Form 10-Q
period 2004-09-30
NTS REALTY HOLDINGS LP
filed 2004-12-20
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-112467

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road
Louisville, Kentucky 40223

(Address of principal executive offices)

(502) 426-4800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      Yes ☐    No ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐   No ☒

The Company has a registration statement on Form S-4 under the Securities Act of 1933, as amended, that became effective on October 27, 2004.  However, the Company has not yet issued any securities.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

NTS Realty Holdings Limited Partnership
Balance Sheets as of September 30, 2004 and January 15, 2004
Notes to Balance Sheets
Introductory Note to Pro Forma Consolidated Financial Information
Pro Forma Consolidated Balance Sheet as of September 30, 2004
Pro Forma Consolidated Statements of Operations for the Nine Months Ended September 30, 2004
Pro Forma Consolidated Statements of Operations for the Year Ended December 31, 2003
Notes and General Partners’ Assumptions to Pro Forma Consolidated Financial Statements
Introductory Note to Historical Combining Financial Information
Historical Combining Statements of Operations for the Three Months Ended September 30, 2004
Historical Combining Statements of Operations for the Nine Months Ended September 30, 2004
Historical Combining Statements of Operations for the Three Months Ended September 30, 2003
Historical Combining Statements of Operations for the Nine Months Ended September 30, 2003
Historical Combining Cash Flow Statement for the Nine Months Ended September 30, 2004
Historical Combining Cash Flow Statement for the Nine Months Ended September 30, 2003
Notes to Historical Combining Financial Statements

NTS Private Group
Combined Balance Sheets as of September 30, 2004 and December 31, 2003
Combined Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003
Combined Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
Notes to Combined Financial Statements

ORIG, LLC
Balance Sheets as of September 30, 2004 and September 30, 2003
Notes to Balance Sheets

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Historical Combined
NTS Private Group

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Items 1 – 6

Signatures

Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred.  For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur.  If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our registration statement on Form S-4 which was made effective October 27, 2004.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

BALANCE SHEETS

	As of September 30, 2004	As of January 15, 2004
	(UNAUDITED)
ASSETS
Cash	$100	$100
Other assets	35,000	—

TOTAL ASSETS	$35,100	$100

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Accrued payables – affiliate	$65,616	$—

TOTAL LIABILITIES	$65,616	$—

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS’ EQUITY (DEFICIT)	$(30,516)	$100

TOTAL LIABILITES AND PARTNERS’ EQUITY (DEFICIT)	$35,100	$100

The accompanying notes to balance sheets are an integral part of these balance sheets.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

NOTES TO BALANCE SHEETS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

A) Organization and Basis of Presentation

NTS Realty Holdings Limited Partnership (“NTS Realty”), a newly formed limited partnership, was organized in the State of Delaware on September 26, 2003.  On February 4, 2004, NTS Realty filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) with respect to, among other things, a proposed merger of five limited partnerships (the “Partnerships”) registered under the Securities Exchange Act of 1934.  The Partnerships involved in the proposed merger are NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd.  Concurrent with the merger ORIG, LLC (“ORIG”), a Kentucky limited liability company affiliated with the Partnerships’ general partners, will contribute substantially all its assets and all of its liabilities to NTS Realty.  If the proposed merger is completed, each limited partnership will be merged with and into NTS Realty.

Our registration statement on Form S-4 was made effective by the SEC on October 27, 2004.  The merger vote is presently being conducted and will close on December 27, 2004.  On December 10, 2004, the American Stock Exchange approved our application to list our partnership units if the merger is completed.  We urge you to read our registration statement on Form S-4 as filed with the SEC for details of our merger, the Partnerships, our affiliates (NTS Private Group, ORIG and NTS Development Company) and their respective interests and roles in the merger and subsequent operation of our partnership.

Our financial statements as presented include the following pro forma consolidated financial statements and notes, historical combining financial statements and notes, as well as the combined financial statements and notes of NTS Private Group and balance sheets and notes of ORIG.

NTS Realty intends to qualify as a partnership for federal income tax purposes for the taxable year in which the merger is completed.  A limited partnership is a legal entity that offers its investors limited liability protection against claims brought against the limited partnership.  A limited partnership also is not subject to federal income tax, but rather, the limited partnership’s profit or loss for federal income tax purposes is reported directly by its investors.

B) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent.  Actual results could differ from these estimates.

C) Other Assets

Other assets includes fees paid to a lender related to the financing we expect to use as part of the merger described above.

D) Income Taxes

NTS Realty qualifies to be treated as a partnership under sections of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder and will not elect to be taxed as a corporation for federal income tax purposes.  NTS Realty passes through its income and expenses to its investors for tax purposes.

Note 2 - Borrowings

Concurrent with the consummation of the proposed merger, NTS Realty intends to succeed to the borrowings then held by the Partnerships and other merging real estate entities affiliated with their general partners.  NTS Realty will also assume liabilities of ORIG, which consist primarily of mortgage loans secured by commercial retail and residential properties.  We intend to refinance a majority of the debt to be assumed in the merger, which would result in prepayment penalties of approximately $5.8 million.

Note 3 - Related Party Transactions

NTS Realty will be externally managed under an agreement with NTS Development Company (“NTS Devco”) an affiliate of NTS Realty’s general partners.  NTS Devco will be paid a management fee pursuant to the terms of an agreement entered into with NTS Realty.  NTS Devco will also be reimbursed its actual costs for services rendered to NTS Realty.  Funds were advanced on our behalf by NTS Financial Partnership, an affiliate of NTS Devco, totaling approximately $30,000 for start-up costs and $35,000 for loan fees.  NTS Realty had no other operations from inception on September 26, 2003, to September 30, 2004.

Note 4 – Commitments and Contingencies

Merger/Settlement Charge

NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG has agreed to admit a “qualified settlement trust” as a special member of ORIG. This special member interest is being created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG will be designated for the benefit of the qualified settlement trust. ORIG will own the Units, but all of the rights associated with the Units will inure to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million non-cash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the ‘‘Class Units.’’ Under the terms of the settlement agreement governing the qualified settlement trust, the three members of ORIG (Mr. Nichols, his spouse and Mr. Lavin) are jointly obligated, for a period of two years, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment will result in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the ‘‘fair market value’’ of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation.  Our Statement of Operations will include a non-cash charge for our estimate related to the settlement with a corresponding credit to Partners’ Equity when the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” is met.

INTRODUCTORY NOTE TO

PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

(UNAUDITED)

The following unaudited pro forma consolidated financial data as of and for the nine months ended September 30, 2004 and the year ended December 31, 2003 are based upon the historical combining financial statements included herein.

The unaudited pro forma consolidated balance sheet as of September 30, 2004 is adjusted to give effect to the merger as if it occurred on September 30, 2004.  The unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2004 and the year ended December 31, 2003 are adjusted to give effect to the merger as if it occurred on January 1, 2003.  The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that our management believes are reasonable.

The unaudited pro forma consolidated financial data does not purport to represent what our results of operations or financial condition would actually have been had the merger occurred on the dates indicated or to project our results of operations or financial condition for any future period or date.  The unaudited pro forma consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included herein.

PRO FORMA

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical	Pro Forma		Partnership
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined	Adjustments		Pro Forma
ASSETS
Cash	$533,625	114,284	299,273	242,266	206,108	807,649	21,818	—		2,225,023	13,374,587	(a)(b)	15,599,610
Cash – restricted	64,682	63,897	755,976	375,021	27,150	348,195	42,445	—		1,677,366	—		1,677,366
Accounts receivable	935,161	135,667	661,730	57,385	12,115	622,179	49,155	—		2,473,392	(2,070,245	)(c)	403,147
Land, buildings and amenities, net	8,517,323	5,581,140	19,691,909	38,978,599	6,796,557	34,458,150	2,810,999	—		116,834,677	41,840,511	(d)	158,675,188
Other assets	323,464	56,876	764,140	1,168,069	29,263	1,325,902	24,269	(737,552	)(1)	2,954,431	4,860,885	(b)(d)	7,815,316
Investments	—	1,187,094	—	—	839,077	—	—	(2,026,171	)(1)	—	—		—

TOTAL ASSETS	$10,374,255	7,138,958	22,173,028	40,821,340	7,910,270	37,562,075	2,948,686	(2,763,723)		126,164,889	58,005,738		184,170,627

LIABILITIES & PARTNERS’ EQUITY
Mortgages and notes payable	$5,979,480	2,659,878	13,337,353	30,248,106	3,219,830	34,880,469	745,135	13,430,908	(2)	104,501,159	18,311,951	(b)	122,813,110
Accounts payable	198,357	364,471	926,264	893,778	166,168	935,241	10,106	—		3,494,385	—		3,494,385
Accounts payable – affiliate	—	—	709,112	1,102,521	—	—	—	—		1,811,633	—		1,811,633
Security deposits	149,140	25,385	240,595	242,409	26,500	189,354	—	—		873,383	—		873,383
Other liabilities	159,468	163,369	633,796	943,709	83,688	505,429	92,388	—		2,581,847	—		2,581,847

TOTAL LIABILITIES	6,486,445	3,213,103	15,847,120	33,430,523	3,496,186	36,510,493	847,629	13,430,908		113,262,407	18,311,951		131,574,358

COMMITMENTS AND CONTINGENCIES (NOTE (e))

TOTAL MINORITY INTEREST	—	—	968,517	—	—	—	—	(968,517	)(1)	—	—		—

PARTNERS’ EQUITY	3,887,810	3,925,855	5,357,391	7,390,817	4,414,084	1,051,582	2,101,057	(15,226,114)		12,902,482	39,693,787		52,596,269

TOTAL LIABILITES & PARTNERS’ EQUITY	$10,374,255	7,138,958	22,173,028	40,821,340	7,910,270	37,562,075	2,948,686	(2,763,723)		126,164,889	58,005,738		184,170,627

Book value per unit													$4.62

See accompanying Notes and General Partners’ Assumptions to Unaudited Pro Forma Consolidated Financial Statements.

PRO FORMA

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	Total
	Historical	Pro Forma		Pro Forma
	Combined	Adjustments		as Adjusted
REVENUES
Rental income	$23,341,978	$138,849	(a)(b)	$23,480,827
Tenant reimbursements	1,766,214	—		1,766,214

TOTAL REVENUES	25,108,192	138,849		25,247,041

EXPENSES
Operating expenses	6,266,105	—		6,266,105
Operating expenses - affiliated	3,074,450	—		3,074,450
Management fees	1,362,781	—		1,362,781
Real estate taxes	1,533,251	—		1,533,251
Professional and administrative expenses	2,434,231	174,750	(c)	2,608,981
Professional and administrative expenses - affiliated	836,163	155,687	(d)	991,850
Depreciation and amortization	6,127,974	1,701,970	(e)	7,829,944

TOTAL OPERATING EXPENSES	21,634,955	2,032,407		23,667,362

OPERATING INCOME (LOSS)	3,473,237	(1,893,558)		1,579,679

Interest and other income	75,563	—		75,563
Interest expense	(5,741,946)	462,341	(f)	(5,279,605)
Loss on disposal of assets	(67,733)	—		(67,733)

Net loss	$(2,260,879)	$(1,431,217)		$(3,692,096)

Net loss allocated to limited partners	$(2,118,896)	$(1,341,336)		$(3,460,232)

Net loss per limited partnership interest	$(0.18)	$(0.12)		$(0.30)

Number of limited partnership interests	11,381,608	11,381,608		11,381,608

Ratio of earnings to fixed charges				0.30

See accompanying Notes and General Partners’ Assumptions to Unaudited Pro Forma Consolidated Financial Statements.

PRO FORMA

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(UNAUDITED)

	Total
	Historical	Pro Forma		Pro Forma
	Combined	Adjustments		as Adjusted
REVENUES
Rental income	$31,762,268	$270,183	(a)(b)	$32,032,451
Tenant reimbursements	2,371,880	—		2,371,880

TOTAL REVENUES	34,134,148	270,183		34,404,331

EXPENSES
Operating expenses	7,705,887	—		7,705,887
Operating expenses - affiliated	3,703,469	—		3,703,469
Management fees	1,854,917	—		1,854,917
Real estate taxes	2,422,711	—		2,422,711
Professional and administrative expenses	2,514,441	233,000	(c)	2,747,441
Professional and administrative expenses - affiliated	1,003,346	207,583	(d)	1,210,929
Depreciation and amortization	8,006,076	3,408,517	(e)	11,414,593

TOTAL OPERATING EXPENSES	27,210,847	3,849,100		31,059,947

OPERATING INCOME (LOSS)	6,923,301	(3,578,917)		3,344,384

Interest and other income	364,683	—		364,683
Interest expense	(8,185,284)	(5,929,571	)(f)	(14,114,855)
Loss on disposal of assets	(303,906)	—		(303,906)
Settlement charge	—	(2,400,000	)(g)	(2,400,000)

Net loss	$(1,201,206)	$(11,908,488)		$(13,109,694)

Net loss allocated to limited partners	$(1,125,770)	$(11,160,635)		$(12,286,405)

Net loss per limited partnership interest	$(0.10)	$(0.98)		$(1.08)

Number of limited partnership interests	11,381,608	11,381,608		11,381,608

Ratio of earnings to fixed charges				0.07

See accompanying Notes and General Partners’ Assumptions to Unaudited Pro Forma Consolidated Financial Statements.

NOTES AND GENERAL PARTNERS’ ASSUMPTIONS TO

PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adjustments to Unaudited Pro Forma Consolidated Balance Sheet:

(a)          Represents the contribution of cash totaling $1,500,000 to be made to the partnerships pursuant to the litigation settlement described.

(b)         Represents the refinancing of approximately $99 million of existing debt with additional financing of approximately $15 million.  See Note (f) below.

(c)          Represents the adjustments necessary to eliminate the approximate $2,070,000 receivable generated by recording escalating rents on a straight-line basis.

(d)         The merger will be accounted for using the purchase method of accounting in accordance with U.S. generally accepted accounting principles.  Under this method NTS Realty will be treated as the purchasing entity.  A portion of each partnership’s assets and liabilities will be adjusted to reflect their fair market value.  That portion owned by affiliates of the general partner of the partnerships will be reflected at historical cost.  The assets and liabilities contributed through ORIG by NTS Private Group will be accounted for as an exchange of partnership units (equivalent to shares) among entities under common control.  Accordingly, the portion of the assets and liabilities representing Mr. Nichols’ ownership interest in each of the respective entities comprising the NTS Private Group will be accounted for at historic cost by ORIG.  The purchase method of accounting will be applied by ORIG to the remaining portion of the NTS Private Group assets and liabilities that are not owned by Mr. Nichols.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, we allocated the purchase price for each property to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  No customer relationship intangibles exist.  At September 30, 2004 the carrying value of mortgages and notes payable approximates fair market value.  We retained an independent appraiser (CBRE) to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.  As part of the allocation of purchase prices, we recorded the following approximate adjustments:

Purchase Method Accounting Adjustments:

	Residential	Commercial	Total
Land, buildings and amenities, net
Land	$1,091,000	$2,380,000	$3,471,000
Buildings	25,040,000	9,645,000	34,685,000
Tenant improvements	—	3,684,000	3,684,000
	$26,131,000	$15,709,000	$41,840,000
Other assets
Leasing commissions	$—	$(17,000)	$(17,000)
Tenant allowances	—	(76,000)	(76,000)
Loan costs	—	(109,000)	(109,000)
Intangible lease costs:
Above/below market leases	—	1,820,000	1,820,000
Acquired in place leases	1,139,000	1,453,000	2,592,000
Customer relationships	—	—	—
	$1,139,000	$3,071,000	$4,210,000

The value of commercial tenant origination costs and intangible lease costs are to be amortized over the remaining term of each respective lease, primarily ranging from two to ten years.  Residential intangible lease costs are amortized over the remaining term of the respective leases, primarily ranging from one to twelve months.

(e)          NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG has agreed to admit a ‘‘qualified settlement trust’’ as a special member of ORIG. This special member interest is being created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG will be designated for the benefit of the qualified settlement trust. ORIG will own the Units, but all of the rights associated with the Units will inure to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on a $6.2 million non-cash amount of the total $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the ‘‘Class Units.’’ Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment will result in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the ‘‘fair market value’’ of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation.  Our Statement of Operations will include a non-cash charge for our estimate related to the settlement with a corresponding credit to Partners’ Equity when the criteria of SFAS No. 5 “Accounting for Contingencies” is met.

Adjustments to Unaudited Pro Forma Consolidated Statements of Operations:

(a)          We recognized approximately $215,000 and $287,000, for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, as a reduction to rental revenue to reflect the amortization of the intangible lease costs.

(b)         Represents adjustments of approximately $354,000 and $558,000, for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively, to increase rental revenue for the straight-line effect of escalating rental terms as if the merger occurred on January 1, 2003.

(c)          Represents the additional costs of listing securities on an exchange and complying with listing requirements.  These annual costs are estimated to include directors’ fees, directors’ and officers’ insurance, investor communications and exchange listing fees of approximately $48,000, $125,000 and $60,000, respectively.

(d)         Represents the additional personnel and overhead costs allocable to the group of entities contributed by ORIG.  These costs were formerly absorbed by NTS Development Company and were not passed through to the entities contributed by ORIG because no cost sharing agreement existed between the NTS Private Group and NTS Development Company.  These personnel cost allocations are based on management’s estimates of time required by the respective personnel on behalf of the respective entity.  An apportionment factor for each employee is then applied to actual payroll and related overhead costs to allocate the costs ratably.  Non-personnel related overhead costs are allocated ratably based on various factors including actual usage, square footage occupied and FTE’s or headcount.

(e)          These adjustments reflect our estimate of depreciation and amortization expense for our properties as if we owned them from January 1, 2003.  The adjustments are based upon our estimate of the individual properties’ depreciable costs utilizing our depreciation policy.  (See Note (c) in our Adjustments to Unaudited Pro Forma Consolidated Balance Sheet for additional information).

(f)            These adjustments reflect our estimate of the reduction of interest expense as if we had refinanced approximately $99.0 million of our mortgage debt on January 1, 2003 with additional financing of approximately $15.0 million.  The adjustments are based on our estimate of the interest carrying costs on the proceeds of the loans we anticipate obtaining at the time of the merger.  We expect the new mortgage debt to result in annual interest savings of approximately $600,000.  We expect to incur approximately $5.8 million of pre-payment penalties Unamortized loan costs on the refinanced debt of approximately $759,000 will be written off.

(g)         This adjustment for the settlement charge related to the class action settlement described above is our best estimate of the expected number of valid claims to be filed by former limited partners in the class of plaintiffs.

Adjustments to Historical Combined Balance Sheet:

(1)          Represents the elimination of the equity investment and minority interests for the following joint ventures which are reflected in the consolidated financial statements of the following public partnerships:

NTS-Properties V:

Willows II Joint Venture

Lakeshore/University II Joint Venture

NTS-Properties VI:

Sabal Golf Villas Joint Venture

Plainview Point Office Joint Venture

The equity investment balance for NTS-Properties IV’s and NTS-Properties VII’s ownership of BBC 1A has also been eliminated.

(2)          Represents an adjustment of approximately $13,431,000 of ORIG debt and associated interest expense secured by interests in various entities within the NTS Private Group which will be assumed by NTS Realty in the merger.

The pro forma financial information reflects all of the real estate assets, debt and operating results being contributed to us by ORIG and, consequently, management has not separately presented the historic financial information of ORIG.

INTRODUCTORY NOTE TO

HISTORICAL COMBINING FINANCIAL INFORMATION

(UNAUDITED)

The following table sets forth historical combining financial and operating data as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis.  This historical combining presentation reflects adjustments to the actual historical data to include a previously unconsolidated joint venture, eliminates the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnerships and adjustments to include ORIG’s debt and its related interest cost, secured by interests in various entities within the NTS Private Group which will be assumed by NTS Realty in the merger.

We have derived the historical combining statements of operations, balance sheet data and cash flow data as of and for the year ended December 31, 2003 from the audited financial statements of the Partnerships and the NTS Private Group.  We have derived the historical combining statements of operations data and historical cash flow data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for the year ended December 31, 2003.  We have derived the historical combining balance sheet data consisting of ORIG’s debt from the unaudited balance sheet of ORIG for the year ended December 31, 2003.  We have derived the combining statements of operations, balance sheet data and cash flow data as of and for the three and nine months ended September 30, 2004 and 2003 from the unaudited financial statements of the Partnerships, NTS Private Group and ORIG.

In the opinion of our management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.  The results of operations for the interim period are not necessarily indicative of the results of operations for the full year or any future period.

You should read the following historical combining financial information in conjunction with the other financial information and analysis presented in this quarterly report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes of the Partnerships, the NTS Private Group and ORIG included herein.

HISTORICAL COMBINING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
STATEMENT OF OPERATIONS DATA REVENUES
Rental income	$869,562	$511,773	$971,085	$2,733,715	$408,219	$2,190,874	$188,197	$—		$7,873,425
Tenant reimbursements	85,492	45,483	286,827	408	—	114,900	49,056	—		582,166

TOTAL REVENUES	955,054	557,256	1,257,912	2,734,123	408,219	2,305,774	237,253	—		8,455,591

EXPENSES
Operating expenses	202,181	112,013	432,967	918,190	98,310	423,775	37,064	—		2,224,500
Operating expenses – affiliated	78,657	113,674	153,333	399,414	70,278	175,409	11,080	—		1,001,845
Management fees	46,060	30,546	67,696	139,907	19,917	138,443	14,236	—		456,805
Real estate taxes	52,146	29,907	203,278	186,599	19,908	103,231	13,248	—		608,317
Professional and administrative expenses	72,087	117,090	161,239	200,250	65,481	16,317	—	—		632,464
Professional and administrative expenses - affiliated	41,393	45,547	57,950	115,560	37,489	—	—	—		297,939
Depreciation and amortization	251,894	119,434	324,012	663,382	101,706	502,347	92,993	—		2,055,768

TOTAL OPERATING EXPENSES	744,418	568,211	1,400,475	2,623,302	413,089	1,359,522	168,621	—		7,277,638

OPERATING INCOME (LOSS)	210,636	(10,955)	(142,563)	110,821	(4,870)	946,252	68,632	—		1,177,953

Interest and other income	3,900	2,590	4,906	3,197	500	2,949	10	—		18,052
Interest expense	(99,527)	(51,287)	(239,838)	(589,287)	(60,800)	(655,460)	(22,356)	(183,500	)(b)	(1,902,055)
Loss on disposal of assets	—	(7,846)	(920)	(5,428)	—	—	—	—		(14,194)
Income (loss) from investment in joint Ventures	—	5,365	—	—	14,506	—	—	(19,871	)(a)	—

Income (loss) before minority interest	115,009	(62,133)	(378,415)	(480,697)	(50,664)	293,741	46,286	(203,371)		(720,244)

Minority interest	—	—	(28,098)	8,675	—	—	—	19,423	(a)	—

Net income (loss)	$115,009	$(62,133)	$(350,317)	$(489,372)	$(50,664)	$293,741	$46,286	$(222,794)		$(720,244)

Net income (loss) allocated to the limited partners	$125,578	$(61,512)	$(346,814)	$(484,478)	$(50,157)

Net income (loss) per limited partnership interest	$9.99	$(2.55)	$(11.36)	$(12.46)	$(0.09)

Weighted average number of limited partnership interests	12,570	24,109	30,521	38,889	552,236

See accompanying notes to unaudited historical combining financial information.

HISTORICAL COMBINING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
STATEMENT OF OPERATIONS DATA REVENUES
Rental income	$2,573,208	$1,602,066	$2,897,850	$8,004,665	$1,178,939	$6,520,660	$564,590	$—		$23,341,978
Tenant reimbursements	257,270	136,713	854,953	1,203	—	368,907	147,168	—		1,766,214

TOTAL REVENUES	2,830,478	1,738,779	3,752,803	8,005,868	1,178,939	6,889,567	711,758	—		25,108,192

EXPENSES
Operating expenses	611,748	361,707	1,172,015	2,435,113	298,526	1,284,811	102,185	—		6,266,105
Operating expenses – affiliated	248,169	355,960	467,984	1,196,791	209,299	562,288	33,959	—		3,074,450
Management fees	135,023	99,023	205,273	406,825	59,013	414,913	42,711	—		1,362,781
Real estate taxes	156,438	91,168	466,924	409,640	59,724	309,613	39,744	—		1,533,251
Professional and administrative expenses	280,175	425,059	604,832	730,655	261,431	132,079	—	—		2,434,231
Professional and administrative expenses – affiliated	117,334	125,778	160,445	325,398	107,208	—	—	—		836,163
Depreciation and amortization	782,469	372,342	970,532	1,990,038	306,672	1,502,082	203,839	—		6,127,974

TOTAL OPERATING EXPENSES	2,331,356	1,831,037	4,048,005	7,494,460	1,301,873	4,205,786	422,438	—		21,634,955

OPERATING INCOME (LOSS)	499,122	(92,258)	(295,202)	511,408	(122,934)	2,683,781	289,320	—		3,473,237

Interest and other income	9,593	7,075	17,161	18,409	2,829	20,408	88	—		75,563
Interest expense	(301,192)	(164,113)	(729,062)	(1,784,755)	(182,620)	(1,993,110)	(70,291)	(516,803	)(b)	(5,741,946)
Loss on disposal of assets	(1,261)	(11,602)	(5,095)	(9,890)	(1,287)	(38,598)	—	—		(67,733)
Income (loss) from investment in joint ventures	—	63,272	—	—	68,671	—	—	(131,943	)(a)	—

Income (loss) before minority interest	206,262	(197,626)	(1,012,198)	(1,264,828)	(235,341)	672,481	219,117	(648,746)		(2,260,879)

Minority interest	—	—	(37,767)	22,284	—	—	—	15,483	(a)	—

Net income (loss)	$206,262	$(197,626)	$(974,431)	$(1,287,112)	$(235,341)	$672,481	$219,117	$(664,229)		$(2,260,879)

Net income (loss) allocated to the limited partners	$239,356	$(195,650)	$(964,687)	$(1,274,241)	$(232,988)

Net income (loss) per limited partnership interest	$19.04	$(8.12)	$(31.61)	$(32.77)	$(0.42)

Weighted average number of limited partnership interests	12,570	24,109	30,521	38,889	552,236

Ratio of earnings to fixed charges	1.68	(0.20)	(0.34)	0.28	(0.29)	1.34	1.32	N/A		0.61

Deficiency to cover fixed charges	N/A	$197,626	$974,431	$1,287,112	$235,341	N/A	N/A	N/A		$2,260,879

BALANCE SHEET DATA (end of period)
Land, buildings & amenities, net	$8,517,323	$5,581,140	$19,691,909	$38,978,599	$6,796,557	$34,458,150	$2,810,999	$—		$116,834,677
Total assets	10,374,255	7,138,958	22,173,028	40,821,340	7,910,270	37,562,075	2,948,686	(2,763,723	)(a)	$126,164,889
Mortgages and notes payable	5,979,480	2,659,878	13,337,353	30,248,106	3,219,830	34,880,469	745,135	13,430,908	(b)	$104,501,159

Book value per unit	$309	$163	$176	$190	$8	N/A	N/A	N/A		N/A

CASH FLOW DATA
From operating activities	$850,892	$379,942	$705,298	$2,319,954	$55,109	$2,647,036	$490,546	$(516,803	)(a)(b)	$6,931,974
From investing activities	(166,646)	(43,261)	(316,791)	(579,098)	6,531	(796,885)	—	(37,092	)(a)	(1,933,242)
From financing activities	(331,532)	(520,637)	(280,555)	(1,623,932)	(119,187)	(1,482,551)	(502,705)	—		(4,861,099)

Net change in cash	$352,714	$(183,956)	$107,952	$116,924	$(57,547)	$367,600	$(12,159)	$(553,895)		$137,633

See accompanying notes to unaudited historical combining financial information.

HISTORICAL COMBINING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
STATEMENT OF OPERATIONS DATA REVENUES
Rental income	$845,044	$564,562	$972,431	$2,693,946	$398,423	$2,252,309	$188,197	$—		$7,914,912
Tenant reimbursements	86,793	49,642	259,836	255	—	114,737	49,056	—		560,319

TOTAL REVENUES	931,837	614,204	1,232,267	2,694,201	398,423	2,367,046	237,253	—		8,475,231

EXPENSES
Operating expenses	212,024	123,618	356,111	780,352	101,301	406,228	39,821	—		2,019,455
Operating expenses – affiliated	65,243	85,495	127,541	371,770	65,344	147,658	12,183	—		875,234
Management fees	44,799	35,723	66,852	136,652	19,514	145,679	14,238	—		463,457
Real estate taxes	52,041	24,813	127,014	235,377	15,924	102,896	13,083	—		571,148
Professional and administrative expenses	40,530	53,442	132,515	149,667	38,244	91,211	—	—		505,609
Professional and administrative expenses – affiliated	33,286	33,711	43,145	92,880	34,757	—	—	—		237,779
Depreciation and amortization	267,107	127,852	308,569	656,821	102,557	481,222	52,480	—		1,996,608

TOTAL OPERATING EXPENSES	715,030	484,654	1,161,747	2,423,519	377,641	1,374,894	131,805	—		6,669,290

OPERATING INCOME	216,807	129,550	70,520	270,682	20,782	992,152	105,448	—		1,805,941

Interest and other income	3,749	3,001	1,952	4,582	2,258	3,891	49	—		19,482
Interest income – affiliated	—	—	—	—	—	—	—	—		—
Interest expense	(106,064)	(64,450)	(238,760)	(631,524)	(64,556)	(712,085)	(31,512)	(166,588	)(b)	(2,015,539)
Interest expense – affiliated	—	—	—	—	—	—	—	—		—
Loss on disposal of assets	(4,077)	—	(1,430)	—	—	—	(51,513)	—		(57,020)
Income (loss) from investment in joint ventures	—	12,747	—	—	7,043	—	—	(19,790	)(a)	—

Income (loss) before minority interest	110,415	80,848	(167,718)	(356,260)	(34,473)	283,958	22,472	(186,378)		(247,136)

Minority interest	—	—	(4,925)	7,674	—	—	—	(2,749	)(a)	—

Net income (loss)	$110,415	$80,848	$(162,793)	$(363,934)	$(34,473)	$283,958	$22,472	$(183,629)		$(247,136)

Net income (loss) allocated to the limited partners	$121,030	$80,040	$(161,165)	$(360,295)	$(34,128)

Net income (loss) per limited partnership interest	$9.63	$3.32	$(5.28)	$(9.26)	$(0.06)

Weighted average number of limited partnership interests	12,570	24,109	30,521	38,889	552,236

See accompanying notes to unaudited historical combining financial information.

HISTORICAL COMBINING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
STATEMENT OF OPERATIONS DATA REVENUES
Rental income	$2,578,309	$1,735,354	$2,988,568	$8,150,947	$1,257,056	$6,495,921	$564,590	$—		$23,770,745
Tenant reimbursements	269,165	136,184	842,115	2,390	—	382,198	147,168	—		1,779,220

TOTAL REVENUES	2,847,474	1,871,538	3,830,683	8,153,337	1,257,056	6,878,119	711,758	—		25,549,965

EXPENSES
Operating expenses	643,017	373,853	1,062,354	2,276,971	324,603	1,107,884	84,833	—		5,873,515
Operating expenses – affiliated	222,514	276,690	421,112	1,153,281	205,503	488,979	32,570	—		2,800,649
Management fees	137,710	104,475	216,111	414,067	63,811	415,991	42,722	—		1,394,887
Real estate taxes	156,123	87,345	394,668	852,732	59,616	308,689	39,249	—		1,898,422
Professional and administrative expenses	182,542	226,259	504,975	579,203	162,066	91,211	—	—		1,746,256
Professional and administrative expenses – affiliated	107,612	109,737	139,868	295,550	98,193	—	—	—		750,960
Depreciation and amortization	820,660	382,850	929,563	1,958,424	305,102	1,432,776	156,837	—		5,986,212

TOTAL OPERATING EXPENSES	2,270,178	1,561,209	3,668,651	7,530,228	1,218,894	3,845,530	356,211	—		20,450,901

OPERATING INCOME	577,296	310,329	162,032	623,109	38,162	3,032,589	355,547	—		5,099,064

Interest and other income	13,949	4,435	4,778	17,306	5,150	69,229	273	—		115,120
Interest income – affiliated	—	—	—	—	—	—	—	—		—
Interest expense	(330,794)	(202,609)	(733,053)	(1,888,403)	(190,925)	(2,249,620)	(103,190)	(448,624	)(b)	(6,147,218)
Interest expense – affiliated	—	—	—	—	—	—	—	—		—
Loss on disposal of assets	(4,077)	(3,953)	(1,430)	(103,506)	—	(119,773)	(51,513)	—		(284,252)
Income (loss) from investment in joint ventures	—	85,460	—	—	63,030	—	—	(148,490	)(a)	—

Income (loss) before minority interest	256,374	193,662	(567,673)	(1,351,494)	(84,583)	732,425	201,117	(597,114)		(1,217,286)

Minority interest	—	—	(283)	22,753	—	—	—	(22,470	)(a)	—

Net income (loss)	$256,374	$193,662	$(567,390)	$(1,374,247)	$(84,583)	$732,425	$201,117	(574,644)		$(1,217,286)

Net income (loss) allocated to the limited partners	$289,455	$191,725	$(561,716)	$(1,360,505)	$(83,737)

Net income (loss) per limited partnership interest	$23.03	$7.95	$(18.40)	$(34.98)	$(0.15)

Weighted average number of limited partnership interests	12,570	24,109	30,521	38,889	552,236

Ratio of earnings to fixed charges	1.78	1.96	0.23	0.27	0.56	1.33	2.95	N/A		0.80

Deficiency to cover fixed charges	N/A	N/A	$567,390	$1,374,247	$84,583	N/A	N/A	N/A		$1,217,286

BALANCE SHEET DATA (end of period)
Land, buildings & amenities, net	$9,158,323	$5,923,289	$20,562,424	$41,065,761	$7,192,552	$35,350,079	$3,071,041	$—		$122,323,469
Total assets	10,575,413	7,785,136	22,784,711	43,151,508	8,356,009	38,042,985	3,311,894	(2,665,397	)(a)	131,342,259
Mortgages and notes payable	6,416,185	3,335,507	13,339,546	32,001,024	3,377,592	37,374,501	1,327,763	13,047,630	(b)	110,219,748

Book value per unit	$292	$168	$211	$227	$9	N/A	N/A	N/A		N/A

CASH FLOW DATA
From operating activities	$988,859	$519,476	$962,104	$1,589,999	$278,576	$2,658,736	$438,642	$(448,624	)(a)(b)	$6,987,768
From investing activities	(237,274)	(28,905)	(731,610)	(735,215)	(237,372)	5,608,867	(155,023)	71,997	(a)	3,555,465
From financing activities	(879,903)	(449,937)	(207,388)	(1,535,404)	(116,626)	(8,542,323)	(280,310)	—		(12,011,891)

Net change in cash	$(128,318)	$40,634	$23,106	$(680,620)	$(75,422)	$(274,720)	$3,309	$(376,627)		$(1,468,658)

See accompanying notes to unaudited historical combining financial information.

HISTORICAL COMBINING CASH FLOW STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$206,262	$(197,626)	$(974,431)	$(1,287,112)	$(235,341)	$672,481	$219,117	$(664,229	)(a)(b)	$(2,260,879)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	1,261	11,602	5,095	9,890	1,287	38,598	—	—		67,733
Depreciation and amortization	868,495	395,426	1,137,542	2,032,523	309,013	1,704,736	238,529	—		6,694,935
Income from investment in joint ventures	—	(63,272)	—	—	(68,671)	—	—	131,943	(a)	—
Minority interest income (loss)	—	—	(37,767)	22,284	—	—	—	15,483	(a)	—
Changes in assets and liabilities:
Cash and equivalents – restricted	(55,449)	(16,796)	(392,333)	(129,422)	(525)	(268,131)	(34,531)	—		(897,187)
Accounts receivable	(131,134)	35,765	(85,617)	75,474	(7,538)	94,331	18,752	—		33
Other assets	(76,470)	12,643	(34,073)	17,456	14,417	(248,206)	10,344	—		(312,560)
Accounts payable	(93,143)	117,531	615,344	1,173,849	(18,449)	338,962	(5,216)	—		2,128,878
Security deposits	5,848	(3,278)	30,343	2,980	(200)	(23,044)	—	—		12,649
Other liabilities	125,222	87,947	441,195	402,032	61,116	337,309	43,551	—		1,498,372

Net cash provided by (used in) operating activities	850,892	379,942	705,298	2,319,954	55,109	2,647,036	490,546	(516,803)		6,931,974

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and Amenities	(166,646)	(117,863)	(307,128)	(532,090)	(12,630)	(796,885)	—	—		(1,933,242)
Investment in and advances (to) from joint ventures	—	74,602	—	(47,008)	19,161	—	—	(46,755	)(a)	—
Minority interest	—	—	(9,663)	—	—	—	—	9,663	(a)	—

Net cash (used in) provided by investing activities	(166,646)	(43,261)	(316,791)	(579,098)	6,531	(796,885)	—	(37,092)		(1,933,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable	—	—	279,969	19,216	—	400,000	—	—		699,185
Principal payments on mortgages and notes payable	(329,557)	(520,637)	(557,408)	(1,643,148)	(119,187)	(2,119,451)	(441,564)	—		(5,730,952)
Cash distributions	—	—	—	—	—	(160,100)	(61,141)	—		(221,241)
Cash contributions	—	—	—	—	—	397,000	—	—		397,000
Additions to loan costs	(1,975)	—	(3,116)	—	—	—	—	—		(5,091)

Net cash used in provided by financing activities	(331,532)	(520,637)	(280,555)	(1,623,932)	(119,187)	(1,482,551)	(502,705)	—		(4,861,099)

Net increase (decrease) in cash and equivalents	352,714	(183,956)	107,952	116,924	(57,547)	367,600	(12,159)	(553,895)		137,633

CASH AND EQIVALENTS, beginning of period	180,911	298,240	191,321	125,342	263,655	440,049	33,977	—		1,533,495

CASH AND EQUIVALENTS, end of period	$533,625	$114,284	$299,273	$242,266	$206,108	$807,649	$21,818	$(553,895)		$1,671,128

Interest paid on a cash basis	$297,616	$161,916	$687,325	$1,767,610	$182,016	$1,944,171	$63,288	$511,639	(b)	$5,620,745

See accompanying notes to unaudited historical combining financial information.

HISTORICAL COMBINING CASH FLOW STATEMENT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	NTS	NTS	NTS	NTS	NTS	NTS				Total
	Properties	Properties	Properties	Properties	Properties	Private		Combining		Historical
	III	IV	V	VI	VII	Group	BBC 1A	Adjustments		Combined
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$256,374	$193,662	$(567,390)	$(1,374,247)	$(84,583)	$732,425	$201,117	$(574,644	)(a)(b)	$(1,217,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	4,077	3,953	1,430	103,506	—	119,773	51,513	—		284,252
Depreciation and amortization	906,230	413,991	1,089,584	1,997,315	307,442	1,640,623	180,853	—		6,541,612
Income from investment in joint ventures	—	(85,460)	—	22,753	(63,030)	—	—	125,737	(a)	—
Minority interest income (loss)	—	—	(283)	—	—	—	—	283	(a)	—
Changes in assets and liabilities:
Cash and equivalents – restricted	(58,113)	(91,386)	(496,135)	(145,287)	550	(179,235)	(42,141)	—		(1,011,747)
Accounts receivable	(89,486)	(58,000)	(100,796)	(6,821)	2,633	111,753	(17,350)	—		(158,067)
Other assets	(135,177)	(24,410)	(311,844)	(70,271)	(9,424)	(48,009)	8,590	—		(596,119)
Accounts payable	86,593	86,654	879,567	377,301	69,496	(71,531)	18,530	—		1,446,610
Security deposits	(17,773)	(500)	48,205	6,961	(2,150)	17,259	—	—		52,002
Other liabilities	36,134	80,972	419,766	678,789	57,642	335,678	37,530	—		1,646,511

Net cash provided by (used in) operating activities	988,859	519,476	962,104	1,589,999	278,576	2,658,736	438,642	(448,624)		6,987,768

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and Amenities	(237,274)	(51,453)	(728,996)	(682,582)	(198,074)	(552,374)	(155,023)	—		(2,605,776)
Notes receivable - affiliate	—	—	—	—	—	6,161,241	—	—		6,161,241
Investment in and advances (to) from joint ventures	—	22,548	—	(52,633)	(39,298)	—	—	69,383	(a)	—
Minority interest	—	—	(2,614)	—	—	—	—	2,614	(a)	—

Net cash (used in) provided by investing activities	(237,274)	(28,905)	(731,610)	(735,215)	(237,372)	5,608,867	(155,023)	71,997		3,555,465

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and notes payable	—	—	465,714	—	—	152,928	—	—		618,642
Principal payments on mortgages and notes payable	(879,903)	(449,937)	(643,538)	(1,535,404)	(116,626)	(2,247,729)	(405,703)	—		(6,278,840)
Notes payable - affiliate	—	—	—	—	—	(6,664,748)	—	—		(6,664,748)
Cash distributions	—	—	—	—	—	(313,414)	(2,917)	—		(316,331)
Cash contributions	—	—	—	—	—	531,629	128,310	—		659,939
Additions to loan costs	—	—	(29,564)	—	—	(989)	—	—		(30,553)

Net cash used in financing activities	(879,903)	(449,937)	(207,388)	(1,535,404)	(116,626)	(8,542,323)	(280,310)	—		(12,011,891)

Net increase (decrease) in cash and equivalents	(128,318)	40,634	23,106	(680,620)	(75,422)	(274,720)	3,309	(376,627)		(1,468,658)

CASH AND EQIVALENTS, beginning of period	388,449	205,729	235,801	1,058,814	382,533	431,624	42,955	—		2,745,905

CASH AND EQUIVALENTS, end of period	$260,131	$246,363	$258,907	$378,194	$307,111	$156,904	$46,264	$(376,627)		$1,277,247

Interest paid on a cash basis	$330,525	$199,884	$693,476	$1,872,569	$190,329	$2,126,183	$99,149	$506,272	(b)	$6,109,229

See accompanying notes to unaudited historical combining financial information.

NOTES TO HISTORICAL COMBINING FINANCIAL STATEMENTS

(UNAUDITED)

(a)          Represents the elimination of the equity investment, minority interests and income (loss) from investment in joint ventures for the following joint ventures which are reflected in the consolidated financial statements of the following public partnerships:

NTS-Properties V:

Willows II Joint Venture

Lakeshore/University II Joint Venture

NTS-Properties VI:

Sabal Golf Villas Joint Venture

Plainview Point Office Joint Venture

The equity investment balance for NTS-Properties IV’s and NTS-Properties VII’s ownership of BBC 1A has also been eliminated.

(b)         Represents the adjustments to include ORIG’s debt and associated interest expense.  This debt is secured by interest in various entities within the NTS Private Group which will be assumed by NTS Realty in the merger.

Mortgages and Notes Payable Adjustments

ORIG
September 30, 2004	$13,430,908
September 30, 2003	13,047,630

Interest Expense Adjustments

ORIG
September 30, 2004	$516,803
September 30, 2003	448,624

NTS PRIVATE GROUP

COMBINED BALANCE SHEETS

	As of September 30, 2004	As of December 31, 2003
	(UNAUDITED)
ASSETS
Cash and equivalents	$807,649	$440,049
Cash and equivalents – restricted	348,195	80,064
Accounts receivable, net	622,179	716,510
Land, buildings and amenities, net	34,458,150	35,115,339
Other assets	1,325,902	1,366,956

TOTAL ASSETS	$37,562,075	$37,718,918

LIABILITIES AND PARTNERS’ AND MEMBERS’ EQUITY
Mortgages and note payable	$34,880,469	$36,599,920
Accounts payable and accrued expenses	935,241	596,279
Security deposits	189,354	212,398
Other liabilities	505,429	168,120

TOTAL LIABILITIES	36,510,493	37,576,717

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS’ AND MEMBERS’ EQUITY	1,051,582	142,201

TOTAL LIABILITIES AND PARTNERS’ AND MEMBERS’ EQUITY	$37,562,075	$37,718,918

The accompanying notes to combined financial statements are an integral part of these statements.

NTS PRIVATE GROUP

COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Rental income	$2,190,874	$2,252,309	$6,520,660	$6,495,921
Tenant reimbursements	114,900	114,737	368,907	382,198

TOTAL REVENUES	2,305,774	2,367,046	6,889,567	6,878,119

EXPENSES
Operating expenses	423,775	406,228	1,284,811	1,107,884
Operating expenses – affiliated	175,409	147,658	562,288	488,979
Management fees	138,443	145,679	414,913	415,991
Real estate taxes	103,231	102,896	309,613	308,689
Professional and administrative expenses	16,317	91,211	132,079	91,211
Depreciation and amortization	502,347	481,222	1,502,082	1,432,776

TOTAL OPERATING EXPENSES	1,359,522	1,374,894	4,205,786	3,845,530

OPERATING INCOME	946,252	992,152	2,683,781	3,032,589

Interest and other income	2,949	3,891	20,408	14,994
Interest income – affiliated	—	—	—	54,235
Interest expense	(655,460)	(712,085)	(1,993,110)	(2,180,051)
Interest expense – affiliated	—	—	—	(69,569)
Loss on disposal of assets	—	—	(38,598)	(119,773)

Net income	$293,741	$283,958	$672,481	$732,425

The accompanying notes to combined financial statements are an integral part of these statements.

NTS PRIVATE GROUP

COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$672,481	$732,425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	143,462	6,101
Write-off of uncollectible accounts receivable	(16,329)	(4,076)
Loss on disposal of assets	38,598	119,773
Depreciation and amortization	1,704,736	1,640,623
Changes in assets and liabilities:
Cash and equivalents – restricted	(268,131)	(179,235)
Accounts receivable	(32,802)	109,728
Other assets	(248,206)	(48,009)
Accounts payable and accrued expenses	338,962	(71,531)
Security deposits	(23,044)	17,259
Other liabilities	337,309	335,678

Net cash provided by operating activities	2,647,036	2,658,736

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities	(796,885)	(552,374)
Notes receivable – affiliate	—	6,161,241

Net cash (used in) provided by investing activities	(796,885)	5,608,867

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and note payable	(2,119,451)	(2,247,729)
Proceeds from mortgage loans and note payable	400,000	152,928
Notes payable – affiliate	—	(6,664,748)
Cash distributions	(160,100)	(313,414)
Cash contributions	397,000	531,629
Additions to loan costs	—	(989)

Net cash used in financing activities	(1,482,551)	(8,542,323)

Net increase (decrease) in cash and equivalents	367,600	(274,720)

CASH AND EQUIVALENTS, beginning of period	440,049	431,624

CASH AND EQUIVALENTS, end of period	$807,649	$156,904

Interest paid on a cash basis, net of amounts capitalized	$1,944,171	$2,126,183

The accompanying notes to combined financial statements are an integral part of these statements.

NTS PRIVATE GROUP

NOTES TO COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1- Organization

NTS Private Group (the “Group”) is a group of partnerships and pass-through entities under the common ownership and control of Mr. J.D. Nichols.  These entities are in the business of developing, constructing, owning and operating commercial real estate and retail land leases.  The Group includes those properties that are to be contributed to ORIG as part of a restructuring and then to NTS Realty as part of the merger.

Note 2- Significant Accounting Policies

A) Consolidation Policy

The combined financial statements include the accounts of each respective property and joint venture included in the Group.  Intercompany transactions and balances have been eliminated. The terms “we,” “us” or “our,” as the context requires, may refer to the Group, a partnership or an interest in a property or joint venture listed below.

B) Properties and Joint Ventures

The following properties and joint ventures are included in the Group:

•                                          Atrium Center, an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky.

•                                          Anthem Office Center, an office building with approximately 84,700 net rentable square feet in Louisville, Kentucky.

•                                          Blankenbaker Business Center 1B, a business center with approximately 60,000 net rentable square feet in Louisville, Kentucky.

•                                          Blankenbaker Business Center II, a business center with approximately 74,700 net rentable square feet in Louisville, Kentucky.

•                                          Clarke American, a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.

•                                          Outlets Mall, a retail center with approximately 162,600 net rentable square feet in Louisville, Kentucky.

•                                          Sears Office Building, an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.

•                                          Springs Medical Office Center Phase I, an office center with approximately 97,400 net rentable square feet in Louisville, Kentucky.

•                                          Springs Office Center, an office center with approximately 125,300 net rentable square feet in Louisville, Kentucky.

•                                          Bed, Bath & Beyond, a retail company with approximately 35,000 net rentable square feet in Louisville, Kentucky.

•                                          Springs Station, a retail center with approximately 12,000 net rentable square feet in Louisville, Kentucky.

•                                          ITT Parking Lot, a ground lease relating to a 120-space parking lot located in Louisville, Kentucky.

C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

D) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with mortgage companies for property taxes, insurance and tenant improvements in accordance with the loan agreements.

E) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-40 years for buildings and improvements and 5-40 years for amenities. Tenant improvements are generally depreciated over the life of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $55,309,000.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard has not resulted in an impairment loss.

F) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, commercial and retail properties in Louisville, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $100,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Notes Receivable - Affiliate

NTS Financial Partnership, an affiliate of ours, borrows working capital from affiliated entities’ surplus cash and subsequently loans such funds to affiliates requiring temporary financing.  Additionally, NTS Financial Partnership may lend to affiliated entities requiring funds until alternative sources of financing can be obtained.  Loans to and from affiliates bear interest at the Applicable Federal Rate (“AFR”) and are treated as revolving credit arrangements without a stated maturity date.  In June 2003 the affiliates paid the notes receivable.

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	September 30,	December 31,
	2004	2003
	(UNAUDITED)
Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 6.875%, paid March 5, 2004, secured by certain land and a building.	$—	$111,301

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 6.875%, paid March 5, 2004, secured by certain land and a building.	—	25,684

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.39%, maturing July 1, 2008, secured by certain land and a building.	1,702,530	1,982,989

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.39%, maturing July 1, 2008, secured by certain land and a building and guaranteed by NTS Corporation, an affiliate of ours, and J.D. Nichols.	352,856	410,982

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building.	3,144,226	3,267,522

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 6.90%, maturing November 1, 2008, secured by certain land and a building.	8,997,693	9,271,886

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.12%, maturing August 1, 2008, secured by certain land and a building.	7,117,963	7,248,371

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.90%, maturing February 1, 2011, secured by certain land and a building.	3,262,175	3,546,735

Note payable to a bank on demand with interest payable in monthly installments, bearing interest at the Prime Rate, maturing June 1, 2005. The interest rate on September 30, 2004 was 4.75%.	400,000	—

Mortgage payable to a bank, payable in monthly installments, bearing interest at 8.125%, maturing June 22, 2008, secured by certain land and personally guaranteed by J.D. Nichols.	211,108	246,280

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 8.50%, maturing November 15, 2005, secured by certain land and a building.	465,709	741,686

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.96%, maturing August 5, 2009, secured by certain land and a building.	2,762,229	2,803,615

Mortgage payable to an insurance company on demand with interest payable in monthly installments, currently bearing interest at 4.15%, maturing November 15, 2005, secured by certain land and a building.	1,043,241	1,065,676

Mortgage payable to an insurance company, payable in monthly installments, bearing interest at 7.90%, maturing August 1, 2005, secured by certain land and a building.	942,865	1,274,774

Mortgage payable to a bank, payable in monthly installments, bearing interest at a variable rate based on EURO one-month rate plus 2.15%, maturing October 4, 2005, secured by certain land and a building and guaranteed by NTS Corporation. The interest rate on September 30, 2004 was 3.84%.	1,651,500	1,683,000

Note payable to a bank, payable in monthly installments, bearing interest at a variable rate of Prime –0.75%, paid May 1, 2004, secured by certain land, a building and guaranteed by NTS Corporation.	—	35,000

Mortgage payable to a bank, payable in monthly installments, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building.	2,826,374	2,884,419

	$34,880,469	$36,599,920

Our mortgages may be prepaid but are generally subject to prepayment penalties or a yield-maintenance premium.

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on September 30, 2004 and December 31, 2003 was approximately $36,925,000 and $38,977,000, respectively.

Note 6 - Notes Payable - Affiliate

NTS Financial Partnership, an affiliate of ours, lends working capital to affiliated entities requiring funds until alternative sources of financing can be obtained.  Additionally, NTS Financial Partnership may borrow from affiliated entities’ surplus cash and subsequently loan such funds to affiliates requiring temporary financing.  Loans to and from affiliates bear interest at the AFR and are treated as revolving credit arrangements without a stated maturity date.  In June 2003 the notes payable were paid to the affiliates.

Note 7 - Related Party Transactions

NTS Development Company, our affiliate, receives property management fees on a monthly basis.  The fee is equal to 6% of the gross revenues from commercial and retail properties and $100 monthly for each commercial land lease. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5% of costs incurred which relate to capital improvements and major repair and renovation projects.  These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts by NTS Development Company for the nine months ended September 30, 2004 and 2003.  These charges include items which have been expensed as operating expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

	Nine Months Ended
	September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)

Property management fees	$414,913	$415,991

Property management	355,928	307,974
Leasing	63,088	86,160
Administrative – operating	129,135	86,226
Other	14,137	8,619

Total operating expenses – affiliated	562,288	488,979

Repairs and maintenance fees	38,689	64,028
Leasing commissions	28,169	36,385
Construction management	—	5,000

Total related party transactions capitalized	66,858	105,413

Total related party transactions	$1,044,059	$1,010,383

During the nine months ended September 30, 2004 and 2003, we were charged $25,356 and $17,079, respectively, for property maintenance fees from an affiliate of NTS Development Company, which are included in the operating expenses on our combined statements of operations.

NTS Private Group would have reimbursed NTS Development Company for professional and administrative services provided by its employees of approximately $156,000 for each of the nine months ended September 30, 2004 and 2003, respectively, had a management agreement for those services existed between the entities comprising NTS Private Group and NTS Development Company.

Note 8 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments.  Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations.  However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our combined financial position or results of operations.

Note 9 – Segment Reporting

Our reportable operating segments include - retail and commercial real estate operations as well as land leases.  The retail operations represent our ownership and operating results relative to Springs Station and Outlets Mall properties located in Louisville, Kentucky.  The commercial operations represent our ownership and operating results relative to suburban commercial office space located in Louisville, Kentucky.  The land operations represent our ownership and operating results relative to a ground lease located in Louisville, Kentucky.

The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income.

	Three Months Ended September 30, 2004
	Land	Retail	Commercial	Total
	(UNAUDITED)

Rental income	$9,276	$316,034	$1,865,564	$2,190,874
Tenant reimbursements	—	13,113	101,787	114,900

Total revenues	9,276	329,147	1,967,351	2,305,774

Operating expenses and operating expenses – affiliated	98	31,263	567,823	599,184
Management fees	300	20,789	117,354	138,443
Real estate taxes	398	7,479	95,354	103,231
Professional and administrative expenses	3,497	3,497	9,323	16,317
Depreciation and amortization	1,272	90,782	410,293	502,347

Total operating expenses	5,565	153,810	1,200,147	1,359,522

Operating income	3,711	175,337	767,204	946,252

Interest and other income	—	555	2,394	2,949
Interest expense	—	(101,725)	(553,735)	(655,460)

Net income	$3,711	$74,167	$215,863	$293,741

	Three Months Ended September 30, 2003
	(UNAUDITED)
	Land	Retail	Commercial	Total

Rental income	$13,384	$324,148	$1,914,777	$2,252,309
Tenant reimbursements	—	16,210	98,527	114,737

Total revenues	13,384	340,358	2,013,304	2,367,046

Operating expenses and operating expenses – affiliated	461	24,656	528,769	553,886
Management fees	300	21,426	123,953	145,679
Real estate taxes	399	7,650	94,847	102,896
Professional and administrative expenses	19,545	19,545	52,121	91,211
Depreciation and amortization	1,272	75,043	404,907	481,222

Total operating expenses	21,977	148,320	1,204,597	1,374,894

Operating (loss) income	(8,593)	192,038	808,707	992,152

Interest and other income	—	39	3,852	3,891
Interest income - affiliated	—	—	—	—
Interest expense	—	(112,496)	(599,589)	(712,085)
Interest expense - affiliated	—	—	—	—
Loss on disposal of assets	—	—	—	—

Net (loss) income	$(8,593)	$79,581	$212,970	$283,958

	Nine Months Ended September 30, 2004
	(UNAUDITED)
	Land	Retail	Commercial	Total

Rental income	$36,044	$963,341	$5,521,275	$6,520,660
Tenant reimbursements	—	42,905	326,002	368,907

Total revenues	36,044	1,006,246	5,847,277	6,889,567

Operating expenses and operating Expenses – affiliated	874	204,924	1,641,301	1,847,099
Management fees	900	60,839	353,174	414,913
Real estate taxes	1,195	22,437	285,981	309,613
Professional and administrative expenses	28,303	28,303	75,473	132,079
Depreciation and amortization	3,815	240,881	1,257,386	1,502,082

Total operating expenses	35,087	557,384	3,613,315	4,205,786

Operating income	957	448,862	2,233,962	2,683,781

Interest and other income	—	625	19,783	20,408
Interest expense	—	(309,937)	(1,683,173)	(1,993,110)
Loss on disposal of assets	—	—	(38,598)	(38,598)

Net income	$957	$139,550	$531,974	$672,481

	Nine Months Ended September 30, 2003
	(UNAUDITED)
	Land	Retail	Commercial	Total

Rental income	$40,153	$956,411	$5,499,357	$6,495,921
Tenant reimbursements	—	57,899	324,299	382,198

Total revenues	40,153	1,014,310	5,823,656	6,878,119

Operating expenses and operating expenses – affiliated	2,048	70,207	1,524,608	1,596,863
Management fees	900	60,746	354,345	415,991
Real estate taxes	1,196	22,950	284,543	308,689
Professional and administrative expenses	19,545	19,545	52,121	91,211
Depreciation and amortization	3,815	218,454	1,210,507	1,432,776

Total operating expenses	27,504	391,902	3,426,124	3,845,530

Operating income	12,649	622,408	2,397,532	3,032,589

Interest and other income	—	390	14,604	14,994
Interest income - affiliated	3,741	11,613	38,881	54,235
Interest expense	—	(343,088)	(1,836,963)	(2,180,051)
Interest expense - affiliated	(238)	—	(69,331)	(69,569)
Loss on disposal of assets	—	—	(119,773)	(119,773)

Net income	$16,152	$291,323	$424,950	$732,425

ORIG, LLC

BALANCE SHEETS

	As of
	September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
ASSETS
Cash and equivalents	$10,452	$39,195
Investments in unconsolidated affiliates	15,085,904	15,553,288
Other assets	—	199

TOTAL ASSETS	$15,096,356	$15,592,682

LIABILITIES AND MEMBERS’ EQUITY
Notes payable	$13,430,908	$13,047,630
Accrued expenses	274,250	90,619

TOTAL LIABILITIES	13,705,158	13,138,249

COMMITMENTS AND CONTINGENCIES (Note 5)

MEMBERS’ EQUITY	1,391,198	2,454,433

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$15,096,356	$15,592,682

The accompanying notes to balance sheets are an integral part of these balance sheets.

ORIG, LLC

NOTES TO BALANCE SHEETS

(UNAUDITED)

Note 1 - Organization

ORIG, LLC (“ORIG”) is a limited liability company organized under the laws of the State of Kentucky in 1999.  We are in the business of investing in entities that own commercial and residential real estate property.  Our current members are J.D. Nichols, Barbara Nichols and Brian F. Lavin.

Note 2- Significant Accounting Policies

A) Investment Accounting

The balance sheets include our investments in unconsolidated affiliates accounted for mainly using the equity method.  Intercompany transactions and balances have been eliminated. The terms “we,” “us” or “our,” as the context requires, may refer to ORIG or its interests in its investments.  Our equity investments are recorded at the lesser of carrying value or fair market value.

B) Investments in Unconsolidated Affiliates

Our investments at September 30, 2004 were:

•                                          NTS-Properties III - a real estate limited partnership, 4,602 Interests, representing 36.60%.

•                                          NTS-Properties IV - a real estate limited partnership, 10,377 Interests, representing 43.03%.

•                                          NTS-Properties V - a real estate limited partnership, 11,934 Interests, representing 39.09%.

•                                          NTS-Properties VI - a real estate limited partnership, 18,293 Interests, representing 47.03%.

•                                          NTS-Properties VII - a real estate limited partnership, 218,772 Interests, representing 39.62%.

•                                          Blankenbaker Business Center Joint Venture - a real estate joint venture interest, representing a 39.05% ownership interest.

•                                          Lakeshore/University II Joint Venture - a real estate joint venture interest, representing a 7.69% ownership interest.

In addition, we have an 8.47% investment in the NTS Mortgage Income Fund, a Delaware Corporation.  This investment is accounted for using the cost method.

Presented below are approximate condensed balance sheets for our unconsolidated affiliated real estate limited partnership investments.

	As of
	September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
CONDENSED BALANCE SHEETS
Cash and accounts receivable	$4,598,000	$4,153,000
Land, buildings and amenities, net	82,376,000	86,973,000
Other assets	1,629,000	2,173,000

TOTAL ASSETS	$88,603,000	$93,299,000

Mortgage and notes payable	$56,190,000	$59,798,000
Other liabilities	7,131,000	5,564,000
Equity	25,282,000	27,937,000

TOTAL LIABILITIES AND EQUITY	$88,603,000	$93,299,000

For the nine months ended September 30, 2004 and 2003, the unconsolidated Joint Ventures had total rental revenues of approximately $18,219,000 and $18,672,000, respectively, and net losses of $(2,397,000) and $(1,501,000), respectively.

C) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

D) Income Taxes

We have elected to be treated as a partnership under the Internal Revenue Code for both federal and state purposes.  Our taxable income or loss is included in the tax returns of the individual members.  Accordingly, we make no provision for income taxes.

Note 3 - Concentration of Credit Risk

We own investments in entities that own and operate, either wholly or through joint ventures, residential and commercial properties in Kentucky (Louisville and Lexington), Georgia (Atlanta), Indiana (Indianapolis), Virginia (Spotsylvania), and Florida (Ft. Lauderdale and Orlando).  Substantially all of the commercial properties’ tenants are local businesses or are businesses which have operations in the Louisville area.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $100,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Notes Payable

Notes payable consist of the following:

	As of
	September 30,
	2004	2003
Note payable to a bank, bearing interest at Prime +0.25%, due August 31, 2005, personally guaranteed by J.D. Nichols and Brian F. Lavin. The current rate on September 30, 2004 was 5.00%.	$2,000,000	$2,000,000

Note payable to a bank, bearing interest at Prime +0.50%, due August 31, 2005, personally guaranteed by J.D. Nichols and Brian F. Lavin. The current rate on September 30, 2004 was 5.25%.	2,000,000	2,000,000

Note payable to a bank, bearing interest at Prime +1.00%, due August 31, 2005, personally guaranteed by J.D. Nichols and Brian F. Lavin. The current rate on September 30, 2004 was 5.75%.	2,000,000	2,000,000

Note payable to a bank, bearing interest at Prime +1.25%, due August 31, 2005, personally guaranteed by J.D. Nichols and Brian F. Lavin. The current rate on September 30, 2004 was 6.00%.	7,430,908	7,047,630

	$13,430,908	$13,047,630

The notes payable require monthly interest payments and are secured by the interests owned in our unconsolidated real estate limited partnership affiliates and certain interests in NTS/Mall Limited Partnership and NTS/BBC1.

Scheduled maturities of debt are as follows:

Amount
2004	$—
2005	13,430,908
2006	—
2007	—
2008	—
Thereafter	—
$13,430,908

Based on the borrowing rates currently available to us for notes with similar terms and average maturities, the fair value of long-term debt on September 30, 2004 and 2003 was approximately $13,431,000 and $13,048,000, respectively.

Note 5 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments.  Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations.  However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We are contingently liable for joint venture debt, which is recorded as a liability of the joint venture and secured by the respective joint venture property.  As of September 30, 2004, we have guaranteed or are otherwise contingently liable for approximately $9,055,000 of joint venture mortgages and other indebtedness in the event the joint venture defaults under the terms of such mortgages.  The mortgages guaranteed are secured by the property of the joint venture which could be sold in order to satisfy the outstanding obligations.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against us, the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us.  The action purported to bring claims on behalf of a class of limited partners.  These claims are based on, among other things, tender offers made by the Partnerships and us, as well as the operation of the Partnerships by the General Partners.  The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low.  The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds.  No amounts have been accrued as a liability for this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against us, certain of the General Partners and several individuals and entities affiliated with us.  The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence.  In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements.  The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief.  No amounts have been accrued for the settlement of this action in our financial statements.  Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation.  This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation.  As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”).

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court.  The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003.  On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs.  The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel.  The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.  Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, the General Partners have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty.  The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission.  The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty.  Concurrent with the merger, we will contribute substantially all our real estate assets and all of our liabilities to NTS Realty.

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements.  Examples of factors which could affect our performance are set forth in our Registration Statement on Form S-4 dated October 27, 2004, as filed with the Securities and Exchange Commission under the heading “Risk Factors.”  The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

HISTORICAL COMBINED

This section provides the Historical Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as if the partnerships, ORIG and the NTS Private Group were combined on an historical basis.

The following discussion should be read in conjunction with the historical and pro forma financial statements appearing elsewhere in this quarterly report.  This discussion is based primarily on our historical combining statements of operations for the three and nine months ended September 30, 2004 and 2003 and historical combining cash flow information for the nine months ended September 30, 2004 and 2003.  In addition, this section provides a narrative discussion of our pro forma consolidated balance sheet as of September 30, 2004 and our pro forma consolidated statements of operations for the nine months ended September 30, 2004 and for the year ended December 31, 2003.  These pro forma amounts reflect adjustments made to our historical combined financial information to give effect to the impact that completing the merger would have had on certain items as though the merger had been completed on September 30, 2004, for the pro forma balance sheet and January 1, 2003, for the pro forma income statements for the nine months ended September 30, 2004 and for the year ended December 31, 2003.  Finally, in our “future liquidity” section, we discuss our estimates of the net change in cash for the nine months ended September 30, 2004 and 2003, based on certain assumptions.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” specifies circumstances in which certain long lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The merger will be accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.”  NTS Realty will be treated as the purchasing entity.  The portion of each partnership’s assets and liabilities will be adjusted to reflect their fair market value.  That portion owned by affiliates of the general partners of the partnerships will be reflected at historical cost.  The assets and liabilities contributed by NTS Private Group will be adjusted to reflect their fair market value, except for that portion owned by J.D. Nichols which will be reflected at historical cost due to his common control over the contributing entities.

In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, building and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases.  Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third party appraisal as the primary basis for allocating the purchase price between land and buildings.  A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases.  The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.  A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space.  We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value.  The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals.  We currently do not have tenants with whom we have developed a relationship that we believe has any current intangible value.

Recognition of Rental Income

Our commercial property leases are accounted for as operating leases.  We accrue minimum rents on a straight-line basis over the terms of their respective leases.  We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our tenants.  Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses.  We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred.  We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year.  We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures.  We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight lining,” on a historical combining basis, rental income exceeded the cash collected for rent by approximately $119,000 and $153,000 for the nine months ended September 30, 2004 and 2003, respectively.  If rental income calculated on a straight line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 3 - 40 years, land improvements have estimated useful lives between 5 - 30 years, and amenities have estimated useful lives between  3 - 40 years. Acquired above and below market leases are amortized on a straight line basis over the life of the related leases as an adjustment to rental income.  Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

Our most liquid asset is our cash and cash equivalents, which consist of cash and short term investments, but do not include any restricted cash. On a pro forma basis, assuming the merger and refinancing took place on September 30, 2004, our cash and cash equivalents as of September 30, 2004 would have been approximately $15.6 million, which includes $1.5 million to be paid by NTS Development Company to the partnerships as part of the settlement described elsewhere in this quarterly report and the additional proceeds from our refinancing.  Operating income generated by the properties will be the primary source from which we generate cash. Other sources of cash include the proceeds from mortgage loans and notes payable. Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and payments of deferred fees and expenses to NTS Development Company.  As of September 30, 2004, NTS-Properties V, a Maryland limited partnership, and NTS-Properties VI, a Maryland limited partnership, have deferred the payment of fees and expenses to NTS Development Company of approximately $709,000 and $1,103,000, respectively. Below is a chart which summarizes our unaudited combined cash flow from operating, investing and financing activities for the nine months ended September 30, 2004 and 2003.

Summary Historical Combined Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flow from operating activities	$6,931,974	$6,987,768
Cash flow from investing activities	(1,933,242)	3,555,465
Cash flow from financing activities	(4,861,099)	(12,011,891)

TOTAL	$137,633	$(1,468,658)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from approximately $7.0 million for the nine months ended September 30, 2003, to approximately $6.9 million for the nine months ended September 30, 2004, primarily due to the increased net operating loss which was negatively impacted by the costs of the ongoing litigation filed by limited partners and settlement directed merger costs.

Cash Flow from Investing Activities

Net cash flow used by investing activities was approximately $1.9 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003 when investing activities provided approximately $3.6 million, primarily from the affiliate notes receivable, which was offset by capital additions.

Cash Flow from Financing Activities

Net cash flow used by financing activities decreased to approximately $4.9 million from $12.0 million for the nine months ended September 30, 2004 and 2003, respectively, primarily due to decreased cash principal payments on mortgages and notes payable.

Future Liquidity

We believe the current occupancy levels are adequate to fund the operations of our properties.  However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  As part of the merger, we intend to refinance approximately $99 million of debt assumed in the merger at lower interest rates and on thirty-year amortization schedules instead of the current ten to fifteen year schedules.  We expect to incur approximately $5.8 million of prepayment penalties as a result of this refinancing.  We expect approximately $11.9 million of additional proceeds from refinancing.  We believe that refinancing this debt will allow us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company and the required minimum distributions to our partners, per our distribution policy.  As of September 30, 2004, NTS-Properties V, a Maryland limited partnership, and NTS-Properties VI, a Maryland limited partnership, have deferred the payment of fees and expenses to NTS Development Company of approximately $709,000 and $1,103,000, respectively.

We expect to incur capital expenditures of approximately $10.0 million during the first twelve months after the merger primarily for roof replacements and tenant origination costs necessary to continue leasing our properties.

Results of Operations

This section describes our results of operations on a historical combined basis for the three and nine months ended September 30, 2004 and 2003.  In addition, we describe our pro forma adjusted results of operations for the nine months ended September 30, 2004 and for the year ended December 31, 2003 which reflects certain adjustments assuming the merger took place on January 1, 2003. As of September 30, 2004, we would have owned nineteen office and business centers, nine multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

Merger/Settlement Charge

NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG has agreed to admit a “qualified settlement trust” as a special member of ORIG. This special member interest is being created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG will be designated for the benefit of the qualified settlement trust. ORIG will own the Units, but all of the rights associated with the Units will inure to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million non-cash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the ‘‘Class Units.’’ Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment will result in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the ‘‘fair market value’’ of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation.  Our Statement of Operations will include a non-cash charge for our estimate related to the settlement with a corresponding credit to Partners’ Equity when the criteria of SFAS No. 5 “Accounting for Contingencies” is met.

Operations Summary

The decrease in revenues in each period was caused primarily by decreased average occupancy and decreased rents per unit at some of our commercial and residential properties.  This decrease was partially offset by increased average occupancy at one of our retail properties and several commercial properties.  This does not appear to be indicative of any trend as there is always significant uncertainty relative to renewing leases for existing leases, re-leasing space vacated by tenants and the time required to locate suitable replacement tenants and the resultant opportunity cost.  The decrease in interest expense in each period is directly related to the reduction of our debt balances due to the continued amortization of the principal balances on the debt.  The following tables offer summarized operating information for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30, 2004
	Land	Retail	Commercial	Residential	Non Segment	Total
	(UNAUDITED)

Revenues	$9,276	$329,147	$4,659,971	$3,457,197	$—	$8,455,591
Operating expenses	98	31,263	1,548,261	1,646,723	—	3,226,345
Interest expense	—	101,725	849,642	582,935	367,753	1,902,055
Depreciation and amortization	1,272	90,782	1,139,880	793,814	30,020	2,055,768
Net income (loss)	3,711	74,167	476,345	34,339	(1,308,806)	(720,244)

	Three Months Ended September 30, 2003
	Land	Retail	Commercial	Residential	Non Segment	Total
	(UNAUDITED)

Revenues	$13,384	$340,358	$4,579,419	$3,542,070	$—	$8,475,231
Operating expenses	461	24,656	1,391,960	1,477,612	—	2,894,689
Interest expense	—	112,496	913,994	402,382	586,667	2,015,539
Depreciation and amortization	1,272	75,043	1,098,599	785,244	36,450	1,996,608
Net (loss) income	(8,593)	79,581	510,803	439,408	(1,268,335)	(247,136)

	Nine Months Ended September 30, 2004
	Land	Retail	Commercial	Residential	Non Segment	Total
	(UNAUDITED)

Revenues	$36,044	$1,006,246	$13,748,538	$10,317,364	$—	$25,108,192
Operating expenses	874	204,924	4,441,327	4,693,430	—	9,340,555
Interest expense	—	309,937	2,589,423	1,762,881	1,079,705	5,741,946
Depreciation and amortization	3,815	240,881	3,406,108	2,374,251	102,919	6,127,974
Net income (loss)	957	139,550	1,453,189	455,990	(4,310,565)	(2,260,879)

	Nine Months Ended September 30, 2003
	Land	Retail	Commercial	Residential	Non Segment	Total
	(UNAUDITED)

Revenues	$40,153	$1,014,310	$13,696,224	$10,799,278	$—	$25,549,965
Operating expenses	2,048	70,207	4,167,449	4,434,460	—	8,674,164
Interest expense	238	343,088	2,890,078	1,212,694	1,701,120	6,147,218
Depreciation and amortization	3,815	218,454	4,891,426	763,167	109,350	5,986,212
Net income (loss)	16,152	291,323	1,483,676	1,192,002	(4,200,439)	(1,217,286)

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended September 30, 2004 and 2003 were approximately $8,456,000 and $8,475,000, respectively.  Rental income and tenant reimbursements for the nine months ended September 30, 2004 and 2003 were approximately $25,108,000 and $25,550,000, respectively.  The decreases of approximately $19,000 and $442,000, or 2%, respectively, were not significant changes and are not indicative of any known trend or uncertainty.  There were no offsetting material changes.

On a pro forma basis, rental income and tenant reimbursements for the nine months ended September 30, 2004 and the year ended December 31, 2003 would have been approximately $25,247,000 and $34,404,000, respectively, which reflects adjustments for the straight-line effect of escalating rental terms, and amortization of intangible lease costs.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses and operating expense – affiliated for the three months ended September 30, 2004 and 2003 were approximately $3,226,000 and $2,895,000, respectively.  The increase of approximately $331,000, or 11%, was primarily due to increased repairs and maintenance expenses for the residential segments, as well as increased bad debt expense at Lakeshore Business Center Phase II.  Operating expenses and operating expenses – affiliated for the nine months ended September 30, 2004 and 2003 were approximately $9,341,000 and $8,674,000, respectively.  The increase of approximately $667,000, or 8%, was primarily due to increased bad debt expense at NTS Outlets Mall due to the tenant declaring bankruptcy during February 2004.

On a pro forma basis operating expenses and operating expenses – affiliated for the nine months ended September 30, 2004 and the year ended December 31, 2003 would have been approximately $9,341,000 and $11,409,000, respectively.  No pro forma adjustments were made.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

Real estate taxes for the three months ended September 30, 2004 and 2003 were approximately $608,000 and $571,000, respectively.  The increase of approximately $37,000, or 6%, was primarily the result of increased tax assessments for Lakeshore Business Center Phases I, II and III.  Real estate taxes for the nine months ended September 30, 2004 and 2003 were approximately $1,533,000 and $1,898,000, respectively.  The decrease of approximately $365,000, or 19%, in 2004 was primarily due to decreased tax assessments at Willow Lake Apartments.  We received notice of the increased assessments in early 2003 and retained a consultant to negotiate a reduction of the assessments.  During the ensuing time period, the general partners decided to accrue property tax expense according to the assessed rate and not at the anticipated reduced rate.  During the first quarter of 2004, the general partners received notice of the reduction of the assessments and were able to adjust the periodic expense accordingly.  The general partners have not recorded a gain contingency for any property tax over-payments that are expected to be refunded in 2004.

Professional and Administrative Expenses and Professional and Administrative Expenses - Affiliated

Our professional and administrative expenses and professional and administrative expenses – affiliated for the three and nine months ended September 30, 2004 were approximately $930,000 and $3,270,000, respectively, as compared to approximately $743,000 and $2,497,000, respectively, for the same periods in 2003.  The increases of approximately $187,000, or 25%, and $773,000, or 31%, respectively, were primarily the result of increased legal and professional fees related to the litigation filed by limited partners and settlement directed merger.  Professional and administrative expenses for the nine months ended September 30, 2004 included approximately $1,412,000 and $602,000 of merger and litigation expenses, respectively.  Professional and administrative expenses for the nine months ended September 30, 2003 included approximately $440,000 and $493,000 of merger and litigation expenses, respectively.

On a pro forma basis our professional and administrative expenses and professional and administrative expenses – affiliated would have been approximately $3,601,000 for the nine months ended September 30, 2004, and $3,958,000 for the year ending December 31, 2003, which includes adjustments of approximately $330,000 and $441,000, respectively, which represents additional costs of listing our Units on the AMEX and other costs of being public, such as directors’ fees, directors and officers’ insurance and investor communications, as well as additional personnel and overhead costs.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses – affiliated consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Finance	$78,000	$46,000	$230,000	$180,000
Accounting	140,000	111,000	374,000	313,000
Investor Relations	36,000	36,000	102,000	118,000
Human Resources	19,000	19,000	54,000	56,000
Overhead	25,000	28,000	76,000	84,000

Total	$298,000	$240,000	$836,000	$751,000

Depreciation and Amortization Expenses

Our depreciation and amortization expenses for the three and nine months ended September 30, 2004 were approximately $2,056,000 and $6,128,000, respectively, as compared to approximately $1,997,000 and $5,986,000 for the same periods in 2003.  The increases of approximately $59,000, or 3%, and $142,000, or 2%, respectively, were not significant and are not indicative of any known trend or uncertainty.  There were no material offsetting changes.

On a pro forma basis our depreciation and amortization expenses would have been approximately $7,830,000 for the nine months ended September 30, 2004, and $11,415,000 for the year ending December 31, 2003, which includes adjustments of approximately $1,702,000 and $3,409,000, respectively to reflect our estimate of depreciation and amortization expense for our properties as if we owned them from January 1, 2003.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2003 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
		Within One	One - Three	Three - Five	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Mortgages and notes payable	$109,258,373	$12,402,096	$30,924,031	$29,590,020	$36,342,226

Capital lease obligations (1)	$7,441	$7,441	$—	$—	$—

Operating leases (2)	$—	$—	$—	$—	$—

Other long-term obligations (3)	$—	$—	$—	$—	$—

Total contractual cash obligations	$109,265,814	$12,409,537	$30,924,031	$29,590,020	$36,342,226

(1)          The lease is for six golf carts purchased for Willow Lake Apartments, Park Place Apartments and The Willows of Plainview Apartments (two golf carts each).

(2)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(3)          We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
Other Commercial	Amounts	Within One	One - Three	Three - Five	After 5
Commitments	Committed	Year	Years	Years	Years
Line of credit	$—	$—	$—	$—	$—

Standby letters of credit and guarantees	$—	$—	$—	$—	$—

Other commercial commitments (1)	$—	$—	$—	$—	$—

Total commercial commitments	$—	$—	$—	$—	$—

(1)          We do not, as a practice, enter into long term purchase commitments for commodities or services.  We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

THE NTS PRIVATE GROUP

This section provides the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for the NTS Private Group.  The NTS Private Group, referred to in this MD&A as “us,” “we,” or “our,” as the context requires, is a theoretical combined entity which combines a group of partnerships and pass through entities under common ownership and control of Mr. J.D. Nichols.  All of the partnerships and pass through entities which together represent the NTS Private Group, will either merge with and into ORIG or will contribute all of its assets and liabilities to ORIG as part of the proposed merger between the five public partnerships.

The following discussion is based primarily on the Combined Financial Statements of NTS Private Group as of and for the three and nine months ended September 30, 2004 and 2003.  First, we discuss the critical accounting policies that impact the treatment of certain items for financial purposes, such as how we recognize rental income and depreciate our assets.  Next, we discuss the balance sheets and statements of cash flows and how the changes in balance sheet and cash flow items from year to year impact our liquidity and capital resources.  Finally, we discuss results of operations, including changes in net income from period to period.

Private Group Entities and Properties

The following entities together constitute the NTS Private Group.

NTS Atrium Center

NTS Atrium Center is a Kentucky limited partnership which owns Atrium Center.  Atrium Center is a commercial office center with approximately 104,200 square feet located in Louisville, Kentucky.

NTS BBC I

NTS BBC is a Kentucky limited partnership which owns Blankenbaker Business Center IB and Blankenbaker Business Center II.  Blankenbaker Business Center IB and Blankenbaker Business Center II are business centers located in Louisville, Kentucky with approximately 60,000 and 74,700 square feet, respectively.

NTS/BBX Office Acquisition LLC

NTS/BBX Office Acquisition is a Kentucky limited liability company which owns Anthem Office Center.  Anthem Office Center is a commercial office center with approximately 84,700 square feet located in Louisville, Kentucky.

NTS Bluegrass Commonwealth Park LTD.

NTS Bluegrass is a Kentucky limited partnership which owns Clarke American.  Clarke American is a business center with approximately 50,000 net rentable square feet located in Louisville, Kentucky.

NTS Breckinridge, LTD.

NTS Breckinridge is a Kentucky limited partnership with a joint venture ownership interest in an approximate 35,000 square foot retail property located in Louisville, Kentucky, leased to Bed, Bath & Beyond.  NTS Breckinridge owns Springs Station, a retail center with approximately 12,000 square feet located in Louisville, Kentucky.

NTS Mall Limited Partnership

NTS Mall Limited Partnership is a Kentucky limited partnership which owns Outlets Mall.  Outlets Mall is a retail center with approximately 162,600 square feet located in Louisville, Kentucky.

NTS Pickford, LTD.

NTS Pickford, LTD is a Kentucky limited partnership which owns Sears Office Building.  Sears Office Building is an office building with approximately 66,900 square feet located in Louisville, Kentucky.

NTS Springs Medical Office Center, LTD

NTS Springs Medical Office Center is a Kentucky limited partnership which owns Springs Medical Office Center Phase I.  Springs Medical Office Center Phase I is a medical office complex with approximately 97,400 square feet located in Louisville, Kentucky.

NTS Springs Office LTD

NTS Springs Office is a Kentucky limited partnership which owns Springs Office Center.  Springs Office Center is an office center with approximately 125,300 square feet located in Louisville, Kentucky.

NTS Whetstone Limited Partnership

NTS Whetstone is a Kentucky limited partnership which owns ITT Parking Lot.  ITT Parking Lot is a ground lease relating to a 120-space parking lot located in Louisville, Kentucky and leased to ITT Educational Services, Inc.

NTS Willow Lake Partners Limited Partnership

NTS Willow Lake is an Indiana limited partnership with a joint venture ownership interest in an approximate 35,000 square foot retail property located in Louisville, Kentucky, leased to Bed, Bath & Beyond.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of the aforementioned factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. For the nine months ended September 30, 2004 and 2003, we have not recognized an impairment loss on our properties.

Recognition of Rental Income

Our commercial property leases are accounted for as operating leases.  We accrue minimum rents on a straight-line basis over the terms of their respective leases.  We structure our leases to allow us to recover a significant portion of our property operating expenses, real estate taxes and repairs and maintenance expenses from our tenants.  Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses.  We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred.  We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year.  We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures.  We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining,” the cash collected for rent exceeded rental income by approximately $101,000 and $38,000 for the nine months ended September 30, 2004 and 2003, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheets.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with potentially uncollectible outstanding balances due for a period less than ninety days.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 5-40 years, land improvements have estimated useful lives between 7-30 years, and amenities have estimated useful lives between 5-40 years.

Liquidity and Capital Resources

This section describes our balance sheet and discusses our liquidity and capital commitments.  Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments, but does not include our cash which is restricted.  Our historical cash and cash equivalents as of the nine months ended September 30, 2004 was $807,649.  Operating income generated from our properties is the primary source from which we generate cash.  Other sources of cash include proceeds from mortgage loans and notes payable.  Below is a chart which reflects our cash flow from operating, investing and financing activities for the nine months ended September 30, 2004 and 2003, followed by a comparison of the respective periods.

Summary Historical Combined Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	(UNAUDITED)	(UNAUDITED)
Cash flow from operating activities	$2,647,036	$2,658,736
Cash flow from investing activities	(796,885)	5,608,867
Cash flow from financing activities	(1,482,551)	(8,542,323)

TOTAL	$367,600	$(274,720)

Cash Flows from Operating Activities

Net cash provided by operating activities decreased from approximately $2,659,000 for the nine months ended September 30, 2003 to approximately $2,647,000 for the nine months ended September 30, 2004.  The decrease is due, among other things, to the increased cash used to reduce amounts owed to our vendors included in accounts payable and other liabilities, as well as increased accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities was approximately $5,609,000 for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, we used approximately $(797,000) in net cash for investing activities.  The decrease in net cash used was primarily due to a decrease in notes receivable from affiliates as a result of the receivables being paid in their entirety from NTS Financial Partnership on September 30, 2003.

Cash Flows from Financing Activities

Net cash used in financing activities decreased from approximately $8,542,000 for the nine months ended September 30, 2003 to approximately $1,483,000 for the nine months ended September 30, 2004.  The decrease in net cash used was primarily due to cash distributions and a decrease in notes payable-affiliate as a result of the notes being paid in their entirety to NTS Financial Partnership on September 30, 2003.  The increase is partially offset by cash contributions.

Future Liquidity

On June 30, 2003, the notes receivable-affiliate of approximately $6,161,000 for the year ended December 31, 2002 was paid in its entirety by NTS Financial Partnership.  In the same transaction we paid the notes payable-affiliate in its entirety owed to NTS Financial Partnership of approximately $6,665,000 for the year ended December 31, 2002.  As a result of the simultaneous transactions, we paid the difference of approximately $500,000 in cash to NTS Financial Partnership.

We believe the current occupancy levels are adequate to fund the operations of our properties.  However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

Results of Operations

Below is a discussion of our results from operations for the three and nine months ended September 30, 2004 and 2003.

This section describes our results from operations for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.  As of September 30, 2004, we owned three retail properties, eight commercial properties and operated a land lease.  We generate almost all of our operating income from property operations.  In order to evaluate our overall portfolio, management analyzes the operating performance of the properties based on operating segments, which include retail operations, commercial real estate operations and land leases.  The financial information of the operating segments have been prepared in a manner which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of decision making.

Net income for the three and nine months ended September 30, 2004 was approximately $294,000 and $672,000, respectively, as compared to $284,000 and $732,000, respectively, for the three and nine months ended September 30, 2003.  The changes in net income are described in more detail below.  The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2004 and 2003.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	Three Months Ended September 30, 2004
	Land	Retail	Commercial	Total
	(UNAUDITED)
Total revenues	$9,276	$329,147	$1,967,351	$2,305,774
Operating expenses and operating expenses – affiliated	98	31,263	567,823	599,184
Depreciation and amortization	1,272	90,782	410,293	502,347
Total interest expense	—	101,725	553,735	655,460
Net income	3,711	74,167	215,863	293,741

	Three Months Ended September 30, 2003
	Land	Retail	Commercial	Total
	(UNAUDITED)
Total revenues	$13,384	$340,358	$2,013,304	$2,367,046
Operating expenses and operating expenses – affiliated	461	24,656	528,769	553,886
Depreciation and amortization	1,272	75,043	404,907	481,222
Total interest expense	—	112,496	599,589	712,085
Net (loss) income	(8,593)	79,581	212,970	283,958

	Nine Months Ended September 30, 2004
	Land	Retail	Commercial	Total
	(UNAUDITED)
Total revenues	$36,044	$1,006,246	$5,847,277	$6,889,567
Operating expenses and operating expenses – affiliated	874	204,924	1,641,301	1,847,099
Depreciation and amortization	3,815	240,881	1,257,386	1,502,082
Total interest expense	—	309,937	1,683,173	1,993,110
Net income	957	139,550	531,974	672,481

	Nine Months Ended September 30, 2004
	Land	Retail	Commercial	Total
	(UNAUDITED)
Total revenues	$40,153	$1,014,310	$5,823,656	$6,878,119
Operating expenses and operating expenses – affiliated	2,048	70,207	1,524,608	1,596,863
Depreciation and amortization	3,815	218,454	1,210,507	1,432,776
Total interest expense	238	343,088	1,906,294	2,249,620
Net income	16,152	291,323	424,950	732,425

During the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, our total revenues did not change significantly. Increased operating expenses and depreciation and amortization, partially offset by decreased interest expense negatively affected our net income.

Rental and lease income generated by our properties for the nine months ended September 30, 2004 and 2003 were as follows:

Rental and Lease Income

Properties	2004	2003
Anthem Office Center	$608,019	$608,019
Atrium Center	519,173	800,932
Sears Office Building	581,074	568,175
Springs Medical Office Center Phase I	1,275,016	1,158,486
Springs Office Center	1,542,775	1,307,767
Blankenbaker Business Center IB	433,265	433,265
Blankenbaker Business Center II	478,880	541,290
Clarke American	409,075	405,722
Bed, Bath & Beyond	300,969	325,864
NTS Outlet Mall	500,179	497,129
Springs Station	205,098	191,317
ITT Parking Lot	36,044	40,153

TOTAL	$6,889,567	$6,878,119

The average occupancy levels at our properties for the nine months ended September 30, 2004 and 2003 were as follows:

Occupancy Levels

Properties	2004	2003
Anthem Office Center	100%	100%
Atrium Center	51%	67%
Sears Office Building	100%	100%
Springs Medical Office Center Phase I	94%	90%
Springs Office Center	97%	88%
Blankenbaker Business Center IB	100%	100%
Blankenbaker Business Center II	79%	90%
Clarke American	100%	100%
Bed, Bath & Beyond	100%	100%
NTS Outlet Mall	100%	100%
Springs Station	98%	93%
ITT Parking Lot	100%	100%

We believe the changes in occupancy on September 30, from year to year, are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

We are making efforts to increase our occupancy levels at our properties.  The leasing and renewal negotiations are conducted by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky.  The leasing agents are located in the same city as the property.  All advertising is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.  The staff facilitates all on-site visits from potential tenants, negotiates lease renewals with current tenants and coordinates all local advertising with NTS Development Company’s marketing staff.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ended September 30, 2004 and 2003.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended September 30, 2004 and 2003 were approximately $2,306,000 and $2,367,000, respectively.  The decrease of approximately $61,000, or 3%, was primarily a result of decreased average occupancy at Blankenbaker Business Center II, Springs Station and Atrium Center.  The decrease is partially offset by increased average occupancy at Springs Medical I and Springs Office.  Rental income and tenant reimbursements for the nine months ended September 30, 2004 and 2003 were approximately $6,890,000 and $6,878,000, respectively.  The increase of approximately $12,000 was primarily a result of increased average occupancy at Springs Office Center, Springs Medical Office Center Phase I, Sears Office and Springs Station.  The increase is partially offset by decreased average occupancy at Atrium Office Center and Blankenbaker Business Center II.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses for the three months ended September 30, 2004 and 2003 were approximately $424,000 and $406,000, respectively.  The increase of approximately $18,000, or 4%, was not a significant change and is not indicative of any known trend or uncertainty.  There were no offsetting material changes.  Operating expenses for the nine months ended September 30, 2004 and 2003 were approximately $1,285,000 and $1,108,000, respectively.  The increase of approximately $177,000, or 16%, was primarily due to increased bad debt expense at NTS Outlet Mall due to the tenant declaring bankruptcy during February 2004.

Operating expenses – affiliated for the three and nine months ended September 30, 2004 were approximately $175,000 and $562,000, respectively, as compared to approximately $148,000 and $489,000 for the same periods in 2003.  The increases of approximately $27,000, or 18%, and $73,000, or 15%, were primarily due to increased personnel costs.

Operating expenses – affiliated are for services performed by employees of NTS Development Company.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses

Professional and administrative expenses for the three months ended September 30, 2004 and 2003, were approximately $16,000 and $91,000, respectively.  Professional and administrative expenses for the nine months ended September 30, 2004 and 2003, were approximately $132,000 and $91,000, respectively.  The changes were the result of costs incurred for legal and professional fees related to our proposed merger.

Depreciation and Amortization

Depreciation and amortization expenses were approximately $502,000 and $1,502,000 for the three and nine months ended September 30, 2004, respectively, as compared to approximately $481,000 and $1,433,000 for the same periods in 2003.  The increases were primarily the result of assets being placed in service.  Assets placed in service were tenant improvements at Spring Office Center, Springs Medical Office Center Phase I, Springs Station, Blankenbaker Business Center II and Atrium Center, building improvements at Springs Medical Office Center Phase I, Springs Station, Sears Office Building and Blankenbaker Business Center IB and furniture, fixtures and equipment at Springs Office Center, Blankenbaker Business Center II and Atrium Center.  The increase is partially offset by assets (primarily land and building improvements at Atrium Center and tenant finish at Springs Medical Office Center Phase I) becoming fully depreciated.

Interest Income – Affiliated

Interest income from affiliates decreased approximately $54,000 for the nine months ended September 30, 2004, as compared to the same period in 2003, as a result of the notes being paid in their entirety by NTS Financial Partnership on June 30, 2003.

Interest Expense

Interest expense was approximately $655,000 and $1,993,000 for the three and nine months ended September 30, 2004, respectively, as compared to approximately $712,000 and $2,180,000 for the same periods in 2003.   The decreases are primarily due to decreased principal balances as a result of continued principal payments.

Interest Expense – Affiliated

Interest expense paid to affiliates decreased approximately $70,000 for the nine months ended September 30, 2004, as compared to the same period in 2003, as a result of the notes being paid in their entirety to NTS Financial Partnership on June 30, 2003.

Loss on Disposal of Assets

The loss on disposal of assets for the nine months ended September 30, 2004 was primarily due to the retirement of the roof which was not fully depreciated at Blankenbaker Business Center IB.  The loss on disposal of assets for the nine months ended September 30, 2003 was primarily due to the retirements of assets (primarily tenant finish) not fully depreciated at Springs Office Center.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2003 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

Payment Due by Period
		Within One	One - Three	Three - Five	After 5
Contractual Obligations	Total	Year	Years	Years	Years
Mortgages and notes payable	$36,599,920	$5,470,243	$5,077,595	$17,597,412	$8,454,670

Capital lease obligations	$—	$—	$—	$—	$—

Operating leases	$—	$—	$—	$—	$—

Other long-term obligations	$—	$—	$—	$—	$—

Total contractual cash obligations	$36,599,920	$5,470,243	$5,077,595	$17,597,412	$8,454,670

Amount of Commitment Expiration Per Period
Total
Other Commercial	Amounts	Within One	One - Three	Three - Five	After 5
Commitments	Committed	Year	Years	Years	Years
Line of credit	$—	$—	$—	$—	$—

Standby letters of credit and guarantees	$—	$—	$—	$—	$—

Other commercial commitments	$—	$—	$—	$—	$—

Total commercial commitments	$—	$—	$—	$—	$—

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We expect to refinance substantially all of our debt to be acquired at the time of our merger with instruments which bear interest at a fixed rate with the exception of an approximately $14 million mortgage.  We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $10.6 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $140,000 annually.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company through the management of its general partner, NTS Realty Capital, Inc., with the participation of the chief executive officer and chief financial officer of NTS Realty Capital, has evaluated the effectiveness of the Company’s disclosures and procedures (as such is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. The General Partners believe that this action is without merit and are vigorously defending it.

On March 2, 2004, the defendants filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. The defendants filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. The General Partners believe that the claims asserted in the corrected Second Amended Complaint have no merit.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3 - Defaults Upon Senior Securities

Not Applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 - Other Information

Not Applicable.

Item 6 - Exhibits

Exhibit No.
3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	****

3.02	Form of Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership.	****

10.01	Form of Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company	****

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

32.1	Certification of Chief Executive Officer Pursuant to18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2	Certification of Chief Financial Officer Pursuant to18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

99.1	Registration Statement on Form S-4 as filed and made effective by the Securities and Exchange Commission on October 27, 2004.	****

***	Attached as an exhibit with this Form 10-Q.

****	Incorporated by reference to our Registration Statement on Form S-4 under Commission File number 333-112467.

Reports on Form 8-K

A Form 8-K was furnished on December 17, 2004, under Items 8.01 and 9.01, relating to our press release dated December 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing Partner

	By:	/s/	Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	December 20, 2004

	By:	/s/	Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	December 20, 2004