Form 10-K
period 2004-12-31
NTS REALTY HOLDINGS LP
filed 2005-03-31
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Limited Partnership Units	American Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

The American Stock Exchange began to list the registrant's limited partnership units on December 29, 2004. Therefore, as of June 30, 2004, the aggregate market value of the registrant's limited partneship units held by non-affilaites was $0. As of March 1, 2005, there were 11,381,608 limited partnership units outstanding.

Documents Incorporated by Reference: Portions of the registrant's proxy statement for the annual meeting of limited partners to be held in 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Business	3-8
Item 2.	Properties	9-16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for Registrant's Limited Partnership Units and Related Partner Matters	19
Item 6.	Selected Financial Data	20-21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-84
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 8.	Financial Statements and Supplementary Data	86-140
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	141
Item 9A.	Controls and Procedures	142

PART III

Item 10.	Directors and Executive Officers of the Registrant	143
Item 11.	Executive Compensation	143
Item 12.	Security Ownership of Certain Beneficial Owners and Management	143
Item 13.	Certain Relationships and Related Transactions	143
Item 14.	Principal Accountant Fees and Services	143

PART IV

Item 15.	Exhibits and Financial Statement Schedules	144-147
	Signatures	148

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 – Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

        Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our registration statement on Form S-4 which became effective October 27, 2004. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

        Our Form 10-K for the year ended December 31, 2004 includes predecessor financial statements and information for the period from January 1 to December 27, 2004 and for the years ended December 31, 2003 and 2002. The information for the period ended December 27, 2004 is the equivalent to a full calendar year as our predecessors’ operations were substantially complete for the year 2004 as of that date and as reported herein.

PART I

Item 1 – Business

General

        NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a limited partnership in the State of Delaware in 2003. The Partnerships were formed between 1982 and 1987 to invest in fixed portfolios of commercial and multifamily properties. Our registration statement on Form S-4 was made effective by the Securities and Exchange Commission (“SEC”) on October 27, 2004 with respect to a proposed merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”) registered under the Securities Exchange Act of 1934, along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger. The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company (“ORIG”), affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties. The merger was part of a court approved settlement of class action litigation involving the Partnerships. Prior to the merger and contribution, we had no operations and a limited amount of assets.

        Following the merger and contribution and as of December 31, 2004, we own thirty-two properties, comprised of: nine multifamily properties; nineteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (22) and Lexington (3), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (1), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,350 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

        On December 29, 2004, the American Stock Exchange began to list our limited partnership units (the “Units”) for trading. Our Units currently are listed on the American Stock Exchange under the trading symbol “NLP.”

        NTS Realty Capital, Inc. (“NTS Realty Capital”) and NTS Realty Partners, LLC serve as our general partners. Our partnership agreement vests principal management discretion in our managing general partner, NTS Realty Capital, which has the exclusive authority to oversee our business and affairs, subject only to the restrictions in our certificate of limited partnership and partnership agreement. NTS Realty Capital has a five-member board of directors, the majority of whom must be considered to be “independent directors” under the standards promulgated by the American Stock Exchange. Our limited partners have the power to elect these directors on an annual basis.

        We do not have any employees. We have entered into a management agreement with NTS Development Company (“NTS Development”), an affiliate of our general partners, whereby NTS Development oversees and manages the day-to-day operations of our properties. The initial term of the management agreement is one year, provided that NTS Realty Capital is permitted to terminate the agreement on sixty days’ notice. Under this agreement, NTS Development is responsible for managing each of our properties and in return will receive, in most cases, an annual fee equal to 5% of all gross revenues generated by multifamily properties and 6% of all gross revenues generated by commercial properties. However, we will continue to pay NTS Development a fee equal to 5% of all gross revenues generated by the three properties we acquired in the merger from NTS-Properties III. NTS Development’s management fee is paid monthly. NTS Development is also reimbursed for its direct out-of-pocket expenses incurred in operating our properties, including the cost of any goods or services obtained on our behalf from unaffiliated third parties and the salaries or wages of all property management personnel, excluding the chairman, president and chief executive officer of NTS Realty Capital.

        Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Business and Investment Objectives and Operating Strategies

        Since our formation, our business and investment objectives have been to:

•	generate cash flow for distribution;

•	obtain long-term capital gain on the sale of any properties;

•	make new investments in properties or joint ventures, including by, directly or indirectly, developing new properties; and

•	preserve and protect the limited partners' capital.

        The board of directors of NTS Realty Capital, in the board’s sole discretion, may change these investment objectives as it deems appropriate and in our best interests. Prior to changing any of the investment objectives, the board will consider, among other factors, expectations, changing market trends, management expertise and ability and the relative risks and rewards associated with any change.

        We intend to reach our business and investment objectives through our acquisition and operating strategies. Our acquisition and operating strategies are to:

•	maintain a portfolio which is diversified by property type and to some degree by geographical location;

•	achieve and maintain high occupancy and increase rental rates through: (1) efficient leasing strategies, and (2) providing quality maintenance and services to tenants;

•	control operating expenses through operating efficiencies and economies of scale;

•	attract and retain high quality tenants;

•	invest in properties that we believe offer significant growth opportunity; and

•	emphasize regular repair and capital improvement programs to enhance the properties’ competitive advantages in their respective markets.

Competition

        We compete with other entities both to locate suitable properties for acquisition, to locate purchasers for our properties and to locate tenants to rent space at each of our properties. Although our business is competitive, it is not seasonal. While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition. This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. There are numerous other similar types of properties located in close proximity to each of our properties. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants. The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged. Competition to acquire existing properties from institutional investors and other publicly traded real estate limited partnerships and real estate investment trusts has increased substantially in the past several years. In many of our markets, institutional investors and owners and developers of properties compete vigorously to acquire, develop and lease space. Many of these competitors have substantially more resources than us.

Competitive Advantages

        We believe that we have competitive advantages that will enable us to be selective with respect to additional real estate investment opportunities. Our competitive advantages include:

•	substantial local market expertise where we own properties;

•	long standing relationships with tenants, real estate brokers and institutional and other owners of real estate in our markets; and

•	fully integrated real estate operations that allow us to respond quickly to acquisition opportunities.

Distribution Policy

        We pay distributions if and when authorized by our managing general partner. We are required to pay distributions on a quarterly basis, commencing in the first quarter of 2005, equal to sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax. Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year. Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year. For these purposes, “net cash flow from operations” means taxable income or loss, increased by:

•	tax-exempt interest;

•	depreciation;

•	amortization;

•	cost recovery allowances; and

•	other noncash charges deducted in determining taxable income or loss, and decreased by:

•	principal payments on indebtedness;

•	property replacement or reserves actually established;

•	capital expenditures when made other than from reserves or from borrowings, the proceeds of which are not included in operating cash flow; and

•	any other cash expenditures not deducted in determining taxable income or loss.

        As noted above, “net cash flow from operations” is reduced by the amount of reserves as determined by us each quarter. NTS Realty Capital will establish these reserves for, among other things, working capital or capital improvement needs. Therefore, there is no assurance that we will have net cash flow from operations from which to pay distributions in the future. For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures. Because net cash flow from operations is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any net cash flow from operations from which to pay distributions.

Investment and Financing Policies

        We will consider the acquisition of additional multifamily properties, retail properties, office buildings and business centers from time to time, with our primary emphasis on multifamily and retail properties. These properties may be located anywhere within the continental United States; however, we will continue to focus on the Midwest and Southeast portions of the United States. We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards. We also plan not to acquire any new properties at a capitalization rate less than five percent (5%). Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than seventy percent (70%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

        In addition to the foregoing, we may engage in transactions structured as “like kind exchanges” of property to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code. If we are able to structure an exchange of properties as a “like kind exchange,” then any gain we realize from the exchange would not be recognized for federal income tax purposes. The test for determining whether exchanged properties are of “like kind” is whether the properties are of the same nature or character.

Other Policies

        We must obtain the approval of the majority of NTS Realty Capital’s independent directors before we may enter into a contract or a transaction with either of our general partners or their respective affiliates. In addition, we are prohibited from:

•	acquiring or leasing any properties from, or selling any properties to, either of our general partners or their respective affiliates;

•	leasing more than fifteen percent (15%) of any property to our general partners or their affiliates; provided further, that any lease that we enter into with our general partners or their affiliates must be on terms and conditions, and at a rental value, no less favorable to us than those which have been determined by arms’ length negotiations with an unaffiliated third party;

•	making any loans to our general partners or their affiliates;

•	acquiring any properties in exchange for Units;

•	paying any insurance brokerage fee to, or obtaining an insurance policy from, our general partners or their affiliates; and

•	commingling our funds with funds not belonging to us.

Change in Policies

        NTS Realty Capital, through its board of directors, will determine our distribution, investment, financing and other policies. The board reviews these policies at least annually to determine whether they are being followed and if they are in the best interests of our limited partners. The board may revise or amend these policies at any time without a vote of the limited partners.

Working Capital Practices

        Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Conflicts of Interest

        Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols. Mr. Nichols beneficially owns approximately 56% of our Units. Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution. In addition, affiliates of our general partners currently own vacant lots located adjacent to Blankenbaker Business Centers 1A and 1B and Outlets Mall. These affiliates may acquire additional properties in the future which are located adjacent to properties that we acquired in the merger or contribution.

Environmental Matters

        We believe that our portfolio of properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. During approximately the last ten years, independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties that we acquired in the merger. Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. These assessments may not, however, have revealed all environmental conditions, liabilities or compliance concerns.

Access to Company Information

        We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website, and by responding to requests addressed to investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.ntsdevelopment.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

Item 2 – Properties

General

        As a result of the merger of the Partnerships with and into us and ORIG’s contribution of substantially all of its assets and liabilities, we own fee simple title to nineteen office buildings and business centers, nine multifamily properties, three retail properties and one ground lease. Set forth below is a description of each property

Office Buildings:

•	NTS Center, which was constructed in 1977, is an office complex with approximately 116,200 net rentable square feet located in Louisville, Kentucky. As of December 31, 2004, there were seven tenants leasing office space aggregating approximately 86,600 square feet. NTS Center’s tenants are professional service entities, principally in real estate and grocery chain management. Two of these tenants individually lease more than 10% of NTS Center’s rentable area. NTS Center was 75% occupied as of December 31, 2004.

•	Plainview Center, which was constructed in 1983, is an office complex with approximately 96,100 net rentable square feet located in Louisville, Kentucky. As of December 31, 2004, there were nine tenants leasing office space aggregating approximately 79,600 square feet. The tenants are professional service entities, principally in healthcare and victim notification services. Two of these tenants individually lease more than 10% of Plainview Center’s net rentable area. Plainview Center was 83% occupied as of December 31, 2004.

•	Plainview Point Office Center Phases I and II, which were constructed in 1983, is an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were six tenants leasing office space aggregating approximately 37,800 square feet. The tenants are professional service entities, including a business school and an insurance company. One of these tenants leases more than 10% of rentable area at Plainview Point Office Center Phases I and II. Plainview Point Office Center Phases I and II were 66% occupied as of December 31, 2004.

•	Plainview Point Office Center Phase III, which was constructed in 1987, is an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were eleven tenants leasing office space aggregating approximately 56,300 square feet. The tenants are professional service entities, principally involved in insurance claim processing, social security program management and consulting services. Three of these tenants individually lease more than 10% of Plainview Point Office Center Phase III. Plainview Point Office Center Phase III was 91% occupied as of December 31, 2004.

•	Anthem Office Center, which was constructed in 1995, is an office building with approximately 84,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, one tenant leases office space aggregating all 84,700 square feet. The tenant is a professional service entity in the insurance industry. Anthem Office Center was 100% occupied as of December 31, 2004.

•	Atrium Center, which was constructed in 1984, is an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were eleven tenants leasing office space aggregating approximately 69,700 square feet. The tenants are professional service entities, principally involved in video and media monitoring services and educational services. Two of these tenants individually lease more than 10% of Atrium Center’s net rentable area. Atrium Center was 67% occupied as of December 31, 2004.

•	Springs Medical Office Center, which was constructed in 1988, is a medical office complex with approximately 97,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were nineteen tenants leasing office space aggregating approximately 87,100 square feet. The tenants are professional service entities, principally involving physicians and medical services. Three of these tenants individually lease more than 10% of Springs Medical Office Center’s net rentable area. Springs Medical Office Center was 89% occupied as of December 31, 2004.

•	Springs Office Center, which was constructed in 1990, is an office center with approximately 125,300 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were eleven tenants leasing office space aggregating approximately 120,100 square feet. The tenants are professional service entities, principally in food service purchasing and insurance. Two of these tenants individually lease more than 10% of Springs Office Center’s net rentable area. Springs Office Center was 96% occupied as of December 31, 2004.

•	Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, one tenant leases office space aggregating all 66,900 square feet. The tenant is a professional service entity in the collection call center industry. Sears Office Building was 100% occupied as of December 31, 2004.

        Business Centers. The business center properties are a combination of office and warehouse space including bulk warehouse distribution facilities. The office component is generally 40% or less of the square footage, with the warehouse portion being unfinished and used for storage, distribution or light assembly. The following is a brief description of each of these business center properties:

•	Blankenbaker Business Center 1A, which was constructed in 1988, is a business center with approximately 100,600 net rentable square feet located in Louisville, Kentucky. As of December 31, 2004, one tenant leases all 100,600 square feet. The tenant is a professional service entity in the insurance industry. Blankenbaker Business Center 1A was 100% occupied as of December 31, 2004.

•	Blankenbaker Business Center 1B, which was constructed in 1988, is a business center with approximately 60,000 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, one tenant leases all 60,000 square feet. The tenant is a professional service entity in the insurance industry. Blankenbaker Business Center 1B was 100% occupied as of December 31, 2004.

•	Blankenbaker Business Center II, which was constructed in 1988, is a business center with approximately 74,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were five tenants leasing space aggregating approximately 56,600 square feet. The tenants are professional service entities, principally in pharmaceutical distribution and operations, woodworking shop and general office, electronics repairs and construction of communication towers. Four of these tenants individually lease more than 10% of Blankenbaker Business Center II’s net rentable area. Blankenbaker Business Center II was 76% occupied as of December 31, 2004.

•	Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, one tenant leases all 50,000 square feet. The tenant is a professional service entity in the check printing industry. Clarke American was 100% occupied as of December 31, 2004.

•	Commonwealth Business Center Phase I, which was constructed in 1984, is a business center with approximately 62,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2004, there were eight tenants leasing space aggregating approximately 33,300 square feet. The tenants are professional service entities, including a healthcare office, insurance company and a machinery sales and monitoring company. Three of these tenants individually lease more than 10% of the net rentable area at Commonwealth Business Center Phase I. Commonwealth Business Center Phase I was 53% occupied as of December 31, 2004.

•	Commonwealth Business Center Phase II, which was constructed in 1985, is a business center with approximately 65,900 net rentable square feet located in Louisville, Kentucky. As of December 31, 2004, there were eight tenants leasing space aggregating approximately 37,200 square feet. The tenants are professional service entities, principally involved in engineering and a switching center. Two of these tenants individually lease more than 10% of Commonwealth Business Center Phase II’s net rentable area. Commonwealth Business Center Phase II was 56% occupied as of December 31, 2004.

•	Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 103,800 net rentable square feet located in Fort Lauderdale, Florida. As of December 31, 2004, there were twenty-seven tenants leasing space aggregating approximately 68,500 square feet. The tenants are professional service entities, principally in engineering, insurance and financial services and dental equipment suppliers. None of the tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I. Lakeshore Business Center Phase I was 66% occupied as of December 31, 2004.

•	Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida. As of December 31, 2004, there were seventeen tenants leasing space aggregating approximately 71,300 square feet. The tenants are professional service entities, principally in medical equipment sales, financial and engineering services and technology. One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II. Lakeshore Business Center Phase II was 75% occupied as of December 31, 2004.

•	Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida. As of December 31, 2004, there were five tenants leasing space aggregating all 38,900 square feet. The tenants are professional service entities, principally insurance services, telecommunications, real estate development and engineering. Four of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III. Lakeshore Business Center Phase III was 100% occupied as of December 31, 2004.

•	Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 191,300 net rentable square feet located in Atlanta, Georgia. As of December 31, 2004, there were fifty-three tenants leasing space aggregating approximately 171,400 square feet. The tenants are professional service entities, principally in sales-related services. None of these tenants individually lease more than 10% of Peachtree’s net rentable area. Peachtree was 90% occupied as of December 31, 2004.

Multifamily Properties:

•	Golf Brook Apartments, which was constructed in 1988 and 1989, is a 195-unit luxury apartment complex located on a 16.5-acre tract in Orlando, Florida. As of December 31, 2004, the property was 98% occupied.

•	The Park at the Willows, which was constructed in 1988, is a 48-unit luxury apartment complex located on a 2.8-acre tract in Louisville, Kentucky. As of December 31, 2004, the property was 94% occupied.

•	Park Place Apartments Phase I, which was constructed in 1987, is a 180-unit luxury apartment complex located on an 18-acre tract in Lexington, Kentucky. As of December 31, 2004, the property was 86% occupied.

•	Park Place Apartments Phase II, which was constructed in 1989, is a 132-unit luxury apartment complex located on an 11-acre tract in Lexington, Kentucky. As of December 31, 2004, the property was 88% occupied.

•	Park Place Apartments Phase III, which was constructed in 2000, is a 152-unit luxury apartment complex located on a 15-acre tract in Lexington, Kentucky. As of December 31, 2004, the property was 85% occupied.

•	Sabal Park Apartments, which was constructed in 1987, is a 162-unit luxury apartment complex located on a 13-acre tract in Orlando, Florida. As of December 31, 2004, the property was 99% occupied.

•	The Willows of Plainview Phase I, which was constructed in 1985, is a 118-unit luxury apartment complex in Louisville, Kentucky. As of December 31, 2004, the property was 80% occupied.

•	The Willows of Plainview Phase II, which was constructed in 1985, is a 144-unit luxury apartment complex in Louisville, Kentucky. As of December 31, 2004, the property was 74% occupied.

•	Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana. As of December 31, 2004, the property was 87% occupied.

Retail Properties:

•	Bed, Bath & Beyond, which was constructed in 1999, is a 35,000 square foot facility located in Louisville, Kentucky, all of which is leased to Bed, Bath & Beyond.

•	Outlets Mall, which was constructed in 1983, is a 162,600 square foot mall located in Louisville, Kentucky which as of December 31, 2004 was 100% occupied. The property is occupied by Garden Ridge L.P. and three subtenants.

•	Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet located in Louisville, Kentucky. As of December 31, 2004, there were five tenants leasing space aggregating approximately 11,000 square feet. The tenants who occupy Springs Station are professional service entities whose principal businesses are occupational therapy, staffing and retail jewelry. Three of these tenants individually lease more than 10% of Springs Station’s rentable area. Springs Station was 92% occupied as of December 31, 2004.

Ground Lease:

•	We own the ground lease relating to a 120-space parking lot located in Louisville, Kentucky and leased to ITT Educational Services, Inc. The ITT Parking Lot is attached to Plainview Point Office Center Phases I and II. The lease expires July 30, 2009.

Occupancy Rates

        The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

                                                                 Years Ended December 31,
                                                  -------------------------------------------------------
                                                         2004                2003               2002
                                                  -----------------    ---------------    ---------------
OFFICE BUILDING OCCUPANCY
NTS Center                                              74%                 76%                87%
Plainview Center                                        80%                 70%                70%
Plainview Point Office Center Phases I and II           73%                 84%                86%
Plainview Point Office Center Phase III                 74%                 50%                55%
Anthem Office Center                                    100%                100%               100%
Atrium Center                                           55%                 66%                80%
Springs Medical Office Center                           93%                 91%                96%
Springs Office Center                                   97%                 90%                91%
Sears Office Building                                   100%                100%               100%

BUSINESS CENTER OCCUPANCY
Blankenbaker Business Center 1A                         100%                100%               100%
Blankenbaker Business Center 1B                         100%                100%               100%
Blankenbaker Business Center II                         78%                 90%                95%
Clarke American                                         100%                100%               100%
Commonwealth Business Center Phase I                    82%                 91%                87%
Commonwealth Business Center Phase II                   60%                 67%                77%
Lakeshore Business Center Phase I                       71%                 70%                80%
Lakeshore Business Center Phase II                      77%                 81%                84%
Lakeshore Business Center Phase III                     91%                 59%                36%
Peachtree Corporate Center                              87%                 84%                84%

MULTI-FAMILY OCCUPANCY
Golf Brook Apartments                                   96%                 93%                91%
The Park at The Willows                                 90%                 81%                83%
Park Place Apartments Phase I                           83%                 88%                79%
Park Place Apartments Phase II                          84%                 89%                82%
Park Place Apartments Phase III                         90%                 93%                83%
Sabal Park Apartments                                   96%                 93%                93%
The Willows of Plainview Phase I                        86%                 93%                85%
The Willows of Plainview Phase II                       80%                 85%                85%
Willow Lake Apartments                                  86%                 85%                88%

RETAIL OCCUPANCY
Bed, Bath & Beyond                                      100%                100%               100%
Outlets Mall                                            100%                100%               100%
Springs Station                                         97%                 94%                62%

GROUND LEASE
ITT Parking Lot (1)                                     N/A                 N/A                N/A

(1)     The ground lease expires July 30, 2009 and is leased by one tenant in Plainview Point Office Center Phases I and II.

Tenant Information

        We are not dependent upon any tenant for 10% or more of our revenues. The loss of any one tenant should not have a material adverse effect on our business or financial performance. The following table sets forth our ten largest tenants based on annualized base rent as of December 31, 2004.

                                                                                Percentage of
                                      Total Leased        Annualized Base      Annualized Base       Lease
Tenant                                 Square Feet            Rent (1)             Rent (1)        Expiration
------                                -------------      -----------------    ----------------    ------------
SHPS/Prudential Service Bureau            160,689            $1,712,843             5.48%           01/11/16
Anthem, Inc.                               84,717               810,692             2.59%           08/31/05
Appriss, Inc.                              53,605               919,752             2.94%           07/31/07
Food Service Purchasing Coop.              52,263               807,221             2.58%           02/28/13
Citicorp North America, Inc.               66,905               802,191             2.57%           07/15/05
Garden Ridge Corp.                        162,617               731,777             2.34%           03/12/10
Kroger Company                             53,435               695,489             2.23%           06/30/06
Clarke American Checks, Inc.               50,000               512,500             1.64%           08/31/10
Acordia of Kentucky                        22,642               399,621             1.28%           04/18/10
Bed, Bath & Beyond                         34,953               367,007             1.17%           01/31/15
(1)	Annualized Base Rent means annual contractual rent.

Indebtedness

        The table below reflects the outstanding indebtedness from mortgages and notes payable for our properties as of December 31, 2004. Properties that are not encumbered by mortgages or notes are not listed below. Some of our mortgages and notes bear interest in relation to the Libor Rate. As of December 31, 2004, the Libor Rate was 2.400%. The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

                                                           Interest          Maturity           Balance on
Property                                                     Rate              Date          December 31, 2004
----------------------------------------------------  -------------------  --------------    -----------------
NTS Realty (1)                                          Libor + 1.75%        06/28/05      $       14,971,350
Lakeshore Business Center Phases I, II and III (2)       Libor + 2.5%        01/01/08              14,000,000
NTS Realty Multifamily Properties                           5.98%            01/15/15              75,000,000
Bed, Bath & Beyond (3)                                      9.00%            08/01/10               2,806,142
Clarke American                                             8.45%            11/01/15               3,101,366
Plainview Point Office Center Phase III (4)                 8.375%           12/01/10               2,905,604
                                                                                             -----------------
                                                                                           $      112,784,462
                                                                                             =================
(1)	This note was replaced in March 2005 with a $30 million loan secured by Atrium Center, Blankenbaker Business Center 1A and 1B and Blankenbaker Business Center II, Springs Medical Office Center, Springs Office Center and Springs Station. The mortgage bears interest at a fixed rate of 5.07% per annum and matures March 15, 2015.

(2)	This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin in the prorata amounts of 75% and 25%, respectively.

(3)	A balloon payment of $2,213,097 is due upon maturity.

(4)	A balloon payment of $2,243,300 is due upon maturity.

        Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Property Tax

        The following table sets forth for each property that we own, the property tax rate and annual property taxes.

Schedule of Annual Property Tax Rates and Taxes Paid — 2004

                                                                    Property           Gross Amount
                                                                    Tax Rate         Annual Property
State    Property                                                  (per $100)           Taxes (1)
-----    -----------------------------------------------------   ---------------    -------------------
FL       Golf Brook Apartments                                        1.69        $           233,100
FL       Lakeshore Business Center Phase I                            2.47                    185,563
FL       Lakeshore Business Center Phase II                           2.47                    211,703
FL       Lakeshore Business Center Phase III                          2.47                     66,356
FL       Sabal Park Apartments                                        1.69                    159,846
GA       Peachtree Corporate Center                                   3.20                    102,630
IN       Willow Lake Apartments                                       2.66                    236,614
KY       Anthem Office Center                                         1.11                     53,949
KY       Atrium Center                                                1.11                     64,487
KY       Bed, Bath & Beyond                                           1.11                     22,439
KY       Blankenbaker Business Center 1A                              1.11                     53,786
KY       Blankenbaker Business Center 1B                              1.11                     33,851
KY       Blankenbaker Business Center II                              1.11                     42,353
KY       Clarke American                                              1.11                     25,952
KY       Commonwealth Business Center I                               1.11                     46,805
KY       Commonwealth Business Center II                              1.11                     39,414
KY       ITT Parking Lot                                              1.11                      1,613
KY       NTS Center                                                   1.11                     76,512
KY       Outlets Mall                                                 1.11                     52,052
KY       The Park at the Willows                                      1.11                     14,554
KY       Park Place Apartments Phase I                                0.97                     76,472
KY       Park Place Apartments Phase II                               0.97                     64,856
KY       Park Place Apartments Phase III                              0.97                     70,664
KY       Plainview Center                                             1.11                     30,704
KY       Plainview Point Office Center Phases I & II                  1.11                     19,161
KY       Plainview Point Office Center Phase III                      1.11                     36,554
KY       Sears Office Building                                        1.11                     48,781
KY       Springs Medical Office Center                                1.11                     79,726
KY       Springs Office Center                                        1.11                     95,414
KY       Springs Station                                              1.11                     10,141
KY       The Willows of Plainview I                                   1.11                     53,716
KY       The Willows of Plainview II                                  1.11                     58,698
                                                                                    -------------------
                                                                                  $         2,368,466
                                                                                    ===================
(1)	Does not include any offset for property tax reimbursed by tenants. Property taxes in Jefferson County, Kentucky are discounted by approximately 2% if they are paid prior to the due date. Discounts for early payment in other states generally provide no discount to the gross amount of property tax.

Item 3 – Legal Proceedings

        On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel.  The Superior Court’s order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

        On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the settlement agreement but whose objections were overruled by the Superior Court (the “Appellants”), filed an appeal in the Court of Appeals of the State of California, First Appellate District. The Appellants filed their opening appellate brief on October 22, 2004. The General Partners and the Partnerships, as well as the class representatives, filed their respective responses on February 14, 2005, and Appellants filed their reply. The appellate court is in the process of scheduling oral arguments on this matter.

        On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. The General Partners and their legal counsel believe that this action is without merit and are vigorously defending it.

        On March 2, 2004, the General Partners filed a motion to dismiss the Bohm litigation. After the motion to dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected second amended complaint on August 11, 2004. The General Partners, along with all defendants, filed a motion to strike the corrected second amended complaint. On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the individual plaintiffs. On March 9, 2005, the General Partners, along with all of the defendants, filed: (1) a motion to dismiss and (2) a joint motion to dismiss the “corrected” second amended complaint. A hearing on these motions likely will occur during the second or third quarter of 2005. The General Partners believe that the claims asserted in the corrected second amended complaint have no merit.

Item 4 — Submission of Matters to a Vote of Security Holders

        From October 27, 2004, through December 27, 2004, the general partners of the Partnerships solicited the vote of their respective limited partners to approve the merger of the Partnerships and us. In addition, the general partners of NTS-Properties III and NTS-Properties IV solicited the vote of their respective limited partners to approve the amendment of each such Partnership’s limited partnership agreement. These amendments were necessary to permit the merger to occur. Each of the foregoing solicitations was approved by the requisite number of limited partnership units of the applicable Partnerships. Set forth below are the results of each solicitation.

Approval of the Merger

                             Interests          % of Interests       Interests Voted     % of Interests
Partnership                  Voted For            Voted For              Against         Voted Against
-----------------------  ------------------   -------------------  ------------------  -------------------
NTS-Properties III               9,026                71.81%               805                6.40%
NTS-Properties IV               17,038                70.67%               915                3.80%
NTS-Properties V                21,579                70.70%             1,457                4.77%
NTS-Properties VI               27,003                69.44%               910                2.34%
NTS Properties VII             367,298                66.51%            10,195                1.85%

Approval of the Amendment to the Limited Partnership Agreement of NTS-Properties III

                             Interests          % of Interests       Interests Voted     % of Interests
Partnership                  Voted For            Voted For              Against         Voted Against
-----------------------  ------------------   -------------------  ------------------  -------------------
NTS-Properties III                   9,026                 71.8%             805              6.40%

Approval of the Amendment to the Limited Partnership Agreement of NTS-Properties IV

                             Interests          % of Interests       Interests Voted     % of Interests
Partnership                  Voted For            Voted For              Against         Voted Against
-----------------------  ------------------   -------------------  ------------------  -------------------
NTS-Properties IV                   17,013                70.57%             915              3.80%

PART II

Item 5 – Market for Registrant’s Limited Partnership Units and Related Partner Matters

Common Stock Market Prices and Dividends

        Beginning December 29, 2004, our units were listed for trading on the American Stock Exchange (the “Exchange”) under the symbol NLP. The approximate number of record holders of our units at December 31, 2004 was 5,839.

        High and low unit prices on the Exchange for the period December 29, 2004 through December 31, 2004 were $5.50 to $5.00. No dividends were declared or paid in 2004.

        We have a policy of paying regular cash dividends, although there is no assurance as to the payment of future dividends because they depend on future earnings, capital requirements and financial condition. In addition, the payment of dividends is subject to the restrictions described in Part II, Item 8, Note 2 – Section J, to the financial statements and discussed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6 – Selected Financial Data

        The following table sets forth selected historical combined condensed financial and operating data as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis. This historical combined presentation reflects adjustments to the actual historical data to: 1) include a previously unconsolidated joint venture (Blankenbaker Business Center 1A); 2) eliminate the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnership; and 3) include any debt used by ORIG and its related interest cost to acquire interests in the Partnerships which was assumed by NTS Realty in the merger.

        We have derived the combined condensed statement of operations and balance sheet data as of and for the year ended December 31, 2000 with respect to the Partnerships from the audited financial statements of said Partnerships and with respect to the NTS Private Group from its unaudited combined financial statements. We have derived the combined condensed statement of operations and balance sheet data as of and for the period from January 1, 2004 to December 27, 2004 and for the years ended December 31, 2003, 2002 and 2001 from the audited financial statements of the Partnerships and the NTS Private Group. We have derived the combined condensed statement of operations data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for each of the five years ended December 31, 2004. In the opinion of management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.

HISTORICAL COMBINED CONDENSED

                                            Period Ended
                                            December 27,                     Year Ended December 31,
                                           ---------------- -----------------------------------------------------------
                                                2004            2003           2002           2001            2000
                                           ---------------- -------------- -------------- --------------  -------------
                                             (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
STATEMENT OF OPERATIONS DATA
   Rental income                          $   31,245,985   $   31,762,268 $  32,014,147  $  32,414,553   $  30,814,831
   Tenant reimbursements                       2,384,764        2,371,880     2,374,347      2,330,607       2,170,390
                                           ---------------- -------------- -------------- --------------  -------------

   TOTAL REVENUES                             33,630,749       34,134,148    34,388,494     34,745,160      32,985,221

   Operating expenses and operating
    expenses - affiliated                     12,523,948       11,409,356    11,804,936     12,202,657      11,078,609
   Management fees                             1,829,000        1,854,917     1,876,685      1,900,161       1,831,860
   Real estate taxes                           1,993,251        2,422,711     2,267,523      2,332,384       2,214,205
   Professional and administrative and
    professional and administrative
    - affiliated                               4,816,931        3,517,787     1,839,931      1,564,025       1,618,543
   Depreciation and amortization               8,239,203        8,006,076     8,370,527      8,318,800       7,507,502
                                           ---------------- -------------- -------------- --------------  -------------

   TOTAL OPERATING EXPENSES                   29,402,333       27,210,847    26,159,602     26,318,027      24,250,719

OPERATING INCOME                               4,228,416        6,923,301     8,228,892      8,427,133       8,734,502
   Interest and other income and
    interest and other
    income - affiliated                        1,608,418          364,683       299,326        563,354       1,118,519
   Interest expense and interest
    expense - affiliated                     (13,408,912)      (8,185,284)   (8,763,601)    (9,274,001)     (9,283,010)
   Loss on disposal of assets                    (74,452)        (303,906)     (132,478)      (178,522)     (1,061,224)
   Settlement charge                          (2,896,259)               -             -              -               -
                                           ---------------- -------------- -------------- --------------  -------------

   NET LOSS                               $  (10,542,789)  $   (1,201,206) $   (367,861) $    (462,036)  $    (491,213)
                                           ================ ============== ============== ==============  =============

BALANCE SHEET DATA (end of period)
   Land, buildings and amenities, net            N/A       $  120,994,416  $125,902,043  $ 132,277,155   $ 137,888,786
   Total assets                                  N/A          129,831,524   141,020,277    147,246,636     151,960,898
   Mortgages and notes payable                   N/A          109,258,373   122,391,250    123,937,185     123,993,289

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This section provides the Historical Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis. See Item 6 — Selected Financial Data for a description of certain assumptions made in the combined presentation.

        The following discussion should be read in conjunction with the historical and proforma financial statements appearing in Part II – Item 8. This discussion is based primarily on our statements of operations and cash flow information for the years ended December 31, 2004, 2003 and 2002 as if it were combined with our predecessors.

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

Impairment and Valuation

        Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets,” specifies circumstances in which certain long lived assets must be reviewed for impairment. If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

        The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” NTS Realty was treated as the purchasing entity. The portion of each partnership’s assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value. That portion owned by affiliates of the general partners of the Partnerships was reflected at historical cost. The assets and liabilities contributed by NTS Private Group were adjusted to reflect their fair market value, except for that portion owned by Mr. Nichols which was reflected at historical cost due to his common control over the contributing entities.

        In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, building and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases. Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third party appraisal as the primary basis for allocating the purchase price between land and buildings. A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases. A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space. We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value. The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals. We currently do not have any tenants with whom we have developed a relationship that we believe has any current intangible value.

Recognition of Rental Income

        Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight lining,” on a historical combining basis, rental income exceeded the cash collected for rent by approximately $100,000, $323,000 and $307,000, for the years ended December 31, 2004, 2003 and 2002, respectively. If rental income calculated on a straight line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

        We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

        We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5-40 years, land improvements have estimated useful lives between 5-30 years, and amenities have estimated useful lives between 3-30 years. Acquired above and below market leases are amortized on a straight line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

        Our most liquid asset is our cash and cash equivalents, which consist of cash and short term investments, but do not include any restricted cash. Operating income generated by the properties will be the primary source from which we generate cash. Other sources of cash include the proceeds from mortgage loans and notes payable. Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

                                                                        Years Ended December 31,
                                                         --------------------------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  ------------------
Operating activities                                   $       7,882,465  $       8,775,624  $         8,179,298
Investing activities                                          (2,129,478)         2,393,950           (2,074,162)
Financing activities                                          (4,516,844)       (12,381,984)          (6,024,812)
                                                         -----------------  -----------------  ------------------

     Net increase (decrease) in cash and equivalents   $       1,236,143  $      (1,212,410) $            80,324
                                                         =================  =================  ==================

Cash Flow from Operating Activities

        Net cash provided by operating activities decreased from approximately $8.8 million for the year ended December 31, 2003 to approximately $7.9 million for the year ended December 31, 2004. The decrease is primarily due to reduced results of operations and to the change in accounts payable. As a result of the merger, we were able to reimburse NTS Development Company, an affiliate of ours, for deferred fees and expenses. The change in accounts payable was also the result of decreased payables related to litigation filed by limited partners and settlement directed merger costs.

        Net cash provided by operating activities increased from approximately $8.2 million for the year ended December 31, 2002 to approximately $8.8 million for the year ended December 31, 2003. The increase was primarily due to an increase in accounts payable related to our ongoing litigation filed by limited partners and settlement directed merger costs.

Cash Flow from Investing Activities

        Net cash flow used in investing activities was approximately $2.1 million for the year ended December 31, 2004. For the year ended December 31, 2003, net cash flow provided by investing activities was approximately $2.4 million. The change from net cash flow provided in 2003 to net cash flow used in 2004 was primarily the result of cash payments in 2003 from NTS Private Group’s affiliates of approximately $6.1 million for notes receivable related to inter-company borrowings (no similar payments received in 2004), partially offset by a decrease of approximately $1.3 million in additions to land, buildings and amenities in 2004 as compared to 2003.

        Net cash flow from investing activities was approximately $2.4 million for the year ended December 31, 2003. For the year ended December 31, 2002, we used approximately $2.1 million in net cash for investing activities. The change was primarily due to cash payments from NTS Private Group’s affiliates of approximately $6.1 million for notes receivable related to inter-company borrowings, which was partially offset by increased additions to land, buildings and amenities.

Cash Flow from Financing Activities

         For the years ended December 31, 2004 and 2003, we used approximately $4.5 millions and $12.4 million, respectively in net cash for financing activities. The change was primarily the result of capital funding made as the result of the merger and cash payments made to NTS Private Group’s affiliates in 2003 of approximately $6.7 million for notes payable related to inter-company borrowings (no similar payments made in 2004), partially offset by a decrease of approximately $2.3 million in principal payments on mortgages and notes payable in 2004 as compared to 2003.

        Net cash used in financing activities increased from approximately $6.0 million for the year ended December 31, 2002 to approximately $12.4 million for the year ended December 31, 2003. The increase in net cash used was primarily due to cash payments to NTS Private Group’s affiliates of approximately $6.7 million for notes payable related to inter-company borrowings and lower proceeds from mortgages and notes payable.

Future Liquidity

        Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves which consist of unrestricted cash as shown on our balance sheet was approximately $2,574,000 on December 31, 2004. As part of the merger, we refinanced approximately $94.0 million of debt with approximately $104.0 million of new debt. The refinancing, among other things, lowered the average interest rate on the debt from approximately 6.8% to 6.0% and changed the amortization schedules to thirty years. The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company. Subject to our Distribution Policy, we anticipate making quarterly distributions to our limited partners.

        We expect to incur capital expenditures of approximately $11.0 million during the next twelve months primarily for roof replacements and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity along with the table of contractual obligations and commercial commitments that follows, details our material commitments.

        This section describes our results of operations for the years ended December 31, 2004, 2003 and 2002 as if it were combined with our predecessors’ operations without adjustment. As of December 31, 2004, we owned nineteen office and business centers, nine multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

Merger/Settlement Charge

         NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG has agreed to admit a “qualified settlement trust” as a special member of ORIG. This special member interest is being created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the Partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG will be designated for the benefit of the qualified settlement trust. ORIG will own the Units, but all of the rights associated with the Units will inure to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million non-cash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the “Class Units.” Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment will result in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the “fair market value” of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation. Our Statement of Operations includes a non-cash charge for our estimate related to the settlement with a corresponding credit to Partners’ Equity immediately following the completion of the merger. The non-cash charge was approximately $2.9 million. Our earnings were negatively impacted by this non-cash charge. However, there was no effect on our future liquidity because Mr. Nichols, his spouse and Mr. Lavin must make the payments to the qualified settlement trust to redesignate the Class Units as set forth above.

Results of Operations — Year Ended December 31, 2004, as Compared to December 31, 2003, as Compared to December 31, 2002

        On a historical combined basis, our net loss for the year ended December 31, 2004 was approximately $10,325,000 as compared to $1,201,000 for the year ended December 31, 2003 and $368,000 for the year ended December 31, 2002. Our net loss increased during the years ended December 31, 2004 and 2003 primarily because of the effects of continuing legal and professional expenses related to the merger and the class action litigation. Rental income remained relatively stable between 2003 and 2004 and between 2002 and 2003.

                                                          Year Ended December 31, 2004
                                                                  (Unaudited)
                                 --------------------------------------------------------------------------------
                                  Land       Retail      Commercial     Multifamily     Non Segment     Total
                                 ---------- ----------- -------------- --------------- ------------- ------------
Total revenues                  $  45,087  $ 1,358,242 $    18,428,825 $   13,798,595  $          -  $33,630,749

Operating expenses and
  operating expenses-affiliated     1,133     233,261       6,027,827       6,261,727             -   12,523,948
Depreciation and amortization       5,087     315,343       4,588,057       3,207,783       122,933    8,239,203
Total interest expense                  -     423,166       7,965,089       3,954,071     1,066,586   13,408,912
Net income (loss)                   3,293     240,684      (2,505,322)     (1,058,413)   (7,005,331) (10,325,089)

                                                          Year Ended December 31, 2003
                                                                  (Unaudited)
                                 --------------------------------------------------------------------------------
                                  Land       Retail      Commercial     Multifamily     Non Segment     Total
                                 ---------- ----------- -------------- --------------- ------------- ------------
Total revenues                  $  53,537  $ 1,370,517 $    18,373,809 $   14,336,285  $          -  $34,134,148

Operating expenses and
  operating expenses-affiliated     2,261       92,024      5,546,958       5,768,113             -   11,409,356
Depreciation and amortization       5,087      293,497      4,423,417       3,138,276       145,799    8,006,076
Total interest expense                238      451,724      3,787,261       1,608,489     2,337,572    8,185,284
Net income (loss)                  22,070      409,606      2,234,981       1,834,158    (5,702,021)  (1,201,206)

                                                          Year Ended December 31, 2002
                                                                  (Unaudited)
                                 --------------------------------------------------------------------------------
                                  Land       Retail      Commercial     Multifamily     Non Segment     Total
                                 ---------- ----------- -------------- --------------- ------------- ------------
Total revenues                  $ 216,344  $ 1,245,555 $   19,136,768  $   13,789,827  $          -  $34,388,494

Operating expenses and
  operating expenses-affiliated    17,953       94,981      5,773,897       5,922,105        (4,000)  11,804,936
Depreciation and amortization       5,087      269,271      4,515,119       3,435,251       145,799    8,370,527
Total interest expense                224      501,406      4,251,936       1,629,166     2,380,869    8,763,601
Net income (loss)                 237,138      299,519      2,501,054         936,845    (4,342,417)    (367,861)

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the years ended December 31, 2004 and 2003 were approximately $33,631,000 and $34,134,000, respectively. The decrease of approximately $503,000, or 1%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Rental income and tenant reimbursements for the years ended December 31, 2003 and 2002 were approximately $34,134,000 and $34,388,000, respectively. The decrease of approximately $254,000, or 1%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses and operating expenses — affiliated for the years ended December 31, 2004 and 2003 were approximately $12,524,000 and $11,409,000, respectively. The increase of approximately $1,115,000, or 10%, was primarily due to 1) increased repairs and maintenance expenses, tax consulting fees and insurance expense at the multifamily properties, 2) increased repairs and maintenance expenses and bad debt expense at the commercial properties, 3) increased bad debt expense for the retail properties mainly due to a tenant (at Outlets Mall) declaring bankruptcy during February 2004 and 4) increased personnel costs at the commercial properties, multifamily properties and the retail properties. The increase is partially offset by decreased bad debt expense at the multifamily properties and decreased non-recoverable expenses at the commercial properties.

        Operating expenses and operating expenses — affiliated for the years ended December 31, 2003 and 2002 were approximately $11,409,000 and $11,805,000, respectively. The decrease of approximately $396,000, or 3%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Real Estate Taxes

        Real estate taxes for the years ended December 31, 2004, 2003 and 2002 were approximately $1,993,000, $2,423,000 and $2,268,000, respectively. The decrease of approximately $430,000, or 18%, in 2004 was primarily due to decreased tax assessments by the local taxing authority for one of the multifamily properties (Willow Lake Apartments). We received notice of increased tax assessments in 2003 and retained a consultant to negotiate a reduction of the assessments. During the ensuing time period, the general partners of the Partnerships decided to accrue property tax expense according to the assessed rate and not at the anticipated reduced rate. During the first and third quarters of 2004, the general partners of the Partnerships received notices of the reduction of the assessments and were able to adjust the periodic expense accordingly. The general partners of the Partnerships did not record a gain contingency for any property tax over-payments refunded in 2004. The increase of approximately $155,000, or 7%, in 2003 was primarily due to the increased tax assessment for Willow Lake Apartments received in 2003.

Professional and Administrative Expenses and Professional and Administrative Expenses – Affiliated

        Professional and administrative expenses and professional and administrative expenses — affiliated for the years ended December 31, 2004 and 2003 were approximately $4,817,000 and $3,518,000, respectively. The increase of approximately $1,299,000, or 37%, was primarily the result of increased legal and professional fees related to the merger and to class action litigation. Professional and administrative expenses for the year ended December 31, 2004 included approximately $2,156,000 and $723,000 of merger and litigation expenses, respectively. Professional and administrative expenses for the year ended December 31, 2003 included approximately $757,000 and $704,000 of merger and litigation expenses, respectively.

        Professional and administrative expenses and professional and administrative expenses — affiliated for the years ended December 31, 2003 and 2002 were approximately $3,518,000 and $1,840,000, respectively. The increase of approximately $1,678,000, or 91%, was primarily the result of increased legal and professional fees related to the class action litigation and the merger. Professional and administrative expenses for the year ended December 31, 2003 included approximately $757,000 and $704,000 of merger and litigation expenses, respectively. Professional and administrative expenses for the year ended December 31, 2002 included approximately $152,000 and $238,000 of merger and litigation expenses, respectively.

        Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses — affiliated consisted of the following:

                                                           Years Ended December 31,
                                          -----------------------------------------------------------
                                                2004                 2003                 2002
                                          ------------------   -----------------    -----------------
Finance                                  $         298,000    $         246,000    $         235,000
Accounting                                         485,000              415,000              328,000
Investor Relations                                 153,000              156,000              179,000
Human Resources                                     73,000               74,000               70,000
Overhead                                           102,000              112,000              142,000
                                          ------------------   -----------------    -----------------

Total                                    $       1,111,000    $       1,003,000    $         954,000
                                          ==================   =================    =================

Depreciation and Amortization

        Depreciation and amortization expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $8,239,000, $8,006,000 and $8,371,000, respectively. The increase of approximately $233,000, or 3%, in 2004 and the decrease of approximately $365,000, or 4%, in 2003 were not significant and are not indicative of any known trend or uncertainty. There were no material offsetting changes.

Interest and Other Income

        Interest and other income for the years ended December 31, 2004 and 2003 were approximately $1,608,000 and $365,000, respectively. The increase of approximately $1,243,000 was primarily the result of a $1,500,000 settlement payment received from NTS Development Company in 2004 in relation to the litigation settlement.

        Interest and other income for the years ended December 31, 2003 and 2002 were approximately $365,000 and $299,000, respectively. The increase of approximately $66,000, or 22%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest Expense

        Interest expense for the years ended December 31, 2004 and 2003 were approximately $13,409,000 and $7,518,000 respectively. The increase of approximately $5,891,000, or 78%, was primarily the result of prepayment penalties and the disposing of loan costs not fully amortized as the result of the early extinguishment of debt at some of the commercial and multifamily properties. The increase is partially offset by decreased interest expense due to continued principal payments made on the mortgages and notes payable for some of the commercial and multifamily properties.

        Interest expense for the years ended December 31, 2003 and 2002 were approximately $7,518,000 and $8,144,000, respectively. The decrease of approximately $626,000, or 8%, was primarily the result of continued principal payments on the mortgage loans by the commercial and retail properties and by one of the Partnerships for some of the multifamily properties. The decrease is also the result of additional principal payments made on a mortgage loan by one of the commercial properties. The decrease is partially offset by an $800,000 short-term mortgage loan obtained in July, 2002 by one of the commercial properties.

Loss on Disposal of Assets

        Loss on disposal of assets for the years ended December 31, 2004 and 2003 were approximately $75,000 and $304,000 respectively. The decrease of approximately $229,000, or 75%, was primarily due to more retirements made in 2003 at the commercial and multifamily properties before the assets were fully depreciated than were made in 2004. The 2003 retirements were for roof replacements, tenant improvements, stair bracket replacements, and clubhouse renovation. The 2004 retirements were for tenant improvements, roof replacements and HVAC replacements.

        Loss on disposal of assets for the years ended December 31, 2003 and 2002 were approximately $304,000 and $132,000 respectively. The increase of approximately $172,000 was primarily the result of retirements made at the commercial properties before the assets were fully depreciated. The 2003 retirements included tenant improvements and roof replacements. The 2002 retirements were for tenant improvements. There were no offsetting material changes.

Contractual Obligations and Commercial Commitments

        The following table represents our obligations and commitments to make future payments as of December 31, 2004 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                                   Payment Due by Period
                                      --------------------------------------------------------------------------
                                                        Within One     One - Three    Three - Five     After 5
Contractual Obligations                   Total            Year           Years           Years         Years
------------------------------------  -------------   -------------  -------------  -------------   ------------
Mortgages and notes payable         $  112,784,462  $   16,415,295 $    3,352,284  $  16,460,355  $  76,556,528
Capital lease obligations (1)               15,476               -         15,476              -              -
Operating leases (2)                             -               -              -              -              -
Other long-term obligations (3)                  -               -              -              -              -
                                      -------------   -------------  -------------  -------------   ------------

Total contractual cash obligations  $  112,799,938  $   16,415,295 $    3,367,760  $  16,460,355  $  76,556,528
                                      =============   =============  =============  =============   ============
(1)	The lease is for four golf carts purchased for Golf Brook Apartments and Sabal Park Apartments (two golf carts each).

(2)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(3)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

                                                                  Amount of Commitment Expiration Per Period
                                               Total     ---------------------------------------------------------
                                              Amounts        Within      One - Three   Three - Five   After Five
Other Commercial Commitments                 Committed      One Year       Years         Years           Years
------------------------------------------ ------------- ------------- -------------  -------------- -------------
Line of credit                            $         -   $          -  $          -   $          -   $         -
Standby letters of credit and guarantees            -              -             -              -             -
Other commercial commitments (1)                    -              -             -              -             -
                                           ------------- ------------- -------------  -------------  -------------

Total commercial commitments              $         -   $          -  $          -   $           -  $         -
                                           ============= ============= =============  =============  =============
(1)	We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

        The following describes each of our predecessors’ results of operations on a historical basis for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. No adjustment or reconciliation is necessary to compare the period from January 1, 2004 to December 27, 2004 to the years ended December 31, 2003 and 2002 as our annual, quarterly and monthly operations were complete as of December 27, 2004.

NTS-Properties III
Results of Operations

        This section describes the results of operations for NTS-Properties III (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned three commercial properties. We generate almost all of our net operating income from property operations.

        Net loss for the period ended December 27, 2004 was approximately $(254,000) as compared to net income of approximately $268,000 and $408,000 for the years ended December 31, 2003 and 2002, respectively. The changes in net income or loss are described in more detail below. The following tables include certain selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes attached hereto.

                                             Period Ended                Years Ended
                                             December 27,                December 31,
                                           ---------------- -----------------------------------
                                                 2004               2003              2002
                                           ---------------- ----------------- -----------------
Total revenues                           $      3,811,008 $       3,763,880 $       3,877,281
Operating expenses and operating expenses
 - affiliated                                   1,194,491         1,141,765         1,163,726
Depreciation and amortization                   1,051,918         1,096,104         1,176,574
Total interest expense                          1,104,216           433,874           495,940
Net (loss) income                                (253,950)          268,144           407,586

        Rental income and tenant reimbursements generated by our properties were as follows:

                                            Period Ended                Years Ended
                                            December 27,               December 31,
                                           ---------------  -----------------------------------
                                                2004              2003               2002
                                           ---------------  -----------------  ----------------
NTS Center                               $      1,106,207 $       1,139,036  $      1,307,247
Plainview Center                         $      1,340,769 $       1,236,267  $      1,210,020
Peachtree Corporate Center               $      1,364,032 $       1,388,577  $      1,360,014

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        The occupancy levels at our properties were as follows:

                                           December 27,                December 31,
                                         -----------------  ------------------------------------
                                               2004               2003               2002
                                         -----------------  -----------------  -----------------
NTS Center                                     75%                72%                85%
Plainview Center                               83%                78%                71%
Peachtree Corporate Center                     90%                83%                85%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        The average occupancy levels at our properties were as follows:

                                           Period Ended                 Years Ended
                                           December 27,                December 31,
                                         -----------------  ------------------------------------
                                               2004               2003               2002
                                         -----------------  -----------------  -----------------
NTS Center                                     74%                76%                87%
Plainview Center                               80%                70%                70%
Peachtree Corporate Center                     87%                84%                84%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        We are making efforts to increase the occupancy levels at our properties. The leasing and renewal negotiations for NTS Center and Plainview Center are handled by leasing agents that are employees of NTS Development Company, in Louisville, Kentucky. At Peachtree Corporate Center, in Atlanta, Georgia, we have an off-site leasing agent, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company’s marketing staff located in Louisville, Kentucky.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $3,811,000, $3,764,000 and $3,877,000, respectively. The increase of approximately $47,000, or 1%, in 2004 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes. The decrease of approximately $113,000, or 3%, in 2003 was primarily due to decreased average occupancy at NTS Center. The decrease was partially offset by increased rents at Peachtree Corporate Center and Plainview Center. Rental income –affiliated was approximately $295,000 for 2004, 2003 and 2002.

        Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

        Our operating expenses were $862,000, $843,000 and $845,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increase of approximately $19,000, or 2%, for 2004 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes. The decrease of approximately $2,000 for 2003 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Our operating expenses – affiliated were $333,000, $299,000 and $318,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increase of approximately $34,000, or 11%, for 2004 was primarily due to increased personnel costs. The decrease of approximately $19,000, or 6%, for 2003 was primarily due to decreased personnel costs.

        Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses — Affiliated

        Our professional and administrative expenses were $385,000, $306,000 and $119,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increases of approximately $79,000, or 26%, for 2004 and $187,000 for 2003 were results of costs incurred for legal and professional fees related to our merger.

        Our professional and administrative expenses – affiliated were $156,000, $143,000 and $138,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increase of approximately $13,000, or 9%, for 2004 was the result of increased personnel costs. The increase of approximately $5,000, or 4%, for 2003 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of approximately the following:

                                            Period Ended                    Years Ended
                                            December 27,                   December 31,
                                          ------------------   --------------------------------------
                                                2004                 2003                 2002
                                          ------------------   -----------------    -----------------
Finance                                  $          40,000    $          34,000    $          32,000
Accounting                                          69,000               61,000               52,000
Investor Relations                                  21,000               20,000               24,000
Human Resources                                     11,000               11,000               11,000
Overhead                                            15,000               17,000               19,000
                                          ------------------   -----------------    -----------------

Total                                    $         156,000    $         143,000    $         138,000
                                          ==================   =================    =================

Depreciation and Amortization

        Our depreciation and amortization expenses were approximately $1,052,000, $1,096,000 and $1,177,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The decrease of approximately $44,000, or 4%, for 2004 was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes. The decrease of $81,000, or 7%, in 2003 was the result of assets (primarily tenant improvements) becoming fully depreciated. The 2003 decrease in depreciation and amortization expense is partially offset by assets placed in service. Assets placed in service were building improvements and tenant improvements at all our properties.

Interest and Other Income

        Interest and other income were approximately $217,000, $18,000 and $22,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increase of approximately $199,000 for 2004 was primarily due to the settlement payment received by the partnership in regards to the litigation filed by limited partners. The decrease of approximately $4,000, or 18%, for 2003 was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest Expense

        Our interest expense was approximately $1,104,000, $434,000 and $496,000 for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, respectively. The increase of approximately $670,000 was primarily a result of prepayment penalties paid by NTS Center due to the early payoff of the mortgage loan. The increase is partially offset by continued principal payments made by Plainview Center. The mortgage loan at Plainview Center was paid in full, prior to the maturity date, without prepayment penalties. The decrease of $62,000, or 13%, for 2003 was primarily the result of additional principal payments made in 2003 which reduced the outstanding balance on our mortgage payable secured by Plainview Center.

Liquidity and Capital Resources

        The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of principal payments on mortgages payable and payment of loan costs.

        The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

                                                           Period Ended                 Years Ended
                                                           December 27,                 December 31,
                                                         -----------------  -----------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  ----------------
Operating activities                                   $       1,284,744  $       1,249,181  $      1,544,644
Investing activities                                            (189,422)          (469,668)         (410,360)
Financing activities                                            (422,845)           (987,051)       (1,100,827)
                                                         -----------------  -----------------  ----------------

     Net increase (decrease) in cash and equivalents   $         672,477  $        (207,538) $         33,457
                                                         =================  =================  ================

Cash Flow from Operating Activities

        Net cash provided by operating activities increased from approximately $1,249,000 for the year ended December 31, 2003 to approximately $1,285,000 for the period ended December 27, 2004. The $36,000 increase is a result of improved results from operations before the effect of the pre-payment penalty paid by NTS Center.

        Net cash provided by operating activities decreased from approximately $1,545,000 for the year ended December 31, 2002 to approximately $1,249,000 for the year ended December 31, 2003. The $296,000 decrease was primarily due to decreased cash available from operating results.

Cash Flow from Investing Activities

        Net cash flow used in investing activities decreased from approximately $470,000 for the year ended December 31, 2003 to approximately $189,000 for the period ended December 27, 2004. The $281,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities.

        Net cash used in investing activities increased from approximately $410,000 for the year ended December 31, 2002 to approximately $470,000 for the year ended December 31, 2003. The $60,000 increase in net cash used was primarily due to an increase in additions to land, buildings and amenities.

Cash Flow from Financing Activities

        Net cash provided by financing activities was approximately $270,000 for the period ended December 27, 2004. Net cash used in financing activities for the year ended December 31, 2003 was approximately $987,000. The change was primarily due to the payoff of the mortgages payable as a result of the merger with NTS Realty.

        Net cash used in financing activities decreased from approximately $1,101,000 for the year ended December 31, 2002 to approximately $987,000 for the year ended December 31, 2003. The $114,000 decrease in net cash used was primarily due to a decrease in additional principal payments in 2003.

        Due to the fact that no distributions were made during 2004, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

Future Liquidity

        We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at NTS Center. There has been and will likely continue to be a protracted period for NTS Center to become fully leased again. Approximately $416,000 will be needed for leasing costs, especially those needed to refinish space for new tenants to return NTS Center to full occupancy. As of December 27, 2004, we had not made any commitments for tenant improvements at NTS Center.

        In December 2004, a major tenant at NTS Center who has been seeking alternatives to renewing its expiring lease with us, renewed its lease for a term of 18 months. It is unknown at this time if this tenant will renew its lease with us beyond this 18-month commitment. This tenant is currently occupying 53,435 square feet, or 46%, of the total rentable square feet of the building, at an annual rate of $13.59 per square foot. As part of the lease renewal, this tenant’s annual rate will increase to $14.50 per square foot. No capital improvements will be required.

        As of December 27, 2004, we anticipate making certain building improvements in 2005 totaling approximately $108,000. These improvements include HVAC replacements at NTS Center, Plainview Center and Peachtree Corporate Center, estimated to cost $67,000, sprinkler system repairs at Peachtree Corporate Center, estimated to cost $18,000, restroom renovations at NTS Center, estimated to cost $13,000 and exterior stairwell repairs at NTS Center, estimated to cost $10,000.

        We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available. We have no other material commitments for renovations or capital improvements as of December 27, 2004.

NTS-Properties IV
Results of Operations

        This section describes our results of operations for NTS-Properties IV (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned two commercial properties, one multifamily property and had investments in five joint venture properties. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of the properties based on operating segments, which include commercial and multifamily operations. The financial information of the operating segments has been prepared consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of decision making.

        Net loss for the period ended December 27, 2004 was approximately $(640,000) as compared to net income of approximately $257,000 and $82,000 for the years ended December 31, 2003 and 2002, respectively. The changes in net income or loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto.

        The following table of segment data is provided:

                                                         Period Ended December 27, 2004
                                         ------------------------------------------------------------
                                          Multifamily    Commercial      Partnership      Total
                                         ------------------------------------------------------------
Total revenues                           $    1,049,296 $   1,185,651 $              - $   2,234,947
Operating expenses and operating
 expenses - affiliated                          515,206       453,076                -       968,282
Depreciation and amortization                   205,319       279,780            3,363       488,462
Total interest expense                          536,784        15,853                -       552,637
Net (loss) income                              (319,369)      299,290         (620,321)     (640,400)

                                                        Year Ended December 31, 2003
                                         ------------------------------------------------------------
                                          Multifamily    Commercial      Partnership      Total
                                         ------------------------------------------------------------
Total revenues                           $    1,139,765 $   1,453,264 $              - $   2,593,029
Operating expenses and operating
 expenses - affiliated                          448,463       425,633                -       874,096
Depreciation and amortization                   205,406       298,393            6,116       509,915
Total interest expense                          211,536        52,361                -       263,897
Net income (loss)                               165,857       512,435         (420,926)      257,366

                                                        Year Ended December 31, 2002
                                         ------------------------------------------------------------
                                          Multifamily    Commercial     Partnership       Total
                                         ------------------------------------------------------------
Total revenues                           $    1,049,458 $   1,334,047 $             -  $   2,383,505
Operating expenses and operating
 expenses - affiliated                          504,361       469,757           (2,000)      972,118
Depreciation and amortization                   207,699       286,733            6,116       500,548
Total interest expense                          227,071        85,134                -       312,205
Net (loss) income                               (53,363)      354,527         (219,246)       81,918

        During 2004, our net revenues for the multifamily segment have decreased primarily due to lower average occupancy as well as decreased rental rates at The Willows of Plainview Phase I. Net revenues for the commercial segment have decreased primarily due to decreased lease buy-out income at Plainview Point Office Center Phases I and II and decreased average occupancy at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II. Operating expenses and operating expenses — affiliated have increased from 2003 to 2004 for both multifamily and commercial segments primarily due to personnel changes. Operating expenses and operating expenses – affiliated have decreased from 2002 to 2003 primarily as a result of decreased repairs and maintenance expenses and personnel changes for both the multifamily and commercial segments. Depreciation expense for the multifamily and commercial segments has remained relatively stable for all years presented. Interest expense for the multifamily segment increased from 2003 to 2004 primarily due to the prepayment penalty paid by The Willows of Plainview Phase I, while interest expense decreased from 2002 to 2003 primarily due to lower debt balances. Interest expense for the commercial segment has decreased primarily due to lower debt balances as well as repaying the Commonwealth Business Center Phase I loan in full in 2004. The expenses related to the litigation filed by limited partners as well as the settlement directed merger have contributed to the partnership’s net losses.

        Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

                                                    Period Ended               Years Ended
                                                    December 27,               December 31,
                                                  ----------------- -----------------------------------
                                                        2004              2003              2002
                                                  ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I            $        687,926  $        772,897   $        741,522
Plainview Point Office Center Phases I and II   $        497,725  $        680,367   $        592,525
The Willows of Plainview Phase I                $      1,049,296  $      1,139,765   $      1,049,458

Joint Venture Properties
(Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)       $      1,111,361  $      1,232,075   $      1,225,210
Golf Brook Apartments (3.97%)                   $      2,953,352  $      2,994,374   $      2,960,763
Plainview Point Office Center Phase III (4.96%) $        736,596  $        513,219   $        610,958
Blankenbaker Business Center 1A (29.61%)        $        949,011  $        949,011   $        951,763
Lakeshore Business Center Phase I (10.92%)      $      1,465,488  $      1,520,509   $      1,557,015
Lakeshore Business Center Phase II (10.92%)     $      1,407,525  $      1,446,848   $      1,390,591
Lakeshore Business Center Phase III (10.92%)    $        600,429  $        409,107   $        289,816

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where there has been a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where rental income and tenant reimbursements have gradually increased at this recently constructed property.

        The occupancy levels at our properties and joint ventures were as follows:

                                                    December 27,               December 31,
                                                  ----------------- -----------------------------------
                                                        2004              2003              2002
                                                  ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                    53%               88%                91%
Plainview Point Office Center Phases I and II           66%               72%                86%
The Willows of Plainview Phase I                        80%               91%                92%

Joint Venture Properties
Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)               74%               82%                89%
Golf Brook Apartments (3.97%)                           98%               93%                88%
Plainview Point Office Center Phase III (4.96%)         91%               52%                51%
Blankenbaker Business Center 1A (29.61%)               100%              100%               100%
Lakeshore Business Center Phase I (10.92%)              66%               71%                71%
Lakeshore Business Center Phase II (10.92%)             75%               79%                81%
Lakeshore Business Center Phase III (10.92%)           100%               89%                37%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where there has been a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where occupancy has gradually increased at this recently constructed property.

        The average occupancy levels at our properties and joint ventures were as follows:

                                                    Period Ended               Years Ended
                                                    December 27,               December 31,
                                                  ----------------- -----------------------------------
                                                        2004              2003              2002
                                                  ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase I                    82%               91%                87%
Plainview Point Office Center Phases I and II           73%               84%                86%
The Willows of Plainview Phase I                        86%               93%                85%

Joint Venture Properties
(Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)               80%               85%                85%
Golf Brook Apartments (3.97%)                           96%               93%                91%
Plainview Point Office Center Phase III (4.96%)         74%               50%                55%
Blankenbaker Business Center 1A (29.61%)               100%              100%               100%
Lakeshore Business Center Phase I (10.92%)              71%               70%                80%
Lakeshore Business Center Phase II (10.92%)             77%               81%                84%
Lakeshore Business Center Phase III (10.92%)            91%               59%                36%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III where there has been a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where average occupancy has gradually increased at this recently constructed property.

        We are making efforts to increase the occupancy levels at our commercial properties. The leasing and renewal negotiations at the Lakeshore Business Center development are conducted by an employee of NTS Development Company, who makes calls to potential tenants and negotiates lease renewals with current tenants. The leasing and renewal negotiations for our remaining commercial properties are managed by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as commercial properties. All advertising for these properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. In an effort to continue to improve occupancy at our multifamily properties, we have an on-site leasing staff that are employees of NTS Development Company, at each of the multifamily communities. The staff facilitates all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished units and negotiates lease renewals with current residents.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $2,235,000 and $2,593,000, respectively. The decrease of approximately $358,000, or 14%, was primarily the result of decreased lease buy-out income at Plainview Point Office Center Phases I and II as well as decreased average occupancy at Plainview Point Office Center Phases I and II, Commonwealth Business Center Phase I and The Willows of Plainview Phase I.

        Rental income and tenant reimbursements for the years ended December 31, 2003 and 2002 were approximately $2,593,000 and $2,384,000, respectively. The increase of approximately $209,000, or 9%, was primarily the result of increased occupancy at The Willows of Plainview Phase I and Commonwealth Business Center Phase I as well as increased lease buy-out income at Plainview Point Office Center Phases I and II.

        Year end occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year’s results.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $495,000 and $500,000, respectively. The decrease of approximately $5,000, or 1%, was not significant and is not indicative of any know trend of uncertainty. There were no offsetting material changes.

        Operating expenses for the years ended December 31, 2003 and 2002 were approximately $500,000 and $558,000, respectively. The decrease of approximately $58,000, or 10%, was primarily the result of decreased repairs and maintenance expenses, landscaping and cleaning expenses at The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II and decreased advertising expense at The Willows of Plainview Phase I.

        Operating expenses – affiliated for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $474,000, $374,000 and $414,000, respectively. The increase of approximately $100,000, or 27%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the decrease of approximately $40,000, or 10%, from the year ended December 31, 2002 to the year ended December 31, 2003 were primarily due to changes in personnel costs.

        Operating expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses – Affiliated

        Professional and administrative expenses for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $618,000, $390,000 and $154,000, respectively. The increase of approximately $228,000, or 58%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the increase of approximately $236,000 from the year ended December 31, 2002 to the year ended December 31, 2003 were primarily the result of increased legal and professional fees incurred in relation to the litigation filed by limited partners and the settlement directed merger.

        Professional and administrative expenses – affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $166,000 and $147,000, respectively. The increase of approximately $19,000, or 13%, was primarily the result of personnel changes.

        Professional and administrative expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $147,000 and $144,000, respectively. The increase of approximately $3,000, or 2%, was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of the following:

                                            Period Ended                    Years Ended
                                            December 27,                   December 31,
                                          ------------------   --------------------------------------
                                                2004                 2003                 2002
                                          ------------------   -----------------    -----------------
Finance                                  $          41,000    $          34,000    $          33,000
Accounting                                          78,000               64,000               53,000
Investor Relations                                  21,000               21,000               24,000
Human Resources                                     11,000               11,000               11,000
Overhead                                            15,000               17,000               23,000
                                          ------------------   -----------------    -----------------

Total                                    $         166,000    $         147,000    $         144,000
                                          ==================   =================    =================

Depreciation and Amortization Expense

        Depreciation and amortization expense for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $488,000, $510,000 and $501,000 respectively. The decrease of approximately $22,000, or 4%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the increase of approximately $9,000, or 2%, from the year ended December 31, 2002 to the year ended December 31, 2003 were not significant and are not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest and Other Income

        Interest and other income for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $212,000, $8,000 and $8,000, respectively. The increase of approximately $204,000 from the year ended December 31, 2003 to the period ended December 27, 2004 was primarily due to the settlement payment received by the partnership in regards to the litigation filed by limited partners. Interest and other income did not change between the years ended December 31, 2003 and 2002. There were no offsetting material changes.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $553,000 and $264,000, respectively. The increase of approximately $289,000 was primarily the result of prepayment penalties paid by The Willows of Plainview Phase I in relation to the early payoff of their mortgage.

        Interest expense for the years ended December 31, 2003 and 2002 were approximately $264,000 and $312,000, respectively. The decrease of approximately $48,000, or 15%, was the result of principal payments made reducing the outstanding balances on the Commonwealth Business Center Phase I and The Willows of Plainview Phase I mortgages.

Loss on Disposal of Assets

        The loss on disposal of assets for the period ended December 27, 2004 was primarily due to the retirement of assets at The Willows of Plainview Phase I that were not fully depreciated as well as a roof replacement at Plainview Point Office Center Phases I and II. The loss on disposal of assets for the year ended December 31, 2003 can be attributed to the retirement of assets at Plainview Point Office Center Phases I and II, primarily as the result of the roof replacement and tenant improvements. The loss on disposal of assets for the year ended December 31, 2002 can be attributed to the retirement of assets at The Willows of Plainview Phase I, primarily as the result of clubhouse renovations. The loss represents the cost to retire assets which were not fully depreciated at the time of replacement.

Income or Loss from Investment in Joint Ventures

        Income or loss from investment in joint ventures for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $(37,000) and $119,000, respectively. The decrease of approximately $156,000 was primarily due to increased net loss for the Lakeshore/University II Joint Venture and decreased net income at The Willows of Plainview Phase II, Blankenbaker Business Center 1A and Golf Brook Apartments. The decrease is partially offset by decreased net loss at Plainview Point Office Center Phase III.

        Income from investment in joint ventures for the year ended December 31, 2003 and 2002 was approximately $119,000 and $82,000, respectively The increase of approximately $37,000, or 45%, was primarily the result of decreased net loss from the Lakeshore/University II Joint Venture and increased net income from The Willows of Plainview Phase II, partially offset by decreased net income from Blankenbaker Business Center 1A.

Liquidity and Capital Resources

        The majority of our cash flow is derived from operating activities. Cash flows provided by investing activities consist of our investment in joint ventures. Cash flows used in financing activities consist of principal payments on mortgages payable and payment of loan costs.

        The following table illustrates our cash flows used in or provided by operating activities, investing activities and financing activities:

                                                           Period Ended                 Years Ended
                                                           December 27,                December 31,
                                                         -----------------  ------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  -----------------
Operating activities                                   $          451,170 $          771,734 $         649,224
Investing activities                                               12,088            (74,294)         (334,894)
Financing activities                                             (566,573)          (604,929)         (570,708)
                                                         -----------------  -----------------  -----------------

     Net (decrease) increase in cash and equivalents   $         (103,315)$           92,511 $        (256,378)
                                                         =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities decreased from approximately $772,000 for the year ended December 31, 2003 to approximately $451,000 for the period ended December 27, 2004. The decrease of approximately $321,000 was primarily due to decreased net income from operations as a result of increased expenses associated with litigation filed by limited partners and settlement directed merger costs. The decrease is partially offset by increased cash distributions from our investment in joint ventures.

        Net cash provided by operating activities increased from approximately $649,000 for the year ended December 31, 2002 to approximately $772,000 for the year ended December 31, 2003. The increase of approximately $123,000 was primarily due to increased accounts payable related to amounts due for legal and professional services related to our litigation filed by limited partners and the merger and increased net income from operations.

Cash Flow from Investing Activities

        Net cash provided by investing activities was approximately $12,000 for the period ended December 27, 2004. Net cash used in investing activities was approximately $74,000 for the year ended December 31, 2003. The change was primarily the result of increases in cash flows from our joint venture investments.

        Net cash used in investing activities decreased from approximately $335,000 for the year ended December 31, 2002 to approximately $74,000 for the year ended December 31, 2003. The decrease of approximately $261,000 was primarily the result of decreased capital expenditures at our multifamily properties and changes in cash flows from our joint venture investments.

Cash Flow from Financing Activities

        Net cash used in financing activities decreased from approximately $605,000 for the year ended December 31, 2003 to approximately $567,000 for the period ended December 27, 2004. The decrease of approximately $38,000 was primarily the result of the payoff of The Willows of Plainview Phase I mortgages as a result of the merger with NTS Realty.

        Net cash used in financing activities increased from approximately $571,000 for the year ended December 31, 2002 to approximately $605,000 for the year ended December 31, 2003. The increase of approximately $34,000 was the result of continued principal payments made on The Willows of Plainview Phase I and Commonwealth Business Center Phase I mortgages.

        Due to the fact that no distributions were made during 2004, 2003 or 2002, the table which presents that portion of the distribution that represents a return of capital based on GAAP has been omitted.

Future Liquidity

        We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’occupancy remaining at a level which provides for adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        Currently, our plans for renovations and other major capital expenditures include tenant improvements at our commercial properties as required by lease negotiations at these properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal.

        Over the next 12 months we have planned various building improvements, land improvements and repair projects for both multifamily and commercial segments. At Commonwealth Business Center Phase I, The Willows of Plainview Phase I and Plainview Point Office Center Phases I and II we plan to perform HVAC replacements for an estimated cost of approximately $16,000, $16,000 and $13,000, respectively. At Plainview Point Office Center Phases I and II we plan to replace a stairway for an estimated cost of approximately $10,000 and upgrade the security system for an estimated cost of approximately $8,000. At The Willows of Plainview Phase I we plan to replace the exterior steps of several buildings for an estimated cost of approximately $68,000 and lay patios for each townhouse for an estimated cost of approximately $10,000.

        A major tenant at Commonwealth Business Center Phase I, who occupied 40,079 square feet, or 48% of the building, vacated their space at the end of their lease term, which expired November 9, 2004. This vacancy left Commonwealth Business Center Phase I with occupancy of only 53% at December 27, 2004. This vacancy may significantly impact our liquidity and could result in significant costs, currently estimated to be approximately $328,000, to refurbish the vacated space and locate new tenants. It is estimated that an additional $67,000 will be needed for tenant improvements in order to bring the building up to full occupancy and retain existing tenants.

        As of December 22, 2004, we have a commitment from a tenant to lease approximately 15,000 square feet of Commonwealth Business Center Phase I. The lease agreement calls for tenant improvements, estimated to cost approximately $306,000. As of December 27, 2004 no cost has been incurred for these tenant improvements.

        We have also planned various building improvements, land improvements and repair projects at our joint venture properties for both the multifamily and commercial segments. At Lakeshore Business Center Phase I we plan to renovate two restrooms for an estimated cost of approximately $100,000, replace the corridor wallpaper and carpet for an estimated cost of approximately $60,000 and repaint the exterior of both buildings for an estimated cost of approximately $30,000. At Lakeshore Business Center Phases I and II as well as The Willows of Plainview Phase II we plan to perform HVAC replacements at an estimated cost of approximately $36,000, $16,000 and $16,000, respectively. At Lakeshore Business Center Phases I and II we also plan to install interior and exterior cameras with wireless technology for an estimated cost of approximately $15,000 and $14,000, respectively. At The Willows of Plainview Phase II we plan to replace the exterior steps of several buildings at an estimated cost of approximately $83,000, perform sidewalk repairs for an estimated cost of approximately $13,000 and upgrade the security alarms for an estimated cost of approximately $4,000. At Golf Brook Apartments we plan to replace heat pumps for an estimated cost of approximately $26,000, install new sprinklers for a portion of the property for an estimated cost of approximately $10,000, purchase new pool furniture for an estimated cost of approximately $8,000, perform a HVAC replacement and install a new wood floor, all in the clubhouse, for an estimated cost of approximately $4,000 and $4,000, respectively. At Plainview Point Office Center Phase III we plan to replace the front entry steps for an estimated cost of approximately $10,000 and upgrade the security system for an estimated cost of approximately $9,000.

        As of November 11, 2004, we have a lease renewal commitment from a tenant at Lakeshore Business Center Phase II to continue leasing approximately 4,000 square feet. The commitment calls for tenant improvements, estimated to cost approximately $46,000, of which our share is approximately $5,000. As of December 27, 2004, approximately $19,000 of the tenant improvements have been incurred, of which our share is approximately $2,000.

        On November 22, 2004, a tenant took occupancy of approximately 4,000 square feet of Lakeshore Business Center Phase III, which brought the building up to 100% occupancy at December 27, 2004.

        The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

        Leases at Commonwealth Business Center Phase I, Blankenbaker Business Center 1A and Lakeshore Business Center Phases I, II and III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. Leases at Plainview Point Office Center Phases I, II and III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that multifamily leases are generally for a period of one year, provide limited protection to our operations from the impact of inflation and changing prices.

        We had no other material commitments for renovations or capital improvements as of December 27, 2004.

NTS-Properties V
Results of Operations

        This section describes our results of operations for NTS-Properties V (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned one commercial property and had investments in four joint venture properties. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of the properties based on operating segments, which include commercial and multifamily operations. The financial information of the operating segments has been prepared consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of decision making.

        Net loss for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $(1,931,000), $(662,000) and $(684,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto.

        The following table of segment data is provided:

                                                           Period Ended December 27, 2004
                                            -------------------------------------------------------------
                                              Multifamily     Commercial      Partnership       Total
                                            -------------------------------------------------------------
Total revenues                              $   1,111,361 $     3,876,319  $            -  $   4,987,680
Operating expenses and operating expenses
 - affiliated                                     577,331       1,642,978               -      2,220,309
Depreciation and amortization                     258,567       1,049,785          15,074      1,323,426
Total interest expense                            704,842       1,282,782          93,326      2,080,950
Net loss                                         (548,923)       (777,008)       (605,376)    (1,931,307)

                                                            Year Ended December 31, 2003
                                            -------------------------------------------------------------
                                              Multifamily     Commercial      Partnership       Total
                                            -------------------------------------------------------------
Total revenues                              $   1,232,075 $     3,849,055  $            -  $   5,081,130
Operating expenses and operating expenses
 - affiliated                                     504,459       1,503,159               -      2,007,618
Depreciation and amortization                     228,427         995,648          18,619      1,242,694
Total interest expense                            278,086         678,678          20,362        977,126
Net income (loss)                                 101,020          36,307        (799,591)      (662,264)

                                                            Year Ended December 31, 2002
                                            -------------------------------------------------------------
                                              Multifamily     Commercial      Partnership       Total
                                            -------------------------------------------------------------
Total revenues                              $   1,225,210 $     3,781,385  $            -  $   5,006,595
Operating expenses and operating expenses
 - affiliated                                     593,838       1,551,296          (2,000)     2,143,134
Depreciation and amortization                     226,011       1,094,496          18,619      1,339,126
Total interest expense                            298,498         720,638          20,362      1,039,498
Net loss                                          (75,047)       (248,447)       (360,493)      (683,987)

        During 2004, our net revenues for the multifamily segment have decreased primarily due to decreased average occupancy and a decrease in the average rental rate per unit. Net revenues for the commercial segment have increased primarily due to higher average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. The increase is partially offset by a decrease in lease-buy-out income at Lakeshore Business Center Phases I and II and a decrease in average occupancy at Commonwealth Business Center Phase II, where we have not been successful in renewing several tenants’ expired leases. We continue our leasing efforts by seeking new tenants for this property. Operating expenses and operating expenses – affiliated have increased for the multifamily segment primarily due to increased repairs and maintenance expenses and changes in personnel. Operating expenses and operating expenses – affiliated have increased for the commercial segment primarily due to increased bad debt expense at Lakeshore Business Center Phases I and II and changes in personnel at Commonwealth Business Center Phase II. Depreciation expense has increased for both the multifamily and commercial segments as the result of fixed asset additions. Interest expense has increased at both the multifamily and commercial segments as the result of prepayment penalties paid by The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II for the early payoff of each of their mortgages. The expenses related to our ongoing litigation and proposed merger have negatively impacted our partnership’s net losses.

        Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

                                                   Period Ended               Years Ended
                                                   December 27,               December 31,
                                                 ----------------- -----------------------------------
                                                       2004              2003              2002
                                                 ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase II          $        402,877  $        472,591   $        543,963

Joint Venture Properties
(Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)     $      1,111,361  $      1,232,075   $      1,225,210
Lakeshore Business Center Phase I (81.19%)     $      1,465,488  $      1,520,509   $      1,557,015
Lakeshore Business Center Phase II (81.19%)    $      1,407,525  $      1,446,848   $      1,390,591
Lakeshore Business Center Phase III (81.19%)   $        600,429  $        409,107   $        289,816

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

        The occupancy levels at our properties and joint ventures were as follows:

                                                   December 27,               December 31,
                                                 ----------------- -----------------------------------
                                                       2004              2003              2002
                                                 ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                  56%               62%                73%

Joint Venture Properties
(Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)             74%               82%                89%
Lakeshore Business Center Phase I (81.19%)             66%               71%                71%
Lakeshore Business Center Phase II (81.19%)            75%               79%                81%
Lakeshore Business Center Phase III (81.19%)          100%               89%                37%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

        The average occupancy levels at our properties and joint ventures were as follows:

                                                   Period Ended               Years Ended
                                                   December 27,               December 31,
                                                 ----------------- -----------------------------------
                                                       2004              2003              2002
                                                 ----------------- -----------------  ----------------
Wholly-Owned Properties
Commonwealth Business Center Phase II                  60%               67%                77%

Joint Venture Properties
(Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)             80%               85%                85%
Lakeshore Business Center Phase I (81.19%)             71%               70%                80%
Lakeshore Business Center Phase II (81.19%)            77%               81%                84%
Lakeshore Business Center Phase III (81.19%)           91%               59%                36%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

        We are making efforts to increase the occupancy levels at our properties. At Commonwealth Business Center Phase II, the leasing and renewal negotiations are conducted by leasing agents that are employees of NTS Development Company in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. The leasing and renewal negotiations at Lakeshore Business Center Phases I, II and III are managed by an employee of NTS Development Company. At The Willows of Plainview Phase II, we have an on-site leasing staff that are employees of NTS Development Company, who facilitate all on-site visits from potential tenants, make visits to local companies to promote fully furnished apartments, negotiate lease renewals with current residents and coordinate all local advertising with NTS Development Company’s marketing staff.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $4,988,000 and $5,081,000, respectively. The decrease of approximately $93,000, or 2%, was primarily the result of decreased lease buy-out income at Lakeshore Business Center Phases I and II as well as decreased average occupancy at The Willows of Plainview Phase II and Commonwealth Business Center Phase II. The decrease is partially offset by increased average occupancy at Lakeshore Business Center Phase III.

        Rental income and tenant reimbursements for the years ended December 31, 2003 and 2002 were approximately $5,081,000 and $5,007,000, respectively. The increase of approximately $74,000, or 1%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Year end occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year’s results.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,591,000 and $1,435,000, respectively. The increase of approximately $156,000, or 11%, was primarily due to increased bad debt expenses at Lakeshore Business Center Phases I and II. The increase can also be attributed to increased repairs and maintenance expenses at The Willows of Plainview Phase II and Lakeshore Business Center Phases I, II and III and an increase in cleaning expenses and exterior landscaping at Lakeshore Business Center Phases I, II and III. The increase is partially offset by a decrease in insurance expense at Lakeshore Business Center Phases I, II and III, a decrease in exterior landscaping at The Willows of Plainview Phase II and Commonwealth Business Center Phase II and a decrease in non-recoverable professional services at Commonwealth Business Center Phase II and Lakeshore Business Center Phases II and III in relation to legal costs at the property level.

        Operating expenses for the years ended December 31, 2003 and 2002 were approximately $1,435,000 and $1,468,000, respectively. The decrease of approximately $33,000, or 2%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses — affiliated for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $629,000, $572,000 and $675,000, respectively. The increase of approximately $57,000, or 10%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the decrease of approximately $103,000, or 15%, from the year ended December 31, 2002 to the year ended December 31, 2003 were both the result of changes in personnel costs.

        Operating expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses – Affiliated

        Professional and administrative expenses for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $845,000, $661,000 and $233,000, respectively. The increase of approximately $184,000, or 28%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the increase of approximately $428,000 from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of increased legal and professional fees in relation to the litigation filed by limited partners and the settlement directed merger.

        Professional and administrative expenses – affiliated for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $212,000, $187,000 and $168,000, respectively. The increase of approximately $25,000, or 13%, from the year ended December 31, 2003 to the period ended December 27, 2004 and the increase of approximately $19,000, or 11%, from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily the result of increased salary costs.

        Professional and administrative expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of approximately the following:

                                             Period Ended                 Years Ended
                                             December 27,                December 31,
                                           -----------------  ------------------------------------
                                                 2004               2003               2002
                                           -----------------  -----------------  -----------------
Finance                                  $           50,000 $           41,000 $           40,000
Accounting                                          105,000             86,000             58,000
Investor Relations                                   25,000             26,000             29,000
Human Resources                                      13,000             13,000             12,000
Overhead                                             19,000             21,000             29,000
                                           -----------------  -----------------  -----------------

Total                                    $          212,000 $          187,000 $          168,000
                                           =================  =================  =================

Depreciation and Amortization Expense

        Depreciation and amortization expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $1,323,000 and $1,243,000, respectively. The increase of approximately $80,000, or 6%, was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $1,243,000 and $1,339,000, respectively. The decrease of approximately $96,000, or 7%, was primarily due to a change in estimate, by management, of the useful lives of the Lakeshore Business Center Phase I roofs from 30 years to 16.5 years in anticipation of replacing the roofs. The roofs became fully depreciated in December 2002.

Interest and Other Income

        Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $375,000 and $127,000, respectively. The increase of approximately $248,000 was primarily due to the settlement payment received by the partnership in regards to the litigation filed by limited partners.

        Interest and other income for the years ended December 31, 2003 and 2002 was approximately $127,000 and $28,000, respectively. The increase of approximately $99,000 was primarily the result of a reimbursement received in 2003 in relation to the litigation filed by limited partners.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $2,081,000 and $977,000, respectively. The increase of approximately $1,104,000 was primarily the result of prepayment penalties paid by The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II for the early payoff of each of their mortgages.

        Interest expense for the years ended December 31, 2003 and 2002 was approximately $977,000 and $1,039,000, respectively. The decrease of approximately $62,000, or 6%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Liquidity and Capital Resources

        The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows provided by financing activities consist of advances to payoff mortgages payable.

        The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                           Period Ended                 Years Ended
                                                           December 27,                December 31,
                                                         -----------------  ------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  -----------------
Operating activities                                   $          463,347 $          798,627 $         335,459
Investing activities                                             (417,350)          (858,537)         (502,135)
Financing activities                                               78,059             15,430          (279,971)
                                                         -----------------  -----------------  -----------------

     Net increase (decrease) in cash and equivalents   $          124,056 $          (44,480)$        (446,647)
                                                         =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities was approximately $463,000 for the period ended December 27, 2004, as compared to the year ended December 31, 2003 when operating activities provided approximately $799,000. The change was primarily due to increased net operating loss which was negatively impacted by the costs of the ongoing litigation filed by limited partners, settlement directed merger costs and reimbursements of salary and overhead expenses due to NTS Development Company.

        Net cash provided by operating activities increased from approximately $335,000 for the year ended December 31, 2002 to approximately $799,000 for the year ended December 31, 2003. The increase of approximately $464,000 was primarily due to the change in accounts payable and accounts payable — affiliate. This was due to our outstanding payables for professional services related to our litigation filed by limited partners and pending merger as well as reimbursements of salary and overhead expenses due to NTS Development Company.

Cash Flow from Investing Activities

        Net cash flow used in investing activities was approximately $859,000 for the year ended December 31, 2003, as compared to approximately $417,000 for the period ended December 27, 2004. The decrease of approximately $442,000 was primarily due to decreased capital expenditures at Lakeshore Business Center Phase III.

        Net cash flow used in investing activities increased from approximately $502,000 for the year ended December 31, 2002 to approximately $859,000 for the year ended December 31, 2003. The increase of approximately $357,000 was primarily the result of decreased investments in consolidated joint ventures by minority partners and increased capital expenditures for tenant improvements costs.

Cash Flow from Financing Activities

        Net cash flow provided by financing activities increased to approximately $78,000 from $15,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase was primarily due to refinancing existing debt as a result of the merger with NTS Realty.

        Net cash flow provided by financing activities was approximately $15,000 for the year ended December 31, 2003. For the year ended December 31, 2002, we used approximately $280,000 in net cash for financing activities. The increase in cash was primarily the result of refinancing the existing loans at Lakeshore Business Center Phases I and II and obtaining new financing for the construction loan at Lakeshore Business Center Phase III.

        Due to the fact that no distributions were made during 2004, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

Future Liquidity

        Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        Currently, our plans for renovations and other major capital expenditures include tenant improvements at our commercial properties as required by lease negotiations at these properties. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal.

        At Commonwealth Business Center Phase II, approximately $71,000 in tenant improvements will be needed to return the building to full occupancy and retain existing tenants. We also have a commitment from a tenant to provide improvements on approximately 3,000 square feet estimated to cost approximately $30,000. Capital improvements at Commonwealth Business Center Phase II also include HVAC replacements estimated to cost approximately $16,000. At Lakeshore Business Center Phase I we plan to renovate the restrooms for an estimated cost of approximately $100,000, repaint the exterior of the building for an estimated cost of approximately $30,000, replace the wall covering and carpet in the corridors for an estimated cost of approximately $60,000, provide HVAC replacements for an estimated cost of approximately $36,000, and install interior and exterior cameras with wireless technology for an estimated cost of approximately $15,000. We also plan to renovate four vacant suites (total of approximately 13,000 square feet) for an estimated cost of approximately $101,000. At Lakeshore Business Center Phase II we plan to provide HVAC replacements for an estimated cost of approximately $16,000 and install interior and exterior cameras with wireless technology for an estimated cost of approximately $14,000. We also plan to renovate two vacant suites (total of approximately 3,000 square feet) for an estimated cost of approximately $35,000. We also have a commitment from a tenant to provide improvements on approximately 4,000 square feet estimated to

.

cost approximately $46,000. As of December 27, 2004 approximately $19,000 of this cost has been incurred. At December 27, 2004 there are no plans for any capital expenditures at Lakeshore Business Center Phase III. On November 22, 2004, a tenant took occupancy of approximately 4,000 square feet of Lakeshore Business Center Phase III, which brought the building up to 100% occupancy at December 27, 2004. At The Willows of Plainview Phase II we plan to replace the exterior staircases for an estimated cost of approximately $83,000, repair the sidewalks for an estimated cost of approximately $13,000, provide HVAC replacements for an estimated cost of approximately $16,000 and upgrade the security alarms for an estimated cost of approximately $4,000.

        The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, deferral of amounts owed to NTS Development Company and existing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

        Leases at our commercial properties provide for tenants to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. These lease provisions, along with the fact that multifamily leases are generally for a period of one year, provide limited protection to our operations from the impact of inflation and changing prices.

        We have no other material commitments for renovations or capital improvements as of December 27, 2004.

NTS-Properties VI
Results of Operations

        This section describes our results of operations for NTS-Properties VI (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned four multifamily properties and had investments in two joint venture properties. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of the properties based on operating segments, which include commercial and multifamily operations. The financial information of the operating segments has been prepared consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of decision making.

        Net loss for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $(1,985,000), $(1,507,000) and $(1,367,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto.

        The following table of segment data is provided:

                                                          Period Ended December 27, 2004
                                          ---------------------------------------------------------------
                                             Multifamily    Commercial      Partnership       Total
                                          ---------------------------------------------------------------
Total revenues                            $   10,066,386 $      736,596  $            -  $  10,802,982
Operating expenses and operating expenses
 - affiliated                                  4,490,747        348,279               -      4,839,026
Depreciation and amortization                  2,359,139        225,704          78,771      2,663,614
Total interest expense                         2,474,823         22,272         884,263      3,381,358
Net (loss) income                               (302,501)        46,396      (1,729,324)    (1,985,429)

                                                           Year Ended December 31, 2003
                                          ---------------------------------------------------------------
                                             Multifamily    Commercial      Partnership       Total
                                          ---------------------------------------------------------------
Total revenues                            $   10,326,587 $      513,219  $            -  $  10,839,806
Operating expenses and operating expenses
 - affiliated                                  4,144,729        297,616               -      4,442,345
Depreciation and amortization                  2,324,165        206,505          89,466      2,620,136
Total interest expense                           867,225              -       1,646,668      2,513,893
Net income (loss)                              1,390,266        (57,306)     (2,840,265)    (1,507,305)

                                                           Year Ended December 31, 2002
                                          ---------------------------------------------------------------
                                             Multifamily    Commercial      Partnership       Total
                                          ---------------------------------------------------------------
Total revenues                            $    9,999,631 $      610,958  $            -  $  10,610,589
Operating expenses and operating expenses
 - affiliated                                  4,139,268        338,074               -      4,477,342
Depreciation and amortization                  2,527,785        183,967          89,466      2,801,218
Total interest expense                           840,145              -       1,738,038      2,578,183
Net income (loss)                              1,131,128         29,117      (2,526,779)    (1,366,534)

        During 2004, our continuing net losses have been negatively impacted by the expense related to our consolidation/merger costs. Net revenues have decreased due to decreased average rent per unit at Park Place Apartments Phase I and Willow Lake Apartments and decreased average occupancy at Park Place Apartments Phase I, net of the increased average occupancy at Sabal Park Apartments. The decrease is partially offset by an increase in revenues at our commercial property, Plainview Point Office Center Phase III, as the result of increased average occupancy. Operating expenses increased as the result of increased repairs and maintenance costs at Willow Lake Apartments and Plainview Point Office Center Phase III, landscaping costs at Golf Brook Apartments and tax consulting fees at Willow Lake Apartments. Operating expenses – affiliated has remained fairly stable. Interest expense increased as the result of prepayment penalties and disposing of loan costs as the result of the early extinguishment of debt.

        Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

                                                     Period Ended                 Years Ended
                                                     December 27,                December 31,
                                                   -----------------  ------------------------------------
                                                         2004               2003               2002
                                                   -----------------  -----------------  -----------------
Wholly-Owned Properties
Sabal Park Apartments                            $       1,954,657  $       1,902,491  $        1,881,597
Park Place Apartments Phase I                    $       1,583,409  $       1,726,943  $        1,480,563
Willow Lake Apartments                           $       2,054,065  $       2,190,889  $        2,365,523
Park Place Apartments Phase III                  $       1,520,903  $       1,511,890  $        1,311,185

Joint Venture Properties
(Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)                   $       2,953,352  $       2,994,374  $        2,960,763
Plainview Point Office Center Phase III (95.04%) $         736,596  $         513,219  $          610,958

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        The occupancy levels at our properties and joint ventures were as follows:

                                                     December 27,               December 31,
                                                   ----------------- -----------------------------------
                                                         2004              2003              2002
                                                   ----------------- -----------------  ----------------
Wholly-Owned Properties
Sabal Park Apartments                                    99%               95%                96%
Park Place Apartments Phase I                            86%               82%                88%
Willow Lake Apartments                                   87%               79%                93%
Park Place Apartments Phase III                          85%               93%                97%

Joint Venture Properties
(Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)                           98%               93%                88%
Plainview Point Office Center Phase III (95.04%)         91%               52%                51%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III which had low occupancy for an extended period of time. During the fourth quarter of 2004, a tenant who leased approximately 8,300 square feet moved in, bringing the building’s occupancy up to 91%.

        The average occupancy levels at our properties and joint ventures were as follows:

                                                     Period Ended               Years Ended
                                                     December 27,               December 31,
                                                   ----------------- -----------------------------------
                                                         2004              2003              2002
                                                   ----------------- -----------------  ----------------
Wholly-Owned Properties
Sabal Park Apartments                                    96%               93%                93%
Park Place Apartments Phase I                            83%               88%                79%
Willow Lake Apartments                                   86%               85%                88%
Park Place Apartments Phase III                          90%               93%                83%

Joint Venture Properties
(Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)                           96%               93%                91%
Plainview Point Office Center Phase III (95.04%)         74%               50%                55%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Plainview Point Office Center Phase III which had low occupancy for an extended period of time. During the fourth quarter of 2004, a tenant who leased approximately 8,300 square feet moved in, bringing the building’s occupancy up to 91%.

        In an effort to continue to improve occupancy at our multifamily properties, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the multifamily properties. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments, and negotiates lease renewals with current residents.

        The leasing and renewal negotiations for our commercial property are handled by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the commercial property. All advertising for the commercial property is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $10,803,000 and $10,840,000, respectively. The decrease of approximately $37,000 is not a significant change, however, there are significant offsetting changes between our reporting segments. The decrease is made up of a net decrease in multifamily rental income as the result of decreased average rent per unit at Park Place Apartments Phase I and Willow Lake Apartments and decreased average occupancy at Park Place Apartments Phase I, net of the increased average occupancy at Sabal Park Apartments. The decrease is partially offset by an increase in commercial rental income at Plainview Point Office Center Phase III as the result of increased average occupancy.

        Rental income and tenant reimbursements for the years ended December 31, 2003 and 2002 were approximately $10,840,000 and $10,611,000, respectively. The increase of approximately $229,000, or 2%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Operating Expenses and Operating Expenses — Affiliated

        Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $3,217,000 and $2,941,000, respectively. The increase of approximately $276,000, or 9% is the result of an increase in 1) repairs and maintenance at Willow Lake Apartments and Plainview Point Office Center Phase III, 2) landscaping costs at Golf Brook Apartments and Willow Lake Apartments, 3) tax consulting fees at Willow Lake Apartments, 4) cleaning costs at Golf Brook Apartments, Willow Lake Apartments and Plainview Point Office Center Phase III and 5) insurance expense at all of the underlying properties. The increase is partially offset by a decrease in bad debt expense and administrative expenses at Willow Lake Apartments and Golf Brook Apartments.

        Operating expenses for the years ended December 31, 2003 and 2002 were approximately $2,941,000 and $2,883,000, respectively. The increase of approximately $58,000, or 2%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,622,000 and $1,501,000, respectively. The increase of approximately $121,000, or 8%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $1,501,000 and $1,595,000, respectively. The decrease of approximately $94,000, or 6%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

Real Estate Taxes

        Real estate taxes for the period ended December 27, 2004 and the years ended December 31, 2003, and 2002 were approximately $592,000, $1,057,000 and $883,000, respectively. The decrease of approximately $465,000, or 44%, in 2004 was primarily due to decreased tax assessments at Willow Lake Apartments and Golf Brook Apartments. We received notice of increased tax assessments in 2003 and retained a consultant to negotiate a reduction of the assessments. At Willow Lake Apartments, for 2003, we accrued property tax expense according to the assessed rate, not at the anticipated reduced rate. During the first and third quarters of 2004, we received notices of the reduction of the assessments and were able to adjust the periodic expense accordingly. We have not recorded a gain contingency for any property tax over-payments refunded in 2004. The increase of $174,000, or 20%, in 2003 was primarily due to increased tax assessments at Willow Lake Apartments and at Plainview Office Center Phase III, partially offset by a decreased tax assessment at Park Place Apartments Phase I.

Professional and Administrative Expenses and Professional and Administrative Expenses — Affiliated

        Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,029,000 and $763,000, respectively. The increase of approximately $266,000, or 35%, was primarily the result of increased legal and professional fees related to our merger with NTS Realty. The increase is partially offset by a decrease in legal and professional fees related to litigation filed by limited partners.

        Professional and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $763,000 and $279,000, respectively. The increase of approximately $484,000 was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners.

        Professional and administrative expenses – affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $432,000 and $395,000, respectively. The increase of approximately $37,000, or 9%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $395,000 and $390,000, respectively. The increase of approximately $5,000, or 1%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of approximately the following:

                                                     Period Ended                 Years Ended
                                                     December 27,                December 31,
                                                   -----------------  ------------------------------------
                                                         2004               2003               2002
                                                   -----------------  -----------------  -----------------
Finance                                          $          140,000 $          117,000 $          111,000
Accounting                                                  150,000            130,000            111,000
Investor Relations                                           74,000             75,000             86,000
Human Resources                                              31,000             31,000             30,000
Overhead                                                     37,000             42,000             52,000
                                                   -----------------  -----------------  -----------------

Total                                            $          432,000 $          395,000 $          390,000
                                                   =================  =================  =================

Depreciation and Amortization Expense

        Depreciation and amortization expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $2,664,000 and $2,620,000, respectively. The increase of approximately $44,000, or 2%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $2,620,000 and $2,801,000, respectively. The decrease of approximately $181,000, or 6%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest and Other Income

        Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $749,000 and $132,000, respectively. The increase of approximately $617,000 was primarily the result of a settlement payment received from NTS Development Company in 2004. As part of the settlement of the litigation filed by limited partners, NTS Development Company agreed to pay the Partnerships upon the closing date of the merger. NTS Properties VI’s portion of this was $723,000. The increase is partially offset by income received in 2003, in relation to the litigation filed by limited partners.

        Interest and other income for the years ended December 31, 2003 and 2002 were approximately $132,000 and $21,000, respectively. The increase of approximately $111,000 was primarily the result of a reimbursement received in 2003 in relation to the litigation filed by limited partners.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $3,381,000 and $2,514,000, respectively. The increase of $867,000, or 34%, was primarily the result of prepayment penalties as the result of the early extinguishment of debt at Sabal Park Apartments. The increase is also the result of disposing of loan cost assets at Sabal Park Apartments, Park Place Apartments Phase III, and NTS Properties VI in relation to the early extinguishment of debt.

        Interest expense for the years ended December 31, 2003 and 2002 was approximately $2,514,000 and $2,578,000, respectively. The decrease of approximately $64,000, or 2%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Loss on Disposal of Assets

        Loss on disposal of assets for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $14,000 and $104,000, respectively. The decrease of approximately $90,000, or 87%, was primarily the result of retirements made (before the assets were fully depreciated) at Willow Lake Apartments in 2003 for stair bracket replacements, security system installation and clubhouse renovation, partially offset by retirements made in 2004 for HVAC replacements at Sabal Park Apartments and Willow Lake Apartments.

        Loss on disposal of assets for the years ended December 31, 2003 and 2002 were approximately $104,000 and $5,000, respectively. The increase of approximately $99,000 was primarily the result of retirements made (before the assets were fully depreciated) at Willow Lake Apartments in 2003 for stair bracket replacements, security system installation and clubhouse renovation and at Sabal Park Apartments for walkway and curb replacements, partially offset by retirements made in 2002 for retirement of a roof before it was fully depreciated at Willow Lake Apartments.

Liquidity and Capital Resources

        The majority of our cash flow is typically derived from operating activities. Cash flows used in investing activities are for tenant improvements and other capital improvements at our properties. The tenant improvements and other capital additions were funded by cash flow from operations and from debt financing. Cash flows used in financing activities consist of the early extinguishment of debt, principal payments on mortgages and notes payable, and payment of loan costs.

        The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                           Period Ended                 Years Ended
                                                           December 27,                December 31,
                                                         -----------------  ------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  -----------------
Operating activities                                   $      1,665,653   $      1,518,719   $       1,310,961
Investing activities                                           (770,830)          (787,801)           (317,172)
Financing activities                                           (358,174)        (1,664,390)              4,858
                                                         -----------------  -----------------  -----------------

     Net increase (decrease) in cash and equivalents   $        536,649   $       (933,472)  $         998,647
                                                         =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities increased from approximately $1,519,000 for the year ended December 31, 2003 to approximately $1,666,000 for the period ended December 27, 2004. The increase was primarily a result of improved results from operations before the effect of the pre-payment penalty paid by Sabal Park. The increase is partially offset by the change in accounts payable – affiliate and other liabilities (as a result of the merger with NTS Realty, we were able to reimburse NTS Development Company for salary and overhead costs in December 2004 and we were able to pay current year property taxes, respectively).

        Net cash provided by operating activities increased from approximately $1,311,000 for the year ended December 31, 2002 to approximately $1,519,000 for the year ended December 31, 2003. The increase was primarily driven by the increase in accounts payable – affiliate due to NTS Development Company as reimbursement of salary and overhead costs.

Cash Flow from Investing Activities

        Net cash used in investing activities decreased from approximately $788,000 for the year ended December 31, 2003 to approximately $771,000 for the period ended December 27, 2004. The decrease in net cash used was primarily due to a decrease in capital expenditures at the multifamily properties. Additions made in 2004 were for structural improvements at Park Place Apartments Phase I, roof replacements at Willow Lake Apartments, HVAC replacements and golf carts at Golf Brook Apartments and Sabal Park Apartments, playground and fitness equipment at Sabal Park Apartments and pool resurfacing at Golf Brook Apartments. Additions were made in 2003 for clubhouse renovation, a paving project and stair bracket replacements at Willow Lake Apartments. The decrease at the multifamily properties is partially offset by an increase in capital expenditures at our commercial property –Plainview Point Office Center Phase III. The 2004 additions at Plainview Point Office Center Phase III included tenant improvements and HVAC replacements. The 2003 additions at Plainview Point Office Center Phase III included tenant improvements.

        Net cash used in investing activities increased from approximately $317,000 for the year ended December 31, 2002 to approximately $788,000 for the year ended December 31, 2003. The increase was primarily due to increased capital expenditures in 2003 for a clubhouse renovation, a paving project and roof replacements at Willow Lake Apartments and tenant improvements at Plainview Point Office Center Phase III.

Cash Flow from Financing Activities

        Net cash used in financing activities was approximately $1,664,000 for the year ended December 31, 2003 compared to approximately $358,000 for the period ended December 27, 2004. The decrease in net cash used in financing activities is primarily the result of advances received from NTS Realty as a result of the merger.

        Net cash provided by financing activities was approximately $5,000 for the year ended December 31, 2002. For the year ended December 31, 2003, we used approximately $1,664,000 in net cash for financing activities. The increase in net cash used was primarily due to the fact that $2,000,000 in loan proceeds was received in 2002 while only $400,000 in loan proceeds was received in 2003. These loan proceeds were used for capital improvements and working capital. The increase is also the result of an increase in principal payments made on mortgages payable.

        Due to the fact that no distributions were made during 2004, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

Future Liquidity

        Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        The primary source of future liquidity is expected to be cash from operations. It is anticipated that the cash flow from operations will be sufficient to meet our day to day working capital needs.

        The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at both Willow Lake Apartments (26 buildings) and Park Place Apartments Phase I (23 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 27, 2004, eight buildings at Willow Lake Apartments have had roofs replaced while no roofs have been replaced at Park Place Apartments Phase I. The total cost of replacing all of the remaining roofs is estimated to be $820,000 ($20,000 per building).

        The demand on future liquidity is also anticipated to increase as the result of 1) replacement/ repair of wood and alarm systems at Park Place Apartments Phase I, estimated to cost $100,000, 2) heat pump replacements at Sabal Park Apartments, estimated to cost $41,000, 3) exterior light fixture replacements at Willow Lake Apartments, estimated to cost $27,000 and 4) heat pump replacements at Golf Brook Apartments, estimated to cost $26,000.

        The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves and existing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

        Leases at Plainview Point Office Center Phase III provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that multifamily leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

        We had no other material commitments for renovations or capital expenditures as of December 27, 2004.

NTS-Properties VII
Results of Operations

        This section describes our results of operations for NTS-Properties VII (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned two multifamily properties and had investments in one joint venture property. We generate almost all of our net operating income from property operations.

        Net loss for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $(333,000), $(170,000) and $(212,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto.

                                              Period Ended                Years Ended
                                              December 27,                December 31,
                                            -----------------  -----------------------------------
                                                  2004               2003              2002
                                            -----------------  ----------------- -----------------
Total revenues                            $      1,571,552   $      1,637,858  $       1,515,528
Operating expenses and operating expenses
 - affiliated                                      678,441            670,462            684,638
Depreciation and amortization                      408,391            407,690            501,168
Total interest expense                            (264,931)          (254,763)          (266,573)
Net loss                                          (332,902)          (170,319)          (211,696)

        Rental income and tenant reimbursements generated by our properties and joint venture were as follows:

                                              Period Ended                 Years Ended
                                              December 27,                December 31,
                                            -----------------  ------------------------------------
                                                  2004               2003               2002
                                            -----------------  -----------------  -----------------
Wholly-Owned Properties
The Park at the Willows                   $          321,060 $          298,890 $         323,104
Park Place Apartments Phase II            $        1,250,492 $        1,338,968 $       1,192,424

Joint Venture Property
(Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)  $          949,011 $          949,011 $         951,763

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        The occupancy levels at our properties and joint venture were as follows:

                                              December 27,                December 31,
                                            -----------------  ------------------------------------
                                                  2004               2003               2002
                                            -----------------  -----------------  -----------------
Wholly-Owned Properties
The Park at the Willows                           94%                83%                90%
Park Place Apartments Phase II                    88%                83%                89%

Joint Venture Property
(Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)          100%               100%               100%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        The average occupancy levels at our properties and joint were as follows:

                                              Period Ended                 Years Ended
                                              December 27,                December 31,
                                            -----------------  ------------------------------------
                                                  2004               2003               2002
                                            -----------------  -----------------  -----------------
Wholly-Owned Properties
The Park at the Willows                           90%                81%                83%
Park Place Apartments Phase II                    84%                89%                82%

Joint Venture Property
(Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)          100%               100%               100%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

        We are making efforts to improve occupancy at our multifamily communities. We have an on-site leasing staff, who are employees of NTS Development Company, at each of the multifamily communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

        The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that multifamily leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income

        Rental income for the period ended December 27, 2004 and year ended December 31, 2003 was approximately $1,572,000 and $1,638,000, respectively. The decrease of approximately $66,000, or 4%, was primarily the result of decreased average occupancy at Park Place Apartments Phase II and a decrease in average income per unit at The Park at the Willows and Park Place Apartments Phase II. The decrease is partially offset by an increase in average occupancy at The Park at the Willows.

        Rental income for the years ended December 31, 2003 and 2002 was approximately $1,638,000 and $1,516,000, respectively. The increase of approximately $122,000, or 8%, was primarily the result of increased average occupancy at Park Place Apartments Phase II partially offset by a decrease in average occupancy at The Park at the Willows.

Operating Expenses and Operating Expenses — Affiliated

        Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $395,000 and $406,000, respectively. The decrease of approximately $11,000, or 3%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses for the years ended December 31, 2003 and 2002 were approximately $406,000 and $418,000, respectively. The decrease of approximately $12,000, or 3%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $283,000 and $264,000, respectively. The increase of approximately $19,000, or 7%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $264,000 and $266,000, respectively. The decrease of approximately $2,000, or 1%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses — Affiliated

        Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $358,000 and $278,000, respectively. The increase of approximately $80,000, or 29%, was primarily the result of increased legal and professional fees related to our merger with NTS Realty.

        Professional and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $278,000 and $100,000, respectively. The increase of approximately $178,000 was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners.

        Professional and administrative expenses-affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $142,000 and $132,000, respectively. The increase of approximately $10,000, or 8%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses-affiliated for the years ended December 31, 2003 and 2002 were approximately $132,000 and $115,000, respectively. The increase of approximately $17,000, or 15%, was primarily the result of increased personnel costs.

        Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of approximately the following:

                                              Period Ended                 Years Ended
                                              December 27,                December 31,
                                            -----------------  ------------------------------------
                                                  2004               2003               2002
                                            -----------------  -----------------  -----------------
Finance                                   $           25,000 $           21,000 $           20,000
Accounting                                            83,000             75,000             54,000
Investor Relations                                    13,000             13,000             15,000
Human Resources                                        7,000              8,000              7,000
Overhead                                              14,000             15,000             19,000
                                            -----------------  -----------------  -----------------

Total                                     $          142,000 $          132,000 $          115,000
                                            =================  =================  =================

Depreciation and Amortization Expense

        Depreciation and amortization expense for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $408,000 and $408,000, respectively. There is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Depreciation and amortization expenses for the years ended December 31, 2003 and 2002 were approximately $408,000 and $501,000, respectively. The decrease of approximately $93,000, or 19%, was primarily the result of the roof assets at Park Place Apartments Phase II becoming fully depreciated by December 31, 2002.

Interest and Other Income

        Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $31,000 and $7,000, respectively. The increase of approximately $24,000 was primarily the result of a settlement payment received from NTS Development Company in 2004 with no similar income in 2003. The increase is partially offset by a decrease in interest income as a result of maintaining lower balances in our bank accounts in 2004.

        Interest and other income for the years ended December 31, 2003 and 2002 was approximately $7,000 and $8,000, respectively. The decrease of approximately $1,000, or 13%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $265,000 and $255,000, respectively. The increase of approximately $10,000, or 4%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Interest expense for the years ended December 31, 2003 and 2002 was approximately $255,000 and $267,000, respectively. The decrease of approximately $12,000, or 4%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Income from Investment in the Joint Venture

        Income from investment in the joint venture for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $78,000 and $88,000, respectively. The decrease of $10,000, or 11%, was primarily the result of increased depreciation expense and operating expenses, net of decreased loss on disposal and interest expense at Blankenbaker Business Center 1A.

        Income from investment in the joint venture for the years ended December 31, 2003 and 2002 was approximately $88,000 and $96,000, respectively. The decrease of approximately $8,000, or 8%, is not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Liquidity and Capital Resources

        The majority of our cash flow is typically derived from operating activities. Cash flows used in operating activities in 2004 consist of amounts spent to reimburse NTS Development for fees owed to them and for amounts spent on legal expenses for the merger with NTS Realty and for litigation. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows provided by investing activities represent a decreased investment in our joint venture, Blankenbaker Business Center 1A. Cash flows used in financing activities consist of the early extinguishment of debt net of funds received as part of the merger with NTS Realty in 2004 and principal payments on mortgages payable.

        The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                               Period Ended                 Years Ended
                                               December 27,                December 31,
                                             -----------------  ------------------------------------
                                                   2004               2003               2002
                                             -----------------  -----------------  -----------------
Operating activities                       $         (90,391) $         274,452  $          184,149
Investing activities                                 100,084           (238,129)            (67,288)
Financing activities                                 (87,258)          (155,201)           (165,560)
                                             -----------------  -----------------  -----------------

     Net decrease in cash and equivalents  $         (77,565) $        (118,878) $          (48,699)
                                             =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities was approximately $274,000 for the year ended December 31, 2003. For the period ended December 27, 2004, we used approximately $90,000 in net cash for operating activities. The increase in net cash used was primarily driven by the reduced results of operations and the change in accounts payable – affiliate (as a result of the merger we were able to reimburse NTS Development Company for salary and overhead costs in December 2004) and accounts payable.

        Net cash provided by operating activities increased from approximately $184,000 for the year ended December 31, 2002 to approximately $274,000 for the year ended December 31, 2003. The increase was primarily driven by the change in accounts payable which was partially offset by the change in other liabilities. The increased accounts payable included amounts due for professional services related to our litigation filed by limited partners and proposed merger.

Cash Flow from Investing Activities

        For the year ended December 31, 2003, we used approximately $238,000 in net cash for investing activities. Net cash provided by investing activities was approximately $100,000 for the period ended December 27, 2004. The increase in net cash provided was primarily the result of decreased capital expenditures at Park Place Apartments Phase II which was partially offset by increased capital expenditures at The Park at the Willows, and the decreased investment in the joint venture due to the advance from NTS Realty.

        Net cash used in investing activities increased from approximately $67,000 for the year ended December 31, 2002 to approximately $238,000 for the year ended December 31, 2003. The increase was primarily the result of increased capital expenditures at Park Place Apartments Phase II and The Park at the Willows.

Cash Flow from Financing Activities

        Net cash used in financing activities decreased from approximately $155,000 for the year ended December 21, 2003 to approximately $87,000 for the period ended December 27, 2004. The decrease was primarily due to the payoff of debt as a result of the merger with NTS Realty and payment of property taxes net of the cash used for the actual payment of the debt.

        Net cash used in financing activities decreased from approximately $166,000 for the year ended December 21, 2002 to approximately $155,000 for the year ended December 31, 2003. The decrease was primarily the result of decreased principal payments made in 2003.

        Due to the fact that no distributions were made during 2004, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

Future Liquidity

        We believe the current occupancy levels are considered adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below. The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flow from operations combined with our cash reserves will be sufficient to meet these needs.

        The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 27, 2004, fifteen roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for completion in the second quarter of 2005.

        The demand on future liquidity is also anticipated to increase as a result of an exterior painting project at Park Place Apartments Phase II and HVAC replacements at The Park at the Willows. All projects are budgeted for 2005. We expect to spend approximately $10,000 on painting the exterior of the buildings at Park Place Apartments Phase II. The HVAC replacements at The Park at the Willows are expected to cost approximately $16,000.

        We had no other material commitments for renovations or capital expenditures as of December 27, 2004.

NTS Private Group
Results of Operations

        This section describes our results of operations for NTS Private Group (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned three retail properties, eight commercial properties and operated a land lease. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of the properties based on operating segments, which include retail operations, commercial real estate operations and land leases. The financial information of the operating segments have been prepared consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of decision making.

        Net loss for the period ended December 27, 2004 was approximately $(2,159,000) as compared to net income of approximately $1,177,000 and $1,933,000 for the years ended December 31, 2003 and 2002, respectively. The changes in net income or loss are described in more detail below. The following tables include certain selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes attached hereto.

                                                              Period Ended December 27, 2004
                                              ----------------------------------------------------------------
                                                  Land           Retail        Commercial          Total
                                              --------------  -------------  ----------------  ---------------
Total revenues                              $      45,087   $   1,358,242  $      7,870,240  $      9,273,569
Operating expenses and operating expenses
 - affiliated                                       1,133         233,260         2,200,789         2,435,182
Depreciation and amortization                       5,087         315,343         1,686,923         2,007,353
Total interest expense                                  -         423,166         5,432,268         5,855,434
Net income (loss)                                   3,293         240,684        (2,403,036)       (2,159,059)

                                                               Year Ended December 31, 2003
                                              ----------------------------------------------------------------
                                                  Land           Retail        Commercial          Total
                                              --------------  -------------  ----------------  ---------------
Total revenues                              $      53,537   $   1,370,517  $      7,845,380  $      9,269,434
Operating expenses and operating expenses
 - affiliated                                       2,261          92,024         2,014,658         2,108,943
Depreciation and amortization                       5,087         293,497         1,617,913         1,916,497
Total interest expense                                238         451,724         2,490,612         2,942,574
Net income                                         22,070         409,606           745,817         1,177,493

                                                               Year Ended December 31, 2002
                                              ----------------------------------------------------------------
                                                  Land           Retail        Commercial          Total
                                              --------------  -------------  ----------------  ---------------
Total revenues                              $     216,344   $   1,245,555  $      8,581,334  $     10,043,233
Operating expenses and operating expenses
 - affiliated                                      17,953          94,981         2,098,038         2,210,972
Depreciation and amortization                       5,087         269,271         1,569,683         1,844,041
Total interest expense                                224         501,406         2,773,388         3,275,018
Net income                                        237,138         299,519         1,396,183         1,932,840

        During 2004, our revenues for the commercial segment increased slightly due to increased average occupancy at Springs Office Center and Springs Medical Office Center. This increase is partially offset by decreased average occupancy at Atrium Center and Blankenbaker Business Center II as a result of unsuccessful attempts to renew tenants’ expired leases. We continue our leasing efforts by seeking new tenants for these properties. Our revenues for the retail segment decreased slightly due primarily to decreased recoverable operating expenses incurred in 2004. The decrease is partially offset by increased average occupancy at Springs Station. Our revenues for the land segment also decreased slightly due to decreased rental rates for 2004.

        Rental income and tenant reimbursements generated by our properties were as follows:

                                              Period Ended                     Years Ended
                                              December 27,                    December 31,
                                           --------------------  ----------------------------------------
                                                  2004                  2003                 2002
                                           --------------------  -------------------  -------------------
Anthem Office Center                      $           810,692   $          810,692   $         810,692
Atrium Center                                         789,858            1,011,176           1,259,463
Sears Office Building                                 785,300              757,506             756,741
Springs Medical Office Center                       1,680,865            1,556,473           1,623,775
Springs Office Center                               2,048,589            1,870,711           2,270,683
Blankenbaker Business Center 1B                       577,686              577,686             578,276
Blankenbaker Business Center II                       632,406              720,075             754,877
Clarke American                                       544,844              541,062             526,826
Bed, Bath & Beyond                                    423,091              447,685             401,374
Outlets Mall                                          665,887              662,838             662,838
Springs Station                                       269,264              259,993             181,342
ITT Parking Lot                                        45,087               53,537              53,537
Other                                                       -                    -             162,809
                                           --------------------  -------------------  -------------------

                                          $         9,273,569   $        9,269,434   $      10,043,233
                                           ====================  ===================  ===================

        We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

        The occupancy levels at our properties were as follows:

                                               December 27,                    December 31,
                                            --------------------  ----------------------------------------
                                                   2004                  2003                 2002
                                            --------------------  --------------------  ------------------
Anthem Office Center                               100%                  100%                 100%
Atrium Center                                       67%                   62%                  78%
Sears Office Building                              100%                  100%                 100%
Springs Medical Office Center                       89%                   90%                  93%
Springs Office Center                               96%                   97%                  76%
Blankenbaker Business Center 1B                    100%                  100%                 100%
Blankenbaker Business Center II                     76%                   90%                  90%
Clarke American                                    100%                  100%                 100%
Bed, Bath & Beyond                                 100%                  100%                 100%
Outlets Mall                                       100%                  100%                 100%
Springs Station                                     92%                  100%                  71%
ITT Parking Lot                                    100%                  100%                 100%

        We believe the changes in occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

        The average occupancy levels at our properties were as follows:

                                               Period Ended                     Years Ended
                                               December 27,                    December 31,
                                            --------------------  ----------------------------------------
                                                   2004                  2003                 2002
                                            --------------------  -------------------  -------------------
Anthem Office Center                               100%                  100%                 100%
Atrium Center                                       55%                  66%                  80%
Sears Office Building                              100%                  100%                 100%
Springs Medical Office Center                       93%                  91%                  96%
Springs Office Center                               97%                  90%                  91%
Blankenbaker Business Center 1B                    100%                  100%                 100%
Blankenbaker Business Center II                     78%                  90%                  95%
Clarke American                                    100%                  100%                 100%
Bed, Bath & Beyond                                 100%                  100%                 100%
Outlets Mall                                       100%                  100%                 100%
Springs Station                                     97%                  94%                  62%
ITT Parking Lot                                    100%                  100%                 100%

        We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

        We are making efforts to increase the occupancy levels at our properties. The leasing and renewal negotiations are conducted by leasing agents, who are employees of NTS Development Company, located in Louisville, Kentucky. The leasing agents are located in the same city as the property. All advertising is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky. The staff facilitates all on-site visits from potential tenants, negotiates lease renewals with current tenants and coordinates all local advertising with NTS Development Company’s marketing staff.

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the years ended December 31, 2003, and 2002 were approximately $9,274,000, $9,269,000 and $10,043,000, respectively. The increase of approximately $5,000 in 2004 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes. The decrease of approximately $774,000, or 8%, in 2003 was primarily a result of decreased average occupancy at Atrium Center, Blankenbaker Business Center II, Springs Medical Office Center and Springs Office Center. The decrease was partially offset by increased average occupancy at Springs Station. Average occupancy for the year is calculated using the end of the month occupancies for each month.

        Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $1,689,000, $1,459,000 and $1,479,000, respectively. The increase of approximately $230,000, or 16%, for 2004 was primarily due to increased bad debt expense at Outlets Mall due to the tenant declaring bankruptcy during February 2004. The decrease of approximately $20,000, or 1%, in 2003 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses – affiliated for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $746,000, $650,000 and $732,000, respectively. The increase of approximately $96,000, or 15%, for 2004 was primarily due to increased personnel costs. The decrease of approximately $82,000, or 11%, in 2003 was primarily due to decreased personnel costs.

        Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of ours. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses

        Professional and administrative expenses for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $158,000, $116,000 and $0, respectively. The increases of approximately $42,000, or 36%, for 2004 and $116,000 for 2003 were the result of costs incurred for legal and professional fees.

Depreciation and Amortization

        Depreciation and amortization expenses for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $2,007,000, $1,916,000 and $1,844,000, respectively. The increases of approximately $91,000, or 5%, for 2004 and $72,000, or 4%, for 2003 were not significant and are not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest and Other Income

        Interest and other income for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $23,000, $19,000 and $70,000, respectively. The increase of approximately $4,000, or 21%, for 2004 was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes. The decrease of approximately $51,000, or 73%, for 2003 was primarily due to a decrease in recoveries from former tenants.

Interest Income – Affiliated

        Interest income from affiliates for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $0, $54,000 and $143,000, respectively. The decreases of approximately $54,000 for 2004 and $89,000 for 2003 were the result of decreased balances due from affiliates and the notes being paid in their entirety by NTS Financial Partnership on June 30, 2003.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $5,855,000, $2,873,000 and $3,119,000, respectively. The increase of approximately $2,982,000 for 2004 was primarily a result of prepayment penalties paid by Atrium Center, Anthem Office Center, Blankenbaker Business Center 1B, Blankenbaker Business Center II, Springs Medical Office Center and Springs Office Center due to the early payoff of their mortgage loans and note payable. The increase is partially offset by continued principal payments made by Outlets Mall, Springs Station, Clarke American and Bed, Bath & Beyond. The mortgage loans at Outlets Mall and Springs Station were paid in full, prior to their maturity date, without prepayment penalties. The decrease of approximately $246,000, or 8%, for 2003 was primarily due to decreased principal balances as a result of continued principal payments.

Interest Expense – Affiliated

        Interest expense paid to affiliates for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $0, $70,000 and $156,000, respectively. The decreases of approximately $70,000 for 2004 and $86,000 for 2003 were primarily a result of decreased balances due to affiliates and the notes being paid in their entirety to NTS Financial Partnership on June 30, 2003.

Loss on Disposal of Assets

        The loss on disposal of assets for the period ended December 27, 2004 was primarily due to the retirement of the roof, which was not fully depreciated, at Blankenbaker Business Center 1B. The loss on disposal of assets for the year ended December 31, 2003 was primarily due to the retirements of assets (primarily tenant improvements) not fully depreciated at Springs Office Center.

Liquidity and Capital Resources

        This section describes our balance sheet and discusses our liquidity and capital commitments. Our most liquid asset is our cash and cash equivalents which consists of cash and short-term investments, but does not include our cash which is restricted. Our historical cash and cash equivalents as of December 27, 2004 was $255,476. Operating income generated from our properties is the primary source from which we generate cash. Other sources of cash include proceeds from mortgage loans and notes payable. Below is a chart which reflects our cash flow from operating, investing and financing activities for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002, followed by a comparison of the respective periods.

                                                           Period Ended                 Years Ended
                                                           December 27,                December 31,
                                                         -----------------  ------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  -----------------
Operating activities                                   $       3,156,716  $       3,591,774  $        3,640,545
Investing activities                                            (837,669)         4,977,401            (428,322)
Financing activities                                          (2,503,620)         (8,560,750)         (3,396,111)
                                                         -----------------  -----------------  -----------------

     Net (decrease) increase in cash and equivalents   $        (184,573) $           8,425  $         (183,888)
                                                         =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities decreased from approximately $3,592,000 for the year ended December 31, 2003 to approximately $3,157,000 for the period ended December 27, 2004. The decrease is a result of decreased cash provided by results of operations primarily due to increased expenses incurred in relation to the merger with NTS Realty.

        Net cash provided by operating activities decreased from approximately $3,641,000 for the year ended December 31, 2002 to approximately $3,592,000 for the year ended December 31, 2003. The decrease is due primarily to less cash provided by results of operations, which was offset by increased cash collections of outstanding accounts receivable.

Cash Flows from Investing Activities

        Net cash flow used in investing activities was approximately $838,000 for the period ended December 27, 2004. Net cash flow provided by investing activities for the year ended December 31, 2003 was approximately $4,977,000. The change was primarily due to cash payments received in 2003 from affiliates of approximately $6,200,000 for notes receivable.

        Net cash flow from investing activities was approximately $4,977,000 for the year ended December 31, 2003. For the year ended December 31, 2002, we used approximately $428,000 in net cash for investing activities. The change was primarily due to cash payments received from affiliates of approximately $6,200,000 for notes receivable, partially offset by additions to land, buildings and amenities.

Cash Flows from Financing Activities

        Net cash used in financing activities was approximately $2,504,000 for the period ended December 27, 2004. Net cash used in financing activities for the year ended December 31, 2003 was approximately $8,561,000. The change was primarily due to the payoff of certain mortgages as a result of the merger with NTS Realty and is also due to cash payments made in 2003 to affiliates of approximately $6,700,000 on notes payable.

        Net cash used by financing activities increased from approximately $3,396,000 for the year ended December 31, 2002 to approximately $8,561,000 for the year ended December 31, 2003. The increase in net cash used was primarily due to cash payments made to affiliates of approximately $6,700,000 on notes payable.

Future Liquidity

        On June 30, 2003, the notes receivable-affiliate of approximately $6,200,000 for the year ended December 31, 2002 was paid in its entirety by NTS Financial Partnership. In the same transaction we paid the notes payable-affiliate in its entirety owed to NTS Financial Partnership of approximately $6,700,000 for the year ended December 31, 2002. As a result of the simultaneous transactions we paid the difference of approximately $500,000 in cash to NTS Financial Partnership.

        We believe the current occupancy levels are adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        In the next 12 months, we expect the demand on future liquidity to increase as a result of future leasing activity driven primarily by the decreased occupancy at Atrium Center. There has been and will likely continue to be a protracted period for Atrium Center to become fully leased again. Approximately $485,000 will be needed for leasing costs, especially those needed to refinish space for new tenants to return Atrium Center to full occupancy. As of December 27, 2004, we had not made any commitments for tenant improvements at Atrium Center.

        As of December 27, 2004, we anticipate making certain building improvements in 2005 totaling approximately $442,000. These improvements include a roof replacement at Blankenbaker Business Center II, estimated to cost $143,000, common area renovations at Atrium Center and Springs Medical Office Center, estimated to cost $180,000, HVAC replacements at Atrium Center, Blankenbaker Business Center II, Sears Office Center, Springs Medical Office Center and Springs Office Center, estimated to cost $88,000, restroom renovations at Atrium Center and Springs Office Center, estimated to cost $24,000, and tenant signage replacements at Springs Medical Office Center, estimated to cost $7,000.

        In July 2004, the sole tenant at Sears Office Center, whose lease expires July 15, 2005, notified us of its intention to vacate its space in July 2005. The tenant occupies 66,905 square feet at an annual rate of $11.99 per square foot. This will result in an annual loss of approximately $785,000, or 8%, of 2004‘s total revenues. There may be significant demands on future liquidity as a result of this vacancy. Approximately $1,760,000 may be needed to refinish the vacated space and locate a new tenant.

        In August 2004, we signed a lease renewal and expansion agreement with a significant tenant at Springs Office Center. As part of the lease renewal and expansion, the tenant will be expanding into an additional 4,502 square feet and approximately $750,000 in tenant improvements will be required. As of December 27, 2004, no costs have been incurred for these tenant improvements.

        As of January 12, 2005, we signed a lease renewal agreement with the sole tenant at Blankenbaker Business Center 1B. As part of the lease renewal, approximately $1,621,000 in tenant improvements will be required. These improvements include HVAC replacements, ceiling tile replacements, new computer cabling, parking lot renovations, restroom renovations, courtyard renovations, a new visitor entrance, monument signage, exterior window modifications, sewer system repairs, design fees and tenant improvements.

        In January 2005, the sole tenant at Anthem Office Center, whose lease expires August 31, 2005, notified us of its intention to vacate its space in August 2005. The tenant occupies 84,717 square feet at an annual rate of $9.57 per square foot. This will result in an annual loss of approximately $811,000, or 9%, of 2004‘s total revenues. There may be significant demands on future liquidity as a result of this vacancy. Approximately $1,830,000 will be needed to refinish the vacated space and locate a new tenant.

        As of February 7, 2005, we signed a lease renewal agreement with the sole tenant at Outlets Mall. As part of the lease renewal, we agreed to replace the roof on the existing building. This is estimated to cost us approximately $330,000.

        In February 2005, we signed a lease renewal and expansion agreement with a significant tenant at Blankenbaker Business Center II. As part of the lease renewal and expansion, the tenant will be expanding into an additional 19,530 square feet and approximately $1,000,000 in tenant improvements will be required.

        We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available. We have no other material commitments for renovations or capital improvements as of December 27, 2004.

Blankenbaker Business
Results of Operations

        This section describes our results of operations for Blankenbaker Business Center 1A (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. We owned one commercial property. We generate almost all of our net operating income from property operations.

        Net income for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was approximately $247,000, $280,000 and $306,000, respectively. The changes in net income are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto.

                                                Period Ended                Years Ended
                                                December 27,                December 31,
                                              -----------------  -----------------------------------
                                                    2004               2003              2002
                                              -----------------  ----------------- -----------------
Total revenues                              $        949,011   $        949,011  $         951,763
Operating expenses and operating expenses
 - affiliated                                        188,217            164,127            153,006
Depreciation and amortization                        296,039            213,040            207,852
Total interest expense                               107,697            131,736            176,836
Net income                                           247,498            280,014            306,111

        During our most recent operating period net revenues have remained relatively stable. Operating expenses and operating expenses – affiliated have increased primarily due to an increase in prepaid leasing commissions amortization as the result of the sole tenant renewing their expiring lease in January 2005. Depreciation and amortization has also increased as the result of a change in estimate, by management, of the useful lives of the leasehold improvements of the sole tenant at Blankenbaker Business Center 1A. The leasehold improvements became fully depreciated at December 27, 2004 as the result of the sole tenant renewing their expiring lease in January 2005. Interest expense has decreased primarily due to continued principal payments made on the mortgage. The mortgage was repaid in full in December 2004 in relation to the merger with NTS Realty. Our net income has decreased primarily as the result of increased operating costs and depreciation and amortization.

        Rental income and tenant reimbursements generated by our property were as follows:

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                              -----------------  ------------------------------------
                                                    2004               2003               2002
                                              -----------------  -----------------  -----------------
Blankenbaker Business Center 1A             $          949,011 $          949,011 $         951,763

        The occupancy levels at our property were as follows:

                                                December 27,                December 31,
                                              -----------------  ------------------------------------
                                                    2004               2003               2002
                                              -----------------  -----------------  -----------------
Blankenbaker Business Center 1A                     100%               100%               100%

        The average occupancy levels at our property were as follows:

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                              -----------------  ------------------------------------
                                                    2004               2003               2002
                                              -----------------  -----------------  -----------------
Blankenbaker Business Center 1A                     100%               100%               100%

        The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 were approximately $949,000, $949,000, and $952,000, respectively. There was no change between the year ended December 31, 2003 to the period ended December 27, 2004 and the decrease of approximately $3,000 from the year ended December 31, 2002 to the year ended December 31, 2003 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $143,000 and $121,000, respectively. The increase of approximately $22,000, or 18%, was primarily due to an increase in prepaid leasing commissions amortization as the result of the sole tenant renewing their expiring lease in January 2005. The lease commissions were fully amortized as of December 27, 2004. The increase can also be attributed to an increase in income tax expense, partially offset by a decrease in repairs and maintenance expense.

        Operating expenses for the years ended December 31, 2003 and 2002 were approximately $121,000 and $115,000, respectively. The increase of approximately $6,000, or 5%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses — affiliated for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $46,000 and $43,000, respectively. The increase of approximately $3,000, or 7%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses — affiliated for the years ended December 31, 2003 and 2002 were approximately $43,000 and $38,000, respectively. The increase of approximately $5,000, or 13%, was a result of changes in personnel costs.

        Operating expenses – affiliated are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $296,000 and $213,000, respectively. The increase of approximately $83,000, or 39%, was primarily due to a change in estimate, by management, of the useful lives of the tenant improvements of the sole tenant at Blankenbaker Business Center 1A. The tenant improvements became fully depreciated at December 27, 2004 as the result of the sole tenant renewing its expiring lease in January 2005.

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was approximately $213,000 and $208,000, respectively. The increase of approximately $5,000, or 2%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

Interest Expense

        Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $108,000 and $132,000, respectively. The decrease of approximately $24,000, or 18%, was primarily due to continued principal payments made on the mortgage in 2004. The mortgage was paid in full in December 2004 in relation to the merger with NTS Realty.

        Interest expense for the year ended December 31, 2003 and 2002 was approximately $132,000 and $177,000, respectively. The decrease of approximately $45,000, or 25%, was primarily due to continued principal payments made on the mortgage in 2003.

Loss on Disposal of Assets

        The 2003 loss on disposal of assets can be attributed to the retirement of the roof at Blankenbaker Business Center 1A. The loss represents the cost to retire assets, which were not fully depreciated at the time of replacement.

Liquidity and Capital Resources

        The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002.

                                                            Period Ended                 Years Ended
                                                            December 27,                December 31,
                                                         -----------------  ------------------------------------
                                                               2004               2003               2002
                                                         -----------------  -----------------  -----------------
Operating activities                                   $         951,226  $         571,137  $          514,316
Investing activities                                             (26,379)          (155,022)            (13,991)
Financing activities                                            (656,433)          (425,093)           (516,493)
                                                         -----------------  -----------------  -----------------

     Net increase (decrease) in cash and equivalents   $         268,414  $          (8,978) $          (16,168)
                                                         =================  =================  =================

Cash Flow from Operating Activities

        Net cash provided by operating activities increased from approximately $571,000 for the year ended December 31, 2003 to approximately $951,000 for the period ended December 27, 2004, primarily due to cash generated by operating results.

        Net cash provided by operating activities increased from approximately $514,000 for the year ended December 31, 2002 to approximately $571,000 for the year ended December 31, 2003, primarily due to the change in accounts payable, partially offset by decreased net income from operations.

Cash Flow from Investing Activities

        Net cash used in investing activities decreased from approximately $155,000 for the year ended December 31, 2003 to approximately $26,000 for the period ended December 27, 2004, primarily due to decreased capital expenditures as the result of replacing the roof in 2003.

        Net cash used in investing activities increased from approximately $14,000 for the year ended December 31, 2002 to approximately $155,000 for the year ended December 31, 2003, primarily due to increased capital expenditures as the result of replacing the roof in 2003.

Cash Flow from Financing Activities

        Net cash used in financing activities increased from approximately $425,000 for the year ended December 31, 2003 to approximately $656,000 for the period ended December 27, 2004, primarily due to the payoff of the mortgages as a result of the merger with NTS Realty.

        Net cash used in financing activities decreased from approximately $516,000 for the year ended December 31, 2002 to approximately $425,000 for the year ended December 31, 2003, primarily due to capital contributions received in 2003 from NTS Properties IV, NTS Properties VII, Ltd. and ORIG, LLC, partially offset by continued principal payments made on the mortgage.

Future Liquidity

        We believe the current occupancy level is considered adequate to fund the operations of our property. However, our future liquidity depends significantly on our property’s occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

        Currently, our plans for renovations and other major capital expenditures include tenant improvements at our commercial property as required by lease negotiations. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal.

        As of January 12, 2005, we signed a lease renewal agreement with the sole tenant of our commercial building. As part of the lease renewal, approximately $2,703,000 in tenant improvements will be required. These improvements include HVAC replacements, courtyard, restroom, parking lot and loading dock renovations, ceiling tile replacements, new computer cabling, new visitor entrance, cafeteria relocation, monument signage, exterior window modifications, sewer system repairs, and design fees.

        The demands of liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our property. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

        We had no other material commitments for renovations or capital expenditures as of December 27, 2004.

Cautionary Statements

        Each of the forgoing discussions regarding liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

•	our ability to achieve planned revenues;

•	our ability to control expenses relative to fluctuating revenues;

•	our ability to make payments due under our debt agreements;

•	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

•	competitive pressures from other real estate companies, including large commercial and multifamily real estate companies, which may affect the nature and viability of our business strategy;

•	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

•	our ability to predict the demand for specific rental properties;

•	our ability to attract and retain tenants;

•	availability and costs of management and labor employed;

•	real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

•	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

•	the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure with regard to financial instruments is our exposure to changes in interest rates. We refinanced substantially all of our debt at the time of our merger with instruments which bear interest at a fixed rate with the exception of an approximately $14.0 million mortgage. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $5,100,000 decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $290,000 annually.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NTS Realty Holdings Limited Partnership:

        We have audited the accompanying balance sheets of NTS Realty Holdings Limited Partnership (the Company) as of December 31, 2004 and January 15, 2004 and the related statements of operations, partners’ equity and cash flows for the year ended December 31, 2004. We have also audited the accompanying balance sheets of NTS-Properties III, NTS-Properties IV, NTS-Properties V, A Maryland Limited Partnership, NTS-Properties VI, A Maryland Limited Partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture (collectively, Predecessors to the Company) as of December 31, 2003 and the related statements of operations, partners’ equity and cash flows for the period from January 1, 2004 through December 27, 2004 and for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Realty Holdings Limited Partnership at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 and the financial position of NTS-Properties III, NTS-Properties IV, NTS-Properties V, A Maryland Limited Partnership, NTS-Properties VI, A Maryland Limited Partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture as of December 31, 2003 and the results of their operations and their cash flows for the period from January 1, 2004 through December 27, 2004 and for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 30, 2005

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
BALANCE SHEETS
AS OF DECEMBER 31 AND JANUARY 15, 2004

                                                             December 31, 2004             January 15, 2004
                                                         ---------------------------   --------------------------
ASSETS
    Cash and equivalents                               $                2,573,855    $                      100
    Cash and equivalents - restricted                                     313,255                             -
    Accounts receivable, net of allowance for doubtful
      accounts of $125,485 at December 31, 2004                         1,609,802                             -
    Land, buildings and amenities, net                                156,243,048                             -
    Other assets                                                        5,807,464                             -
                                                         ---------------------------   --------------------------

    TOTAL ASSETS                                       $              166,547,424    $                      100
                                                         ===========================   ==========================

LIABILITIES AND PARTNERS' EQUITY
    Mortgages and notes payable                        $              112,799,938    $                        -
    Accounts payable and accrued expenses                               2,588,663                             -
    Accounts payable and accrued expenses - affiliate                     177,879                             -
    Security deposits                                                     676,665                             -
    Other liabilities                                                     774,294                             -
                                                         ---------------------------   --------------------------

    TOTAL LIABILITIES                                                 117,017,439                             -

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' EQUITY                                                       49,529,985                           100
                                                         ---------------------------   --------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $              166,547,424    $                      100
                                                         ===========================   ==========================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ BALANCE SHEETS
DECEMBER 31, 2003

                                     NTS        NTS         NTS        NTS         NTS        NTS
                                 Properties  Properties Properties  Properties Properties   Private
                                     III         IV          V          VI         VII       Group      BBC 1A
                                 ---------------------------------------------------------------------------------
ASSETS
   Cash and equivalents         $    180,911    298,240     191,321    125,342     263,655    440,049      33,977
   Cash and equivalents
    - restricted                       9,233     47,101     363,643    245,599      26,625     80,064       7,914
   Accounts receivable, net          804,027    171,432     576,113    132,859       4,577    716,510      67,907
   Land, buildings and
    amenities, net                 9,118,287  5,847,221  20,360,408 40,446,437   7,091,886 35,115,339   3,014,838
   Other assets                      347,164  1,198,424     893,961  1,203,286     789,567  1,366,956      69,302
   Investments                             -     92,601           -          -      46,021          -           -
                                 ---------------------------------------------------------------------------------

   TOTAL ASSETS                 $ 10,459,622  7,655,019  22,385,446 42,153,523   8,222,331 37,718,918   3,193,938
                                 =================================================================================

LIABILITIES AND PARTNERS'
    EQUITY
   Mortgages and notes payable  $  6,309,037  3,180,515  13,614,792 31,872,038   3,339,017 36,599,920   1,186,699
   Accounts payable and
    accrued expenses                 291,500    246,940     725,261    615,661     184,617    596,279      15,322
   Accounts payable and
    accrued expenses
     - affiliate                           -          -     294,771    206,789           -          -           -
   Security deposits                 143,292     28,663     210,252    239,429      26,700    212,398           -
   Other liabilities                  34,246     75,422     192,601    541,677      22,572    168,120      48,837
                                 ---------------------------------------------------------------------------------

   TOTAL LIABILITIES               6,778,075  3,531,540  15,037,677 33,475,594   3,572,906 37,576,717   1,250,858

COMMITMENTS AND CONTINGENCIES
 (NOTE 11)

MINORITY INTEREST                          -          -   1,015,947          -           -          -           -
                                 ---------------------------------------------------------------------------------

PARTNERS' EQUITY                   3,681,547  4,123,479   6,331,822  8,677,929   4,649,425    142,201   1,943,080
                                 ---------------------------------------------------------------------------------

TOTAL LIABILITIES AND
PARTNERS' EQUITY                $ 10,459,622  7,655,019  22,385,446 42,153,523   8,222,331 37,718,918   3,193,938
                                 =================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                         2004
                                                                  ----------------------
REVENUES
     Rental income                                              $                    -
     Tenant reimbursements                                                           -
                                                                  ----------------------

     TOTAL REVENUES                                                                  -

                                                                  ----------------------

EXPENSES
     Professional and administrative expenses                                  312,027
     Professional and administrative expenses - affiliated                       2,543
                                                                  ----------------------

     TOTAL OPERATING EXPENSES                                                  314,570
                                                                  ----------------------

OPERATING LOSS                                                                (314,570)

     Interest and other income                                                   2,978
     Interest expense                                                          (61,689)
     Settlement charge                                                      (2,896,259)
                                                                  ----------------------

     Net loss                                                   $           (3,269,540)
                                                                  =======================

     Net loss allocated to limited partners                     $           (3,064,291)
                                                                  =======================

     Net loss per limited partnership unit                      $                (0.29)
                                                                  =======================

     Number of limited partnership units                                    10,667,117
                                                                  =======================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004

                                      NTS         NTS         NTS         NTS         NTS        NTS
                                  Properties   Properties  Properties  Properties Properties   Private
                                      III          IV          V           VI         VII       Group      BBC 1A
                                 ------------------------------------------------------------------------------------
REVENUES
   Rental income                $   3,456,002    2,064,585  3,831,453   10,801,371 1,571,552    8,768,235   752,787
   Tenant reimbursements              355,006      170,362  1,156,227        1,611         -      505,334   196,224
                                 ------------------------------------------------------------------------------------

   TOTAL REVENUES                   3,811,008    2,234,947  4,987,680   10,802,982 1,571,552    9,273,569   949,011
                                 ------------------------------------------------------------------------------------

EXPENSES
   Operating expenses                 861,730      494,648  1,590,944    3,217,277   394,960    1,688,990   142,697
   Operating expenses
    - affiliated                      332,761      473,634    629,365    1,621,749   283,481      746,192    45,520
   Management fees                    181,963      125,242    276,476      549,901    79,390      559,082    56,946
   Real estate taxes                  207,702      118,737    541,946      591,783    79,119      401,254    52,710
   Professional and
    administrative expenses           384,710      618,122    844,973    1,029,137   358,214      158,374         -
   Professional and
    administrative expenses
    - affiliated                      155,872      166,250    212,127      432,158   142,424            -         -
   Depreciation and amortization    1,051,918      488,462  1,323,426    2,663,614   408,391    2,007,353   296,039
                                 ------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES         3,176,656    2,485,095  5,419,257   10,105,619 1,745,979    5,561,245   593,912
                                 ------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)            634,352     (250,148)  (431,577)     697,363  (174,427)   3,712,324   355,099

   Interest and other income          217,175      211,508    374,782      748,531    30,591       22,757        96
   Interest expense                (1,104,216)    (552,637)(2,080,950)  (3,381,358) (264,931)  (5,855,434) (107,697)
   Loss on disposal of assets          (1,261)     (12,200)    (6,181)     (14,404)   (1,700)     (38,706)        -
   (Loss) income from
     investment in
     joint ventures                         -      (36,923)                      -    77,565            -         -
                                 ------------------------------------------------------------------------------------

  (Loss) income before
    minority interest                (253,950)    (640,400)(2,143,926)  (1,949,868) (332,902)  (2,159,059)   247,498
   Minority interest                        -            -   (212,619)      35,561         -            -         -
                                 ------------------------------------------------------------------------------------

   Net (loss) income            $    (253,950)    (640,400)(1,931,307)  (1,985,429) (332,902)  (2,159,059)  247,498
                                 ====================================================================================

   Net loss allocated to the
     limited partners           $    (204,535)    (633,996)(1,911,994)  (1,965,575) (329,573)
                                 =============================================================

   Net loss per limited
     partnership unit           $      (16.27)      (26.30)    (62.65)      (50.54)    (0.60)
                                 =============================================================

   Weighted average number of
     limited partnership units         12,570       24,109     30,521       38,889   552,236
                                 =============================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

                                      NTS        NTS        NTS          NTS         NTS        NTS
                                  Properties Properties  Properties  Properties  Properties   Private
                                      III        IV          V           VI          VII       Group      BBC 1A
                                  ----------------------------------------------------------------------------------
REVENUES
   Rental income                 $  3,396,583 2,412,791    3,970,342   10,837,063 1,637,858    8,754,844   752,787
   Tenant reimbursements              367,297   180,238    1,110,788        2,743         -      514,590   196,224
                                  ----------------------------------------------------------------------------------

   TOTAL REVENUES                   3,763,880 2,593,029    5,081,130   10,839,806 1,637,858    9,269,434   949,011
                                  ----------------------------------------------------------------------------------

EXPENSES
   Operating expenses                 842,779   500,182    1,435,268    2,941,389   406,138    1,459,097   121,034
   Operating expenses
    - affiliated                      298,986   373,914      572,350    1,500,956   264,324      649,846    43,093
   Management fees                    179,651   145,239      286,176      548,558    82,176      556,157    56,960
   Real estate taxes                  206,470   115,806      508,053    1,057,245    78,054      405,145    51,938
   Professional and
    administrative expenses           305,687   390,396      660,988      763,430   277,924      116,016         -
   Professional and
    administrative expenses
    - affiliated                      143,346   146,608      186,979      394,841   131,572            -         -
   Depreciation and amortization    1,096,104   509,915    1,242,694    2,620,136   407,690    1,916,497   213,040
                                  ----------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES         3,073,023 2,182,060    4,892,508    9,826,555 1,647,878    5,102,758   486,065
                                  ----------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)            690,857   410,969      188,622    1,013,251   (10,020)   4,166,676   462,946

   Interest and other income           17,596     7,894      126,934      132,071     6,707       73,164       317
   Interest expense                  (433,874) (263,897)    (977,126)  (2,513,893) (254,763)  (2,942,574) (131,736)
   Loss on disposal of assets          (6,435)  (16,895)      (5,784)    (103,506)        -     (119,773)  (51,513)
   Income from investment in
    joint ventures                          -   119,295            -            -    87,757            -         -
                                  ----------------------------------------------------------------------------------

   Income (loss) before
     minority interest                268,144   257,366     (667,354)  (1,472,077) (170,319)   1,177,493   280,014
   Minority interest                        -         -       (5,090)      35,228         -            -         -
                                  ----------------------------------------------------------------------------------

   Net income (loss)             $    268,144   257,366     (662,264)  (1,507,305) (170,319)   1,177,493   280,014
                                  ==================================================================================

   Net income (loss) allocated
    to the limited partners      $    312,826   254,792     (655,641)  (1,492,232) (168,616)
                                  ===========================================================

   Net income (loss) per limited
    partnership unit             $      24.89     10.57       (21.48)      (38.37)    (0.31)
                                  ===========================================================

   Weighted average number of
     limited partnership units         12,570    24,109       30,521       38,889   552,236
                                  ===========================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                      NTS        NTS        NTS          NTS         NTS        NTS
                                  Properties Properties  Properties  Properties  Properties   Private
                                      III        IV          V           VI          VII       Group      BBC 1A
                                  ----------------------------------------------------------------------------------
REVENUES
   Rental income                 $ 3,518,484  2,204,548    3,894,447   10,603,305 1,515,528    9,525,048   752,787
   Tenant reimbursements             358,797    178,957    1,112,148        7,284         -      518,185   198,976
                                  ----------------------------------------------------------------------------------

   TOTAL REVENUES                  3,877,281  2,383,505    5,006,595   10,610,589 1,515,528   10,043,233   951,763
                                  ----------------------------------------------------------------------------------

EXPENSES
   Operating expenses                845,350    557,689    1,467,950    2,882,559   418,331    1,479,305   114,999
   Operating expenses
    - affiliated                     318,376    414,429      675,184    1,594,783   266,307      731,667    38,007
   Management fees                   188,331    135,082      283,677      546,539    77,413      588,510    57,133
   Real estate taxes                 206,035    122,565      515,924      883,396    84,039      404,283    51,281
   Professional and
    administrative expenses          118,507    154,049      233,440      279,351   100,183            -         -
   Professional and
    administrative expenses
    - affiliated                     137,511    143,715      167,824      390,127   115,224            -         -
   Depreciation and amortization   1,176,574    500,548    1,339,126    2,801,218   501,168    1,844,041   207,852
                                  ----------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES        2,990,684  2,028,077    4,683,125    9,377,973 1,562,665    5,047,806   469,272
                                  ----------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)           886,597    355,428      323,470    1,232,616   (47,137)   4,995,427   482,491

   Interest and other income          21,518      7,963       27,554       21,219     7,753       69,687       456
   Interest income - affiliated            -          -            -            -         -      143,176         -
   Interest expense                 (495,940)  (312,205)  (1,039,498)  (2,578,183) (266,573)  (3,119,435) (176,836)
   Interest expense - affiliated           -          -            -            -         -     (155,583)        -
   Loss on disposal of assets         (4,589)   (50,770)     (69,972)      (5,041)   (1,674)        (432)        -
   Income from investment in
    joint ventures                         -     81,502            -            -    95,935            -         -
                                  ----------------------------------------------------------------------------------

   Income (loss) before
    minority interest                407,586     81,918     (758,446)  (1,329,389) (211,696)   1,932,840   306,111
   Minority interest                       -          -      (74,459)      37,145         -            -         -
                                  ----------------------------------------------------------------------------------

   Net income (loss)             $   407,586     81,918     (683,987)  (1,366,534) (211,696)   1,932,840   306,111
                                  ==================================================================================

   Net income (loss) allocated
     to the limited partners     $   456,133     81,099     (677,147)  (1,352,869) (209,579)
                                  ===========================================================

   Net income (loss) per limited
     partnership unit            $     36.29       3.36       (22.19)      (34.79)    (0.38)
                                  ===========================================================

   Weighted average number of
     limited partnership units        12,570     24,109       30,521       38,889   552,236
                                  ===========================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                    2004
                                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $              (3,269,540)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Settlement charge                                                                   2,896,259
    Changes in assets and liabilities:
      Other assets                                                                       (182,326)
      Accounts payable and accrued expenses                                               477,090
      Accounts payable and accrued expenses - affiliate                                       386
                                                                         ----------------------------

    Net cash used in operating activities                                                 (78,131)
                                                                         ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                            -
                                                                         ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from refinancing mortgages and notes payable                             104,921,350
    Principal payments on mortgages and notes payable                                    (950,000)
    Advances to refinance predecessors' mortgages and notes payable                   (89,172,270)
    Payoff to refinance mortgages and notes payable                                   (13,563,968)
    Cash contributed via merger                                                         2,514,062
    Additions to loan costs                                                            (1,097,288)
                                                                         ----------------------------

    Net cash provided by financing activities                                           2,651,886
                                                                         ----------------------------

    Net increase in cash and equivalents                                                2,573,755
                                                                         ----------------------------

CASH AND EQUIVALENTS, beginning of period                                                     100
                                                                         ----------------------------

CASH AND EQUIVALENTS, end of period                                     $               2,573,855
                                                                         ============================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004

                                           NTS        NTS         NTS        NTS         NTS          NTS
                                        Properties Properties Properties  Properties  Properties    Private
                                           III         IV          V          VI         VII         Group     BBC 1A
                                       ---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                     $  (253,950)  (640,400)  (1,931,307)(1,985,429)    (332,902) (2,159,059)  247,498
Adjustments to reconcile net (loss)
 income to net cash provided by
 (used in) operating activities:
  Provision for doubtful accounts          14,666      3,390      117,824     97,456       12,417     153,854         -
  Write-off of uncollectible accounts
   receivable                              (2,092)    (8,833)      (7,522)  (110,406)     (14,777)   (16,217)         -
  Loss on disposal of assets                1,261     12,200        6,181     14,404        1,700      38,706         -
  Depreciation and amortization         1,166,345    514,538    1,546,043  2,717,934      411,252   2,279,668   361,383
  Write-off of loan costs                  47,647     16,336      130,853    261,355       24,449     214,464     1,652
  Income (loss) from investment in
   joint ventures                               -     36,923            -          -      (77,565)          -         -
  Minority interest (loss) income               -          -     (212,619)    35,561            -           -         -
  Yield maintenance premiums              693,160    327,590    1,005,521    778,458            -   3,011,814    18,419
  Changes in assets and liabilities:
    Cash and equivalents - restricted       9,233     26,207      340,199     12,294         (525)     70,815      (547)
    Accounts receivable                  (217,246)    17,680     (171,477)   113,615        5,549      (8,812)   20,749
    Other assets                          (75,421)    (5,815)     (75,173)   (33,758)       3,700    (215,603)    1,279
    Accounts payable and accrued
     expenses                            (120,351)   136,722       76,701     28,809      (45,410)   (234,145)   (7,403)
    Accounts payable and accrued
     expenses - affiliate                  15,256     (9,081)    (345,514)  (134,600)     (79,407)     34,521   304,168
    Security deposits                       5,590     (2,950)      20,060      5,630            -     (29,801)        -
    Other liabilities                         646     26,663      (36,423)  (135,670)       1,128      16,511     4,028
                                       ---------------------------------------------------------------------------------
  Net cash provided by (used in)
   operating activities                1,284,744     451,170      463,347  1,665,653      (90,391)  3,156,716   951,226
                                       ---------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to land, buildings and
   amenities                             (189,422)  (120,395)    (443,645)   (719,744)    (13,846)   (857,672)  (26,379)
  Proceeds from sales of land,
   buildings and amenities                      -          -            -           -           -      20,003         -
  Investment in and advances (to)
   from joint ventures                          -    132,483            -           -     113,930           -         -
  Minority interest                             -          -       26,295     (51,086)          -           -         -
                                       ---------------------------------------------------------------------------------
  Net cash (used in) provided
   by investing activities               (189,422)    12,088     (417,350)   (770,830)    100,084    (837,669)  (26,379)
                                       ---------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages and notes
   payable                                      -          -      396,653      19,216           -     400,000         -
  Principal payments on mortgages
   and notes payable                     (442,192)  (579,588)  (1,262,240) (2,216,594)   (160,840) (2,786,019) (595,096)
  Refinancing / loan payoff            (6,560,005)(2,928,517) (13,754,726)(27,532,038) (3,178,177)(31,318,207) (610,022)
  Advance from NTS Realty               6,581,327  2,941,532   14,701,488  29,371,242   3,251,759  31,412,706   912,217
  Cash distributions                            -          -            -           -           -  (1,114,100) (363,532)
  Cash contributions                            -          -            -           -           -     902,000         -
  Additions to loan costs                  (1,975)         -       (3,116)          -           -           -         -
                                       ---------------------------------------------------------------------------------
  Net cash provided by (used in)
   financing activities                  (422,845)  (566,573)      78,059    (358,174)    (87,258) (2,503,620)  (656,433)
                                       ---------------------------------------------------------------------------------
  Net increase (decrease) in cash
   and equivalents                        672,477   (103,315)     124,056     536,649     (77,565)   (184,573)   268,414
CASH AND EQUIVALENTS, beginning
  of period                               180,911    298,240      191,321     125,342     263,655     440,049     33,977
                                       ----------------------------------------------------------------------------------
CASH AND EQUIVALENTS, end of period   $   853,388    194,925      315,377     661,991     186,090     255,476    302,391
                                       ==================================================================================
Interest and yield maintenance
  premiums paid on a cash basis       $ 1,074,532    549,616    1,972,669   3,196,545     249,083   5,740,666     98,555
                                       ==================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

                                             NTS        NTS          NTS         NTS          NTS       NTS
                                         Properties  Properties  Properties   Properties  Properties  Private
                                             III         IV           V           VI          VII      Group    BBC 1A
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $    268,144    257,366    (662,264) (1,507,305)  (170,319) 1,177,493   280,014
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Loss on disposal of assets                   6,435     16,895       5,784     103,506          -    119,773    51,513
  Depreciation and amortization            1,208,522    553,353   1,459,207   2,672,111    410,811  2,192,063   252,493
  Loss from investment in joint
   ventures                                        -   (119,295)          -           -    (87,757)         -         -
  Minority interest (loss) income                  -          -      (5,090)     35,228          -          -         -
  Changes in assets and liabilities:
    Cash and equivalents
     - restricted                             (3,155)   (20,351)   (289,041)     (8,190)     2,150    134,949    (4,251)
    Accounts receivable                     (172,790)   (48,020)   (243,834)    (98,745)       (45)    28,734   (16,777)
    Other assets                            (142,517)     3,487    (250,302)     (4,996)     3,991    (86,591)    4,155
    Accounts payable and accrued
     expenses                                163,477    142,294     456,321       1,114    136,034     34,737     6,282
    Accounts payable and accrued
     expenses - affiliate                          -          -     294,771     206,789          -          -         -
    Security deposits                        (13,966)    (2,968)     45,545      12,836     (2,075)    17,259         -
    Other liabilities                        (64,969)   (11,027)    (12,470)    106,371    (18,338)   (26,643)   (2,292)
                                         -------------------------------------------------------------------------------
  Net cash provided by operating
   activities                               1,249,181    771,734     798,627   1,518,719    274,452  3,591,774   571,137
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to land, buildings and
   amenities                                (469,668)  (118,173)   (847,587)   (724,970)  (200,794)(1,183,840) (155,022)
  Proceeds from sales of land, buildings
   and amenities                                   -      2,781       3,123           -        797          -         -
  Notes receivable - affiliate                     -          -           -           -          -  6,161,241         -
  Investment in and advances (to)
   from joint ventures                             -     41,098           -           -    (38,132)         -         -
  Minority interest                                -          -     (14,073)    (62,831)         -          -         -
                                         -------------------------------------------------------------------------------
  Net cash (used in) provided by
   investing activities                     (469,668)   (74,294)   (858,537)   (787,801)  (238,129) 4,977,401  (155,022)
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages and notes
   payable                                         -          -   3,098,101     400,000          -    152,928         -
  Principal payments on mortgages
   and notes payable                        (987,051)  (604,929) (3,000,679) (2,064,390)  (155,201)(3,022,310) (546,767)
  Notes payable - affiliate                        -          -           -           -          - (6,664,748)        -
  Cash distributions                               -          -           -           -          -   (377,000)   (6,636)
  Cash contributions                               -          -           -           -          -  1,351,369   128,310
  Additions to loan costs                          -          -     (81,992)          -          -       (989)        -
                                         -------------------------------------------------------------------------------
  Net cash (used in) provided by
   financing activities                     (987,051)  (604,929)     15,430  (1,664,390)  (155,201)(8,560,750) (425,093)
                                         -------------------------------------------------------------------------------
  Net (decrease) increase in cash
   and equivalents                          (207,538)    92,511     (44,480)   (933,472)  (118,878)     8,425    (8,978)
CASH AND EQUIVALENTS, beginning
 of period                                   388,449    205,729     235,801   1,058,814    382,533    431,624    42,955
                                         -------------------------------------------------------------------------------
CASH AND EQUIVALENTS, end of period     $    180,911    298,240     191,321     125,342    263,655    440,049    33,977
                                         ===============================================================================
Interest paid on a cash basis           $    433,073    260,306     920,073   2,478,435    252,155  2,802,304   126,369
                                         ===============================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

                                             NTS         NTS          NTS         NTS         NTS         NTS
                                          Properties  Properties  Properties  Properties  Properties    Private
                                             III          IV         V          VI          VII        Group    BBC 1A
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $   407,586    81,918    (683,987)  (1,366,534)  (211,696) 1,932,840   306,111
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Loss on disposal of assets                  4,589    50,770      69,972        5,041      1,674        432         -
  Depreciation and amortization           1,298,636   541,934   1,575,006    2,870,049    504,289  2,125,666   247,306
  Loss from investment in joint ventures          -   (81,502)          -            -    (95,935)         -         -
  Minority interest (loss) income                 -         -     (74,459)      37,145          -          -         -
  Changes in assets and liabilities:
    Cash and equivalents - restricted        10,469     1,007      45,822      (19,503)    (5,207)    (7,669)    5,934
    Accounts receivable                    (111,786)   20,141     (94,579)      18,275     (3,359)   (40,032)    9,108
    Other assets                            (66,769)   (7,988)   (222,841)     (39,980)     5,780   (249,644)   (1,666)
    Accounts payable and
     accrued expenses                       (36,557)   (7,144)   (317,681)    (317,748)   (49,021)  (188,742)  (50,183)
    Security deposits                        15,334     1,700     (49,425)       3,060      5,400     10,915         -
    Other liabilities                        23,142    48,388      87,631      121,156     32,224     56,779    (2,294)
                                         -------------------------------------------------------------------------------
  Net cash provided by operating
   activities                             1,544,644   649,224     335,459    1,310,961    184,149  3,640,545   514,316
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to land, buildings and
   amenities                               (410,360) (249,080)   (732,892)    (265,559)   (72,080)  (266,208)  (13,991)
  Proceeds from sales of land,
   buildings and amenities                        -       498         559          539        364          -         -
  Notes receivable - affiliate                    -         -           -            -          -   (162,114)        -
  Investment in and advances (to)
   from joint ventures                            -   (86,312)          -            -      4,428          -         -
  Minority interest                               -         -     230,198      (52,152)         -          -         -
                                         -------------------------------------------------------------------------------
  Net cash used in investing activities    (410,360) (334,894)   (502,135)    (317,172)   (67,288)  (428,322)  (13,991)
                                         -------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages and notes
   payable                                        -         -     955,974    2,000,000          -     81,831         -
  Principal payments on mortgages
   and notes payable                     (1,100,827) (570,708) (1,231,420)  (1,937,954)  (165,560)(2,799,587) (502,363)
  Notes payable - affiliate                       -         -           -            -          -    554,901         -
  Cash distributions                              -         -           -            -          - (1,231,100)  (14,130)
  Cash contributions                              -         -           -            -          -          -         -
  Additions to loan costs                         -         -      (4,525)     (57,188)         -     (2,156)        -
                                         -------------------------------------------------------------------------------
  Net cash (used in) provided
   by financing activities               (1,100,827) (570,708)   (279,971)       4,858   (165,560)(3,396,111) (516,493)
                                        -------------------------------------------------------------------------------
  Net increase (decrease) in cash
   and equivalents                           33,457  (256,378)   (446,647)     998,647    (48,699)  (183,888)  (16,168)
CASH AND EQUIVALENTS, beginning
  of period                                 354,992   462,107     682,448       60,167    431,232    615,512    59,123
                                         -------------------------------------------------------------------------------
CASH AND EQUIVALENTS, end of period     $   388,449   205,729     235,801    1,058,814    382,533    431,624    42,955
                                         ===============================================================================
Interest paid on a cash basis           $   495,105   308,287     987,759    2,534,995    263,928  3,042,759   170,773
                                         ===============================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEAR ENDED DECEMBER 31, 2004

                                        General        Limited
                                        Partner        Partners        General          Limited
                                       Interests      Interests        Partner         Partners          Total
                                     -------------------------------------------------------------------------------
PARTNERS' EQUITY
Balances on January 1, 2004                       -              -$             -  $             - $            -

   Capital contribution on
    January 15, 2004                              -              -            100                -            100

   Net loss                                       -              -       (205,249)      (3,064,291)    (3,269,540)

   Non-cash settlement charge                     -              -        181,816        2,714,443      2,896,259

   Issuance of limited partnership
    units                                   714,491     10,667,117      3,132,721       46,770,445     49,903,166
                                     -------------------------------------------------------------------------------

Balances on December 31, 2004               714,491     10,667,117$     3,109,388  $    46,420,597 $   49,529,985
                                     ===============================================================================
(1)

For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NTS-Properties III

                                        Limited
                                       Partners'           Limited           General
                                       Interests          Partners           Partner          Total
                                    ----------------   ----------------  ---------------- ---------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2002                 12,570    $     3,334,101   $      (328,284) $    3,005,817

   Net income (loss)                             -            456,133           (48,547)        407,586
                                    ----------------   ----------------  ---------------- ---------------

Balances on December 31, 2002               12,570          3,790,234          (376,831)      3,413,403

   Net income (loss)                             -            312,826           (44,682)        268,144
                                    ----------------   ----------------  ---------------- ---------------

Balances on December 31, 2003               12,570          4,103,060          (421,513)      3,681,547

   Net loss                                      -           (204,535)          (49,415)       (253,950)

Merger into NTS Realty                     (12,570)        (3,898,525)          470,928      (3,427,597)
                                    ----------------   ----------------  ---------------- ---------------

Balances on December 27, 2004                    -    $             -   $             -  $            -
                                    ================   ================  ================ ===============

NTS-Properties IV

                                        Limited
                                       Partners'            Limited           General
                                       Interests           Partners           Partner           Total
                                    ----------------    ----------------  ---------------- ----------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2002                 24,109     $     3,995,123   $      (210,928) $     3,784,195

   Net income                                    -              81,099               819           81,918
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2002               24,109           4,076,222          (210,109)       3,866,113

   Net income                                    -             254,792             2,574          257,366
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2003               24,109           4,331,014          (207,535)       4,123,479

   Net loss                                      -            (633,996)           (6,404)        (640,400)

Merger into NTS Realty                     (24,109)         (3,697,018)          213,939       (3,483,079)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 27, 2004                    -     $             -   $             -  $             -
                                    ================    ================  ================ ================
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)

NTS-Properties V

                                        Limited
                                       Partners'            Limited           General
                                       Interests           Partners           Partner           Total
                                    ----------------    ----------------  ---------------- ----------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2002                 30,521     $     7,784,080   $      (106,007) $     7,678,073

   Net loss                                      -            (677,147)           (6,840)        (683,987)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2002               30,521           7,106,933          (112,847)       6,994,086

   Net loss                                      -            (655,641)           (6,623)        (662,264)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2003               30,521           6,451,292          (119,470)       6,331,822

   Net loss                                      -          (1,911,994)          (19,313)      (1,931,307)

Merger into NTS Realty                     (30,521)         (4,539,298)          138,783       (4,400,515)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 27, 2004                    -     $             -   $             -  $             -
                                    ================    ================  ================ ================

NTS-Properties VI

                                        Limited
                                       Partners'            Limited           General
                                       Interests           Partners           Partner           Total
                                    ----------------    ----------------  ---------------- ----------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2002                 38,889     $    11,766,941   $      (215,173) $    11,551,768

   Net loss                                      -          (1,352,869)          (13,665)      (1,366,534)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2002               38,889          10,414,072          (228,838)      10,185,234

   Net loss                                      -          (1,492,232)          (15,073)      (1,507,305)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2003               38,889           8,921,840          (243,911)       8,677,929

   Net loss                                      -          (1,965,575)          (19,854)      (1,985,429)

Merger into NTS Realty                     (38,889)         (6,956,265)          263,765       (6,692,500)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 27, 2004                    -     $             -   $             -  $             -
                                    ================    ================  ================ ================
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)

NTS-Properties VII

                                        Limited
                                       Partners'            Limited           General
                                       Interests           Partners           Partner           Total
                                    ----------------    ----------------  ---------------- ----------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2002                552,236     $     5,086,022   $       (54,582) $     5,031,440

   Net loss                                      -            (209,579)           (2,117)        (211,696)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2002              552,236           4,876,443           (56,699)       4,819,744

   Net loss                                      -            (168,616)           (1,703)        (170,319)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 31, 2003              552,236           4,707,827           (58,402)       4,649,425

   Net loss                                      -            (329,573)           (3,329)        (332,902)

Merger into NTS Realty                    (552,236)         (4,378,254)           61,731       (4,316,523)
                                    ----------------    ----------------  ---------------- ----------------

Balances on December 27, 2004                    -     $             -   $             -  $             -
                                    ================    ================  ================ ================

NTS Private Group

                                                      Partners' Equity/(Deficit)
                                                      ---------------------------
Balance on January 1, 2002                           $        (2,216,746)

   Net income                                                  1,932,840

   Distributions                                              (1,231,100)
                                                      ---------------------------

Balance on December 31, 2002                                  (1,515,006)

   Contributions                                               1,351,369

   Net income                                                  1,177,493

   Distributions                                                (871,655)
                                                      ---------------------------

Balance on December 31, 2003                                     142,201

   Contributions                                                 902,000

   Net loss                                                   (2,159,059)

   Distributions                                              (1,114,100)
                                                      ---------------------------

Balance on December 27, 2004                         $        (2,228,958)
                                                      ===========================
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE PERIOD FROM JANUARY 1, 2004 TO DECEMBER 27, 2004
AND THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (CONTINUED)

Blankenbaker Business Center 1A

                                                           Partners' Equity
                                                      ---------------------------
Balance on January 1, 2002                           $         1,249,411

   Net income                                                    306,111

   Distributions                                                 (14,130)
                                                      ---------------------------

Balance on December 31, 2002                                   1,541,392

   Net income                                                    280,014

   Distributions                                                  (6,636)

   Capital contributions                                         128,310
                                                      ---------------------------

Balance on December 31, 2003                                   1,943,080

   Net income                                                    247,498

   Distributions                                                (363,532)

   Merger into NTS Realty                                     (1,827,046)
                                                      ---------------------------

Balance on December 27, 2004                         $                 -
                                                      ===========================
(1)

For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATMENTS

Note 1 – Organization

        NTS Realty Holdings Limited Partnership (“NTS Realty”), a newly formed limited partnership, was organized in the state of Delaware in 2003. Our registration statement on Form S-4 was made effective by the Securities and Exchange Commission (“SEC”) on October 27, 2004 with respect to a proposed merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”) registered under the Securities Exchange Act of 1934, along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. Certain litigation as described in Note — 9 Commitments and Contingencies was settled as a result of the merger. The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger. The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company (“ORIG”), affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.

        The Partnerships, NTS Private Group and Blankenbaker Business Center 1A are referred to as NTS Realty’s Predecessors (the “Predecessors”). NTS Realty did not have significant operations until the merger on December 28, 2004. All operations prior to that are for the Predecessors and are reflected as such in the accompanying Statements of Operations. The Predecessors’ operating results were substantially complete as of December 27, 2004 for the calendar year ended December 31, 2004, making the results for the period from January 1, 2004 to December 27, 2004 comparable to the years ended December 31, 2003 and 2002. No adjustments or reconciliations are necessary for comparability.

        In connection with the merger, we issued 11,381,608 limited partnership units to the former partners of the Partnerships and to ORIG.

        At the time of the merger, we refinanced approximately $94.0 million of debt on the properties contributed by the Partnerships and ORIG with approximately $104.0 million of new debt. Acquisition of the new debt required us to pay the yield maintenance premium on the refinanced debt, which totaled approximately $5.8 million.

        We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. Following the merger and contribution and as of December 31, 2004, we own thirty-two properties, comprised of: nine multifamily properties; nineteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (22) and Lexington (3), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (1), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,350 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

        The terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, one of the Partnerships or their interests in the properties and joint ventures listed below.

Note 2 – Significant Accounting Policies

A) Basis of Presentation

        The consolidated financial statements of NTS-Properties V and NTS-Properties VI include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The primary objectives of these interpretations are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.

        Our adoption of these provisions did not have any impact on our financial statements.

Minority Interest

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position No. FAS 150-3 was issued, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions of SFAS 150.

        NTS-Properties V and NTS-Properties VI consolidated certain properties that were also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary”. SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests for NTS-Properties V and NTS-Properties VI was approximately $3,147,000 and $555,000, respectively. This settlement value is based on estimated third party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. The affected joint ventures were merged and ceased to exist at the time of the merger with NTS Realty.

B) Properties and Joint Ventures

        NTS Realty succeeded the predecessor entities ownership of properties following the merger whereby all of the joint ventures were combined into NTS Realty and ceased to exist.

NTS-Properties III

        NTS-Properties III was a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner was NTS-Properties Associates, a Georgia limited partnership.

•	NTS Center, an office complex with approximately 116,200 net rentable square feet located in Louisville, Kentucky.

•	Plainview Center, an office complex with approximately 96,100 net rentable square feet located in Louisville, Kentucky.

•	Peachtree Corporate Center, a business park with approximately 191,300 net rentable square feet located in Atlanta, Georgia.

NTS-Properties IV

        NTS-Properties IV was a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner was NTS-Properties Associates IV, a Kentucky limited partnership.

•	Commonwealth Business Center Phase I, a business center with approximately 62,700 net rentable square feet in Louisville, Kentucky.

•	Plainview Point Office Center Phases I and II, an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky.

•	The Willows of Plainview Phase I, a 118-unit luxury apartment community in Louisville, Kentucky.

•	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

•	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

•	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

•	A 29.61% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

•	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I — a business center with approximately 103,800 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II — a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

NTS-Properties V

        NTS-Properties V, a Maryland limited partnership, was a limited partnership organized on April 30, 1984. The general partner was NTS-Properties Associates V, a Kentucky limited partnership.

•	Commonwealth Business Center Phase II, a business center with approximately 65,900 net rentable square feet located in Louisville, Kentucky.

•	A 90.30% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex located in Louisville, Kentucky.

•	An 81.19% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I — a business center with approximately 103,800 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II — a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III — a business center with approximately 38,900 net rentable square feet located in Fort Lauderdale, Florida.

NTS-Properties VI

        NTS-Properties VI, a Maryland limited partnership, was a limited partnership organized under the laws of the state of Maryland in December 1984. The general partner was NTS-Properties Associates VI, a Kentucky limited partnership.

•	Sabal Park Apartments, a 162-unit luxury apartment complex in Orlando, Florida.

•	Park Place Apartments Phase I, a 180-unit luxury apartment complex in Lexington, Kentucky.

•	Park Place Apartments Phase III, a 152-unit luxury apartment complex in Lexington, Kentucky.

•	Willow Lake Apartments, a 207-unit luxury apartment complex in Indianapolis, Indiana.

•	A 96.03% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment complex in Orlando, Florida.

•	A 95.04% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

NTS-Properties VII

        NTS-Properties VII, Ltd. was a limited partnership organized under the laws of the state of Florida in April 1987. The general partner was NTS-Properties Associates VII, a Kentucky limited partnership.

•	The Park at the Willows, a 48-unit luxury apartment complex in Louisville, Kentucky.

•	Park Place Apartments Phase II, a 132-unit luxury apartment complex in Lexington, Kentucky.

•	A 31.34% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

NTS Private Group

        NTS Private Group (the “Group”) was a group of partnerships and pass-through entities under the common ownership and control of Mr. Nichols. The Group included those properties that were contributed to ORIG as part of a restructuring and then to NTS Realty as part of the merger.

•	Anthem Office Center, an office building with approximately 84,700 net rentable square feet in Louisville, Kentucky.

•	Atrium Center, an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky.

•	Blankenbaker Business Center 1B, a business center with approximately 60,000 net rentable square feet in Louisville, Kentucky.

•	Blankenbaker Business Center II, a business center with approximately 74,700 net rentable square feet in Louisville, Kentucky.

•	Clarke American, a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.

•	Outlets Mall, a retail center with approximately 162,600 net rentable square feet in Louisville, Kentucky.

•	Sears Office Building, an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.

•	Springs Medical Office Center, an office center with approximately 97,700 net rentable square feet in Louisville, Kentucky.

•	Springs Office Center, an office center with approximately 125,300 net rentable square feet in Louisville, Kentucky.

•	Bed, Bath & Beyond, a retail company with approximately 35,000 net rentable square feet in Louisville, Kentucky.

•	Springs Station, a retail center with approximately 12,000 net rentable square feet in Louisville, Kentucky.

•	ITT Parking Lot, a ground lease relating to a 120-space parking lot located in Louisville, Kentucky.

Blankenbaker Business Center 1A

•	Blankenbaker Business Center Joint Venture owned Blankenbaker Business Center 1A, a business center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

C) Tax Status

        All of the Predecessors were treated as partnerships or pass-through entities for federal income tax purposes with the exception of one property in NTS Private Group which was owned by an individual. As such, no provisions for income taxes were made. The taxable income or loss was passed through to the holders of the partnership units or individual owner for inclusion on their individual income tax returns.

        A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

NTS-Properties III

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net (loss) income                           $         (253,950) $          268,144 $          407,586
Items handled differently for tax purposes:
  Depreciation and amortization                        416,078             335,800            485,293
  Prepaid rent and other capitalized costs            (133,545)           (247,562)          (109,335)
  Loss on disposal of assets                           (42,775)            (45,580)          (237,278)
  Allowance for doubtful accounts                       12,574                 828              1,781
  Merger costs                                         232,691             101,565                  -
  Other                                                (10,924)              7,634              2,633
                                             ------------------  -----------------  ------------------

Taxable income                              $          220,149  $          420,829 $          550,680
                                             =================   =================  ==================

NTS-Properties IV

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------                                             ---------------------------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net (loss) income                           $         (640,400) $          257,366 $           81,918
Items handled differently for tax purposes:
  Depreciation and amortization                        335,842             300,674            122,776
  Rental income                                         31,374              (5,359)            56,682
  Merger costs                                         444,677             184,679                  -
  Other                                                (17,835)           (110,555)           (31,237)

                                             ------------------  -----------------  ------------------

Taxable income                              $          153,658  $          626,805 $          230,139
                                             =================   =================  ==================

NTS-Properties V

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net loss                                    $       (1,931,307) $         (662,264)$        (683,987)
Items handled differently for tax purposes:
  Depreciation and amortization                         54,529              19,905              2,716
  Rental income                                         (9,050)            (24,313)           (27,140)
  Merger costs                                         559,085             236,455                  -
  Other                                                  1,267            (219,184)          (288,268)
                                             ------------------  -----------------  ------------------

Taxable loss                                $       (1,325,476) $         (649,401)$         (996,679)
                                             =================   =================  ==================

NTS-Properties VI

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net loss                                    $       (1,985,429) $       (1,507,305)$       (1,366,534)
Items handled differently for tax purposes:
  Depreciation and amortization                         14,337               6,491             32,336
  Loss on disposal of assets                           (63,918)           (100,037)            (4,412)
  Prepaid rent and other capitalized leasing
   costs                                                40,223              25,379             99,930
  Bad debt allowance                                   (12,637)              5,141              5,106
  Merger costs                                         715,540             302,746                  -
  Accrued expenses                                           -                   -             (2,000)
  Other                                                  3,416               4,206              4,140
                                             ------------------  -----------------  ------------------

Taxable loss                                $       (1,288,468) $       (1,263,379)$       (1,231,434)
                                             =================   =================  ==================

NTS-Properties VII

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net loss                                    $         (332,902) $         (170,319)$         (211,696)
Items handled differently for tax purposes:
  Depreciation and amortization                         59,190               5,085             88,113
  Prepaid rent and other capitalized leasing
   costs                                                 3,435             (22,335)            28,958
  Bad debt allowance                                    (2,360)             (4,148)             6,508
  Gain (loss) on disposal of assets                        612            (100,231)               658
  Merger costs                                         204,199              83,927                  -
  Accrued expenses                                           -                 476              1,056
  Non-deductible expenses                                  299                 393                201
                                             ------------------  -----------------  ------------------

Taxable loss                                $          (67,527) $         (207,152)$          (86,202)
                                             =================   =================  ==================

NTS Private Group

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net (loss) income                           $       (2,159,059) $        1,177,493 $        1,932,840
Items handled differently for tax purposes:
  Depreciation and amortization                         18,333          (1,472,625)           278,146
  Section 743 adjustments                             (110,130)           (109,236)          (107,786)
  Prepaid rent and other capitalized costs             (19,464)             11,072             (3,634)
  Allowance for doubtful accounts                      138,963               4,240                  -
  Accrued expenses                                           -               3,581            (25,854)
  Other                                                    476               1,592                599
                                             ------------------  -----------------  ------------------

Taxable (loss) income                       $       (2,130,881) $         (383,883)$        2,074,311
                                             =================   =================  ==================

Blankenbaker Business Center 1A

                                                Period Ended                 Years Ended
                                                December 27,                December 31,
                                             ------------------  -------------------------------------
                                                    2004               2003               2002
                                             ------------------  -----------------  ------------------
Net income                                  $          247,498 $          280,014 $         306,111
Items handled differently for tax purposes:
  Depreciation and amortization                         52,819            (16,553)          (22,751)
  Loss on disposal of assets                                 -             (2,050)                -
  Other                                                     31                143                23
                                             ------------------  -----------------  ------------------

Taxable income                              $          300,348 $          261,554 $         283,383
                                             =================   =================  ==================

D) Use of Estimates in the Preparation of Financial Statements

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

E) Cash and Equivalents — Restricted

        Cash and equivalents — restricted represents funds which have been escrowed with mortgage companies for property taxes, insurance and tenant improvements in accordance with the loan agreements and certain security deposits.

F) Basis of Property and Depreciation

        Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-40 years for buildings and improvements and 3-30 years for amenities. Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. The aggregate cost of our properties for federal tax purposes is approximately $237,542,000 at December 31, 2004.

        Depreciation expense for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002 was as follows:

                                                 Period Ended                 Years Ended
                                                 December 27,                December 31,
                                               ----------------   ------------------------------------
                                                     2004               2003               2002
                                               ----------------   ----------------   -----------------
NTS-Properties III                           $        1,030,425 $        1,075,611 $        1,156,125
NTS-Properties IV                                       488,462            509,915            500,548
NTS-Properties V                                      1,323,426          1,242,694          1,333,412
NTS-Properties VI                                     2,662,978          2,620,136          2,801,218
NTS-Properties VII                                      408,391            407,690            501,168
NTS Private Group                                     1,893,890          1,821,879          1,750,524
Blankenbaker Business Center 1A                         296,039            213,040            207,852
                                               ----------------   ----------------   -----------------

                                             $        8,103,611 $        7,890,965 $        8,250,847
                                               ================   ================   =================

        Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the period from January 1, 2004 to December 27, 2004 and for years ended December 31, 2004, 2003 and 2002 did not result in an impairment loss.

G) Accounts Receivable and Other Assets

        Other assets for NTS-Properties VI include minority interest in our joint venture properties totaling approximately $713,000 as of December 31, 2003. This amount was derived primarily from distributions of the joint ventures in excess of the respective minority partners’ historical investment in the joint ventures used for financial reporting purposes. This amount was eliminated in the merger.

        Accounts receivable is reported net of allowance for doubtful accounts of $2,609 for NTS-Properties III, $5,443 for NTS-Properties IV, $0 for NTS-Properties V, $12,949 for NTS-Properties VI, $2,360 for NTS-Properties VII, $5,566 for NTS Private Group and $0 for Blankenbaker Business Center 1A at December 31, 2003.

H) Accounts Payable — Affiliate

        Accounts payable — affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

I) Revenue Recognition

        Our multifamily communities have resident leases with terms generally of twelve months or less. We recognize rental revenue on an accrual basis when due from residents. Rental concessions and other inducements to the leases are recognized to revenue on a straight-line basis over the life of the respective leases. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

        Our commercial properties, retail properties and commercial land lease are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the initial or renewal terms of their respective leases. Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year. We recognize overage rents only when each tenant’s sales exceeds it sales threshold. We structure our leases to allow us to recover a significant portion of our real estate taxes, property operating and repairs and maintenance expenses from our commercial tenants. Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences are not material in any period presented.

        We recognize revenue in accordance with each tenant’s lease agreement. Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the initial or renewal lease term. Accrued income from these leases in accounts receivable was $0 at December 31, 2004 due to the application of purchase accounting. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

        We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

J) Advertising

        We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2004, 2003 and 2002.

K) Dividend Policy

        We pay distributions if and when authorized by our managing general partner. We are required to pay distributions on a quarterly basis, commencing in the first quarter of 2005, equal to sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax. Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year. Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

        “Net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter. NTS Realty Capital will establish these reserves for, among other things, working capital or capital improvement needs. Therefore, there is no assurance that we will have net cash flow from operations from which to pay distributions in the future. For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures. Because net cash flow from operations is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any net cash flow from operations from which to pay distributions.

L) Statements of Cash Flows

        For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 3 — Purchase Method Accounting and Proforma Balance Sheet Results of Operations

        The merger was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. NTS Realty was treated as the purchasing entity. A portion of each partnership’s assets and liabilities was adjusted to reflect their fair market value. That portion owned by affiliates of the general partner of the Partnerships was reflected at net book value at the merger date. The assets and liabilities contributed through ORIG by NTS Private Group were accounted for as an exchange of partnership units (equivalent to shares) among entities under common control. Accordingly, the portion of the assets and liabilities representing Mr. Nichols’ ownership interest in each of the respective entities comprising NTS Private Group were carried over at net book value at the merger date. The remaining portion of assets and liabilities contributed by and through ORIG were adjusted to reflect their fair market value at the date of the merger. We allocated the purchase price for each property to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. No customer relationship intangibles exist. At December 28, 2004 the carrying value of mortgages and notes payable approximated fair market value. We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

        Presented below is the balance sheet at December 28, 2004 after giving effect to the purchase accounting, refinancing and exchange of units as discussed above:

ASSETS
    Cash and equivalents                                          $                3,523,855
    Cash and equivalents - restricted                                                313,255
    Accounts receivable, net                                                       1,609,802
    Land, buildings and amenities, net                                           156,243,048
    Other assets                                                                   5,807,464
                                                                   ---------------------------

    TOTAL ASSETS                                                  $              167,497,424
                                                                   ===========================

LIABILITIES AND PARTNERS' EQUITY
    Mortgages and notes payable                                   $              113,749,938
    Accounts payable and accrued expenses                                          2,588,663
    Account payable and accrued expenses - affiliate                                 177,879
    Security deposits                                                                676,665
    Other liabilities                                                                774,294
                                                                   ---------------------------

    TOTAL LIABILITIES                                                            117,967,439

                                                                   ---------------------------
PARTNERS' EQUITY                                                                  49,529,985
                                                                   ---------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $              167,497,424
                                                                   ===========================

        Presented below is proforma condensed unaudited operating results for the years ended December 31, 2004 and 2003 as if the merger was completed on January 1, 2003:

                                                          Years Ended December 31,
                                               ------------------------------------------------
                                                        2004                     2003
                                               -----------------------  -----------------------
                                                    (UNAUDITED)              (UNAUDITED)

Total revenues                                $          34,269,118    $          34,404,331
Total operating expenses                                 32,697,133               31,059,947
                                               -----------------------  -----------------------
Operating income                                          1,571,985                3,344,384
Interest and other income                                 1,605,440                  364,683
Interest expense                                        (13,444,753)              (7,568,831)
Loss on disposal of assets                                  (74,452)                (303,906)
Settlement charge                                                 -               (2,896,259)
                                               -----------------------  -----------------------

Net loss                                      $         (10,341,780)   $          (7,059,929)
                                               =======================  =======================

Net loss allocated to limited partners        $          (9,692,564)   $          (6,616,735)
                                               =======================  =======================

Net loss per limited partnership unit         $               (0.91)   $               (0.62)
                                               =======================  =======================

Number of limited partner units                          10,667,117               10,667,117
                                               =======================  =======================

Ratio of earnings to fixed charges                             0.23                     0.07
                                               =======================  =======================

Note 4 — Concentration of Credit Risk

        We own and operate multifamily, commercial and retail properties in Louisville and Lexington, Kentucky, Fort Lauderdale and Orlando, Florida, Indianapolis, Indiana and Atlanta, Georgia.

        Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 5 – Land, Buildings and Amenities

NTS Realty

        The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                                                          2004
                                                              ------------------------------
Land and improvements                                        $              40,452,470
Buildings and improvements                                                 114,913,433
Amenities                                                                      877,145
                                                              ------------------------------
                                                             $             156,243,048
                                                              ==============================

        The following schedule provides an analysis of the Partnerships, Private Group and Blankenbaker Business Center 1A’s investment in property held for lease as of December 31, 2003:

                                   NTS        NTS         NTS         NTS         NTS          NTS
                               Properties Properties  Properties   Properties  Properties    Private
                                   III        IV           V           VI         VII       Group (1)   BBC 1A
                               -----------------------------------------------------------------------------------
Land and improvements         $  4,907,512  3,271,528   10,654,904  16,530,082    3,117,945    207,622   2,236,517
Buildings and improvements      23,736,312 12,150,120   31,197,692  59,772,588   10,169,447 14,718,362   5,210,516
Amenities                          128,075          -            -           -            - 40,509,543           -
                               -----------------------------------------------------------------------------------
                                28,771,899 15,421,648   41,852,596  76,302,670   13,287,392 55,435,527   7,447,033

 Less accumulated depreciation  19,653,612  9,574,427   21,492,188  35,856,233    6,195,506 20,320,188   4,432,195
                               -----------------------------------------------------------------------------------

                              $  9,118,287  5,847,221   20,360,408  40,446,437    7,091,886 35,115,339   3,014,838
                               ===================================================================================
(1)	During 2003 we transferred land and related step rent receivable and lease commission assets of approximately $495,000 to an affiliate.

Note 6 – Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

                                                                                       2004             2003
                                                                                 ----------------  ---------------

Note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR one-month rate plus 1.75%, currently 4.04%, due
June 28, 2005. Refinanced in March 2005 as discussed below.                    $     14,971,350  $            -

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 4.78%, due
January 1, 2008, secured by certain land and buildings, with a carrying value of $17,251,405.  The mortgage is guaranteed by Mr. Nichols (75%) and Mr.
Lavin (25%).                                                                         14,000,000               -

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and
buildings, with a carrying value of $74,096,103.                                     75,000,000               -

Mortgage payable to a bank in monthly installments, bearing interest at
9.00%, maturing August 1, 2010, secured by certain land and a building, with
a carrying value of $3,025,112.                                                       2,806,142       2,884,419

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a
building, with a carrying value of $2,687,613.                                        3,101,366       3,267,522

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land,
buildings and amenities, with a carrying value of $2,821,720.                         2,905,604       2,988,656

Note payable to a finance company in monthly installments, bearing interest
at 8.50%, due July 15, 2006, secured by equipment.                                       15,476               -

NTS-Properties III mortgages refinanced                                                       -       6,309,037

NTS-Properties IV mortgages refinanced                                                        -       3,180,515

NTS-Properties V mortgages refinanced                                                         -      13,614,792

NTS-Properties VI mortgages refinanced                                                        -      28,883,382

NTS-Properties VII mortgages refinanced                                                       -       3,339,017

NTS Private Group mortgages refinanced                                                        -      30,447,979

Blankenbaker Business Center 1A mortgage refinanced                                           -       1,186,699
                                                                                 ----------------  ---------------

                                                                               $    112,799,938  $   96,102,018
                                                                                 ================  ===============

        Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2004 was approximately $110,067,000.

        The note payable to a bank was paid from the proceeds of a $30 million mortgage payable to an insurance company in March 2005. The mortgage payable bears interest at a fixed rate of 5.07%, maturing on March 15, 2015 and is secured by certain land and buildings, with a carrying value of $25,429,635.

        Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Scheduled maturities of debt giving effect to the refinancing discussed above are as follows:

For the Years Ended December 31,                                              Amount
-----------------------------------------------------   ---------------------------------------------------
                                2005                 $                        1,909,812
                                2006                                          2,270,794
                                2007                                          2,392,473
                                2008                                         15,494,585
                                2009                                          2,409,774
                             Thereafter                                      88,322,500
                                                        ---------------------------------------------------

                                                     $                      112,799,938
                                                        ===================================================

Note 7 – Rental Income

NTS Realty

        The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2004:

For the Years Ended December 31,                                              Amount
-----------------------------------------------------   ---------------------------------------------------
                                2005                 $                       15,361,919
                                2006                                         10,972,190
                                2007                                          8,496,907
                                2008                                          6,083,236
                                2009                                          4,379,845
                             Thereafter                                       9,386,195
                                                        ---------------------------------------------------

                                                     $                       54,680,292
                                                        ===================================================

Note 8 – Related Party Transactions

        NTS Realty is externally managed under an agreement with NTS Development Company (“NTS Devco”) an affiliate of NTS Realty’s general partner. NTS Devco is paid a management fee pursuant to the terms of an agreement entered into with NTS Devco. NTS Devco is reimbursed its actual costs for services rendered to NTS Realty.

NTS-Properties III

        Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees. The fees are paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses —affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                      Period Ended
                                                      December 27,              Years Ended December 31,
                                                   -------------------- ------------------------------------------
                                                          2004                  2003                 2002
                                                   -------------------- --------------------- --------------------

Property management fees                          $          181,963   $          179,651    $          188,331
                                                   -------------------- --------------------- --------------------

Property management                                          211,682              191,010               177,032
Leasing                                                       45,047               56,563               105,341
Administrative - operating                                    66,498               43,603                29,700
Other                                                          9,534                7,810                 6,303
                                                   -------------------- --------------------- --------------------

     Total operating expenses - affiliated                   332,761              298,986               318,376
                                                   -------------------- --------------------- --------------------

Professional and administrative expenses
 - affiliated                                                155,872              143,346               137,511
                                                   -------------------- --------------------- --------------------

Repairs and maintenance fees                                   9,093               24,859                19,206
Leasing commissions                                            6,414                9,382                 4,135
                                                   -------------------- --------------------- --------------------

     Total related party transactions capitalized             15,507               34,241                23,341
                                                   -------------------- --------------------- --------------------

Total related party transactions                  $          686,103   $          656,224    $          667,559
                                                   ==================== ===================== ====================

        During the period and years ended 2004, 2003 and 2002, we were charged $7,313, $7,952 and $6,489, respectively, for property maintenance fees from an affiliate of NTS Development Company.

        During 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 8%, of total rental income from NTS Development Company during 2004 and 2003.

NTS-Properties IV

        Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses —affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                      Period Ended
                                                      December 27,              Years Ended December 31,
                                                   -------------------- ------------------------------------------
                                                          2004                  2003                 2002
                                                   -------------------- --------------------- --------------------

Property management fees                          $           125,242  $           145,239   $           135,082
                                                   -------------------- --------------------- --------------------

Property management                                           296,208              239,620               235,231
Leasing                                                        60,011               57,382               104,833
Administrative - operating                                    106,740               74,484                68,398
Other                                                          10,675                2,428                 5,967
                                                   -------------------- --------------------- --------------------

     Total operating expenses - affiliated                    473,634              373,914               414,429
                                                   -------------------- --------------------- --------------------

Professional and administrative expenses
 - affiliated                                                 166,250              146,608               143,715
                                                   -------------------- --------------------- --------------------

Repairs and maintenance fees                                    3,889                7,444                13,046
Leasing commissions                                            17,069                  925                18,765
Other                                                               -                    -                 5,287
                                                   -------------------- --------------------- --------------------

     Total related party transactions capitalized              20,958                8,369                37,098
                                                   -------------------- --------------------- --------------------

     Total related party transactions             $           786,084  $           674,130   $           730,324
                                                   ==================== ===================== ====================

        During 2004 and 2003, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received $8,822 in rental payments from NTS Development Company during 2004 and 2003.

NTS-Properties V

        Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts from NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                        Period Ended
                                                        December 27,               Years Ended December 31,
                                                    --------------------- ------------------------------------------
                                                            2004                 2003                 2002
                                                    --------------------- --------------------  --------------------

Property management fees                          $           276,476   $           286,176   $         283,677
                                                    --------------------- --------------------  --------------------

Property management                                           443,260               391,933             441,170
Leasing                                                        47,783                74,119             135,610
Administrative - operating                                    130,116               105,386              97,022
Other                                                           8,206                   912               1,382
                                                    --------------------- --------------------  --------------------

     Total operating expenses - affiliated                    629,365               572,350             675,184
                                                    --------------------- --------------------  --------------------

Professional and administrative expenses
 - affiliated                                                 212,127               186,979             167,824
                                                    --------------------- --------------------  --------------------

Repairs and maintenance fees                                   16,920                 6,251              32,505
Leasing commissions                                               567                 6,341              77,760
Construction management                                             -                     -               6,061
                                                    --------------------- --------------------  --------------------

     Total related party transactions capitalized              17,487                12,592             116,326
                                                    --------------------- --------------------  --------------------

     Total related party transactions             $         1,135,455   $         1,058,097   $       1,243,011
                                                    ===================== ====================  ====================

NTS-Properties VI

        Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fee is equal to 5% and 6% of the gross revenues from the multifamily communities and the commercial property, respectively. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses —affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                        Period Ended
                                                        December 27,               Years Ended December 31,
                                                    --------------------- ------------------------------------------
                                                            2004                 2003                 2002
                                                    --------------------- --------------------  --------------------

Property management fees                          $           549,901   $           548,558   $          546,539
                                                    --------------------- --------------------  --------------------

Property management                                         1,061,364             1,035,840            1,019,792
Leasing                                                       140,561               156,094              193,428
Administrative - operating                                    390,518               297,022              339,753
Other                                                          29,306                12,000               41,810
                                                    --------------------- --------------------  --------------------

     Total operating expenses - affiliated                  1,621,749             1,500,956            1,594,783
                                                    --------------------- --------------------  --------------------

Professional and administrative expenses
 - affiliated                                                 432,158               394,841              390,127
                                                    --------------------- --------------------  --------------------

Repairs and maintenance fees                                   32,063                37,347               12,385
Leasing commissions                                            10,990                13,938                8,515
                                                    --------------------- --------------------  --------------------
                                                    --------------------- --------------------  --------------------

     Total related party transactions capitalized              43,053                51,285               20,900
                                                    --------------------- --------------------  --------------------

     Total related party transactions             $         2,646,861   $         2,495,640   $        2,552,349
                                                    ===================== ====================  ====================

        During the period and years ended 2004, 2003 and 2002, we were charged $28,025, $29,643 and $29,586, respectively, for property maintenance fees from an affiliate of NTS Development Company.

NTS-Properties VII

        Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from our multifamily communities. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses —affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                        Period Ended
                                                        December 27,               Years Ended December 31,
                                                    --------------------- ------------------------------------------
                                                            2004                 2003                 2002
                                                    --------------------- --------------------  --------------------

Property management fees                          $            79,390   $            82,176   $           77,413
                                                    --------------------- --------------------  --------------------

Property management                                           167,206               155,314              153,129
Leasing                                                        25,141                27,627               31,968
Administrative - operating                                     88,408                75,108               79,844
Other                                                           2,726                 6,275                1,366
                                                    --------------------- --------------------  --------------------

     Total operating expenses - affiliated                    283,481               264,324              266,307
                                                    --------------------- --------------------  --------------------

Professional and administrative expenses
 - affiliated                                                 142,424               131,572              115,224
                                                    --------------------- --------------------  --------------------

Repair and maintenance fees                                         -                11,186                2,235
Construction management                                             -                     -                1,547
                                                    --------------------- --------------------  --------------------

     Total related party transactions capitalized                   -                11,186                3,782
                                                    --------------------- --------------------  --------------------

     Total related party transactions             $           505,295   $           489,258   $          462,726
                                                    ===================== ====================  ====================

NTS Private Group

        NTS Development Company, an affiliate of ours, receives property management fees on a monthly basis. The fee is equal to 6% of the gross revenues from commercial and retail properties and $100 monthly for each commercial land lease. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5% of costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        We were charged the following amounts by NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                      Period Ended
                                                      December 27,              Years Ended December 31,
                                                  --------------------- ----------------------------------------
                                                          2004                  2003               2002
                                                  --------------------- --------------------  ------------------

Property management fees                          $           559,082  $           556,157   $        588,510

Property management                                           474,749              410,144            400,372
Leasing                                                        80,305              107,036            218,844
Administrative - operating                                    171,943              121,321             99,000
Other                                                          19,195               11,345             13,451
                                                  --------------------- --------------------  ------------------

Total operating expenses - affiliated                         746,192              649,846            731,667
                                                  --------------------- --------------------  ------------------                                                  --------------------- ------------------------------------------

Repairs and maintenance fees                                   43,468               73,669             25,436
Leasing commissions                                            30,152               57,015             81,672
Construction management                                             -                5,001                  -
                                                  --------------------- --------------------  ------------------

     Total related party transactions capitalized              73,620              135,685            107,108
                                                  --------------------- --------------------  ------------------

     Total related party transactions             $         1,378,894  $         1,341,688   $      1,427,285
                                                  ===================== ====================  ==================

        During the period and years ended 2004, 2003 and 2002, we were charged $33,807, $23,660, and $34,427, respectively, for property maintenance fees from an affiliate of NTS Development Company.

Blankenbaker Business Center 1A

        Pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Development Company, an affiliate of the general partners of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of the gross revenues from the partnerships’ commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

        The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the years ended December 31, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The professional and administrative expenses —affiliated includes a cost recovery to provide for expenditures made on the Joint Venture’s behalf.

                                                        Period Ended
                                                        December 27,              Years Ended December 31,
                                                    --------------------- ----------------------------------------
                                                            2004                 2003                2002
                                                    --------------------- --------------------  ------------------

Property management fees                          $            56,946   $            56,960   $          57,133
                                                    --------------------- --------------------  ------------------

Property management                                            32,239                28,873              22,595
Leasing                                                             -                 1,657               3,831
Administrative - operating                                     12,264                11,700               9,900
Other                                                           1,017                   863               1,681
                                                    --------------------- --------------------  ------------------

     Total operating expenses - affiliated                     45,520                43,093              38,007
                                                    --------------------- --------------------  ------------------

Repair and maintenance fees                                         -                 7,817                   -
                                                    --------------------- --------------------  ------------------

     Total related party transactions             $           102,466   $           107,870   $          95,140
                                                    ===================== ====================  ==================

Note 9 — Commitments and Contingencies

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

Litigation

        On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090)

on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel.  The Superior Court’s order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

        On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the settlement agreement but whose objections were overruled by the Superior Court (the “Appellants”), filed an appeal in the Court of Appeals of the State of California, First Appellate District. The Appellants filed their opening appellate brief on October 22, 2004. The General Partners and the Partnerships, as well as the class representatives, filed their respective responses on February 14, 2005, and Appellants filed their reply. The appellate court is in the process of scheduling oral arguments on this matter.

        On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. The General Partners and their legal counsel believe that this action is without merit and are vigorously defending it.

        On March 2, 2004, the General Partners filed a motion to dismiss the Bohm litigation. After the motion to dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected second amended complaint on August 11, 2004. The General Partners, along with all defendants, filed a motion to strike the corrected second amended complaint. On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the individual plaintiffs. On March 9, 2005, the General Partners, along with all of the defendants, filed: (1) a motion to dismiss and (2) a joint motion to dismiss the “corrected” second amended complaint. A hearing on these motions likely will occur during the second or third quarter of 2005. The General Partners believe that the claims asserted in the corrected second amended complaint have no merit.

Merger/Settlement Charge

        NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG has agreed to admit a “qualified settlement trust” as a special member of ORIG. This special member interest is being created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the Partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG will be designated for the benefit of the qualified settlement trust. ORIG will own the Units, but all of the rights associated with the Units will inure to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million non-cash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the “Class Units.” Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment will result in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the “fair market value” of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation. Our Statement of Operations includes a non-cash charge for our estimate related to the settlement with a corresponding credit to Partners’ Equity immediately following the completion of the merger. The non-cash charge was approximately $2.9 million. Our earnings were negatively impacted by this non-cash charge. However, there was no effect on our future liquidity because Mr. Nichols, his spouse and Mr. Lavin must make the payments to the qualified settlement trust to redesignate the Class Units as set forth above.

Note 10 – Segment Reporting

NTS-Properties III

        Our reportable operating segments include only one segment — Commercial Real Estate Operations.

NTS-Properties IV

        Our reportable operating segments include — Multifamily and Commercial Real Estate Operations. The multifamily operations represent our ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase I. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

        The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluates performance based on stand-alone operating segment net income or loss.

        Certain items such as professional and administrative expenses and joint venture income or loss incurred at the Partnership level have not been allocated to the operating segments.

                                                                Period Ended December 27, 2004
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           1,049,296  $           1,015,289  $          2,064,585
Tenant reimbursements                                           -                170,362               170,362
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           1,049,296  $           1,185,651  $          2,234,947
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $             515,206  $             453,076  $            968,282
Management fees                                            53,238                 72,004               125,242
Real estate taxes                                          52,642                 66,095               118,737
Depreciation and amortization                             205,319                279,780               485,099
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $             826,405  $             870,955  $          1,697,360
                                              ---------------------  ---------------------  ---------------------

Operating income                                          222,891                314,696               537,587

Interest and other income                                   1,116                  6,055                 7,171
Interest expense                                         (536,784)               (15,853)             (552,637)
Loss on disposal of assets                                 (6,592)                (5,608)              (12,200)
                                              ---------------------  ---------------------  ---------------------

Net (loss) income                           $            (319,369) $             299,290  $            (20,079)
                                              =====================  =====================  =====================

                                                                 Year Ended December 31, 2003
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           1,139,765  $           1,273,026  $          2,412,791
Tenant reimbursements                                           -                180,238               180,238
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           1,139,765  $           1,453,264  $          2,593,029
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $             448,463  $             425,633  $            874,096
Management fees                                            56,764                 88,475               145,239
Real estate taxes                                          51,976                 63,830               115,806
Depreciation and amortization                             205,406                298,393               503,799
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $             762,609  $             876,331  $          1,638,940
                                              ---------------------  ---------------------  ---------------------

Operating income                                          377,156                576,933               954,089

Interest and other income                                     237                  4,758                 4,995
Interest expense                                         (211,536)               (52,361)             (263,897)
Loss on disposal of assets                                      -                (16,895)              (16,895)
                                              ---------------------  ---------------------  ---------------------

Net income                                  $             165,857  $             512,435  $            678,292
                                              =====================  =====================  =====================

Land, buildings and amenities, net          $           3,082,611  $           2,761,920  $          5,844,531
                                              =====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $              12,690  $             105,483  $            118,173
                                              =====================  =====================  =====================

Segment liabilities                         $           2,909,359  $             459,125  $          3,368,484
                                              =====================  =====================  =====================

                                                                Year Ended December 31, 2002
                                              ------------------------------------------------------------------
                                                  Multifamily            Commercial               Total
                                              --------------------  ---------------------  ---------------------
Rental income                               $          1,049,458  $           1,155,090  $          2,204,548
Tenant reimbursements                                          -                178,957               178,957
                                              --------------------  ---------------------  ---------------------

     Total revenues                         $          1,049,458  $           1,334,047  $          2,383,505
                                              --------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $            504,361  $             469,757  $            974,118
Management fees                                           53,364                 81,718               135,082
Real estate taxes                                         60,481                 62,084               122,565
Depreciation and amortization                            207,699                286,733               494,432
                                              --------------------  ---------------------  ---------------------

     Total operating expenses               $            825,905  $             900,292  $          1,726,197
                                              --------------------  ---------------------  ---------------------

Operating income                                         223,553                433,755               657,308

Interest and other income                                    925                  5,906                 6,831
Interest expense                                        (227,071)               (85,134)             (312,205)
Loss on disposal of assets                               (50,770)                     -               (50,770)
                                              --------------------  ---------------------  ---------------------

Net (loss) income                           $            (53,363) $             354,527  $            301,164
                                              ====================  =====================  =====================

Land, buildings and amenities, net          $          3,278,109  $           2,972,457  $          6,250,566
                                              ====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $            143,962  $             105,118  $            249,080
                                              ====================  =====================  =====================

Segment liabilities                         $          3,125,495  $             866,195  $          3,991,690
                                              ====================  =====================  =====================

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                        Period Ended
                                                        December 27,               Years Ended December 31,
                                                    ------------------- -----------------------------------------
                                                          2004                  2003                2002
                                                    ------------------- --------------------- -------------------
OPERATING EXPENSES AND OPERATING
EXPENSES - AFFILIATED
Operating expenses and operating expenses -
  affiliated for reportable segments              $          968,282  $            874,096  $          974,118
Operating expenses and operating expenses
  - affiliated for Partnership                                     -                     -              (2,000)
                                                    ------------------- --------------------- -------------------

    Total operating expenses and operating
     expenses - affiliated                         $          968,282  $            874,096  $          972,118
                                                    =================== ===================== ===================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                             $          485,099  $            503,799  $          494,432
Depreciation and amortization for Partnership                  3,363                 6,116               6,116
                                                    ------------------- --------------------- -------------------

     Total depreciation and amortization          $          488,462  $            509,915  $          500,548
                                                    =================== ===================== ===================

INTEREST AND OTHER INCOME
Interest and other income for reportable
  segments                                        $            7,171  $              4,995  $            6,831
Interest and other income for Partnership                    204,337                 2,899               1,132
                                                    ------------------- --------------------- -------------------

     Total interest and other income              $          211,508  $              7,894  $            7,963
                                                    =================== ===================== ===================

NET (LOSS) INCOME
Net (loss) income for reportable segments         $          (20,079) $            678,292  $          301,164
Net loss for Partnership (1)                                (620,321)             (420,926)           (219,246)
                                                    ------------------- --------------------- -------------------

     Total net (loss) income                      $         (640,400) $            257,366  $           81,918
                                                    =================== ===================== ===================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                             $              N/A  $          5,844,531  $        6,250,566
Land, building and amenities for Partnership                     N/A                 2,690               8,073
                                                    ------------------- --------------------- -------------------

     Total land, buildings and amenities          $              N/A  $          5,847,221  $        6,258,639
                                                    =================== ===================== ===================

LIABILITIES
Liabilities for reportable segments               $              N/A  $          3,368,484  $        3,991,690
Liabilities for Partnership                                      N/A               163,056              16,480
                                                    ------------------- --------------------- -------------------

     Total liabilities                            $              N/A  $          3,531,540  $        4,008,170
                                                    =================== ===================== ===================
(1)

The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership and also includes any joint venture income or loss recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

NTS-Properties V

        Our reportable operating segments include — Multifamily and Commercial Real Estate Operations. The multifamily operations represent our ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase II. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

        The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally reports financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, interest and other income, depreciation, interest expense and minority interest income or loss recorded at the Partnership level have not been allocated to the segments.

                                                                Period Ended December 27, 2004
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           1,111,361  $           2,720,092  $           3,831,453
Tenant reimbursements                                           -              1,156,227              1,156,227
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           1,111,361  $           3,876,319  $           4,987,680
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $             577,331  $           1,642,978  $           2,220,309
Management fees                                            57,043                219,433                276,476
Real estate taxes                                          57,524                484,422                541,946
Depreciation and amortization                             258,567              1,049,785              1,308,352
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $             950,465  $           3,396,618  $           4,347,083
                                              ---------------------  ---------------------  ---------------------

Operating income                                          160,896                479,701                640,597

Interest and other income                                     721                 26,556                 27,277
Interest expense                                         (704,842)            (1,282,782)            (1,987,624)
Loss on disposal of assets                                 (5,698)                  (483)                (6,181)
                                              ---------------------  ---------------------  ---------------------

Net loss                                    $            (548,923) $            (777,008) $          (1,325,931)
                                              =====================  =====================  =====================

                                                                 Year Ended December 31, 2003
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           1,232,075  $           2,738,267  $           3,970,342
Tenant reimbursements                                           -              1,110,788              1,110,788
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           1,232,075  $           3,849,055  $           5,081,130
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $             504,459  $           1,503,159  $           2,007,618
Management fees                                            61,971                224,205                286,176
Real estate taxes                                          56,796                451,257                508,053
Depreciation and amortization                             228,427                995,648              1,224,075
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $             851,653  $           3,174,269  $           4,025,922
                                              ---------------------  ---------------------  ---------------------

Operating income                                          380,422                674,786              1,055,208

Interest and other income                                     754                 43,913                 44,667
Interest expense                                         (278,086)              (678,678)              (956,764)
Loss on disposal of assets                                 (2,070)                (3,714)                (5,784)
                                              ---------------------  ---------------------  ---------------------

Net income                                  $             101,020  $              36,307  $             137,327
                                              =====================  =====================  =====================

Land, buildings and amenities, net          $           3,432,043  $          16,925,973  $          20,358,016
                                              =====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $              14,382  $             833,205  $             847,587
                                              =====================  =====================  =====================

Segment liabilities                         $           3,940,786   $         10,696,988  $          14,637,774
                                              =====================  =====================  =====================

                                                                 Year Ended December 31, 2002
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           1,225,210  $           2,669,237  $           3,894,447
Tenant reimbursements                                           -              1,112,148              1,112,148
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           1,225,210  $           3,781,385  $           5,006,595
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $             593,838  $           1,551,296  $           2,145,134
Management fees                                            62,995                220,682                283,677
Real estate taxes                                          65,768                450,156                515,924
Depreciation and amortization                             226,011              1,094,496              1,320,507
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $             948,612  $           3,316,630  $           4,265,242
                                              ---------------------  ---------------------  ---------------------

Operating income                                          276,598                464,755                741,353

Interest and other income                                   1,666                 22,595                 24,261
Interest expense                                         (298,498)              (720,638)            (1,019,136)
Loss on disposal of assets                                (54,813)               (15,159)               (69,972)
                                              ---------------------  ---------------------  ---------------------

Net loss                                    $             (75,047) $            (248,447) $            (323,494)
                                              =====================  =====================  =====================

Land, buildings and amenities, net          $           3,656,265  $          17,100,980  $          20,757,245
                                              =====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $             164,738  $             568,154  $             732,892
                                              =====================  =====================  =====================

Segment liabilities                         $           4,099,888  $          10,032,994  $          14,132,882
                                              =====================  =====================  =====================

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                       Period Ended
                                                       December 27,              Years Ended December 31,
                                                    -------------------- ------------------------------------------
                                                           2004                  2003                 2002
                                                    -------------------- --------------------- --------------------
OPERATING EXPENSES AND OPERATING EXPENSES
 - AFFILIATED
Operating expenses and operating expenses -
  affiliated for reportable segments              $         2,220,309  $         2,007,618   $         2,145,134
Operating expenses and operating expenses -
  affiliated for Partnership                                        -                    -                (2,000)
                                                    -------------------- --------------------- --------------------

     Total operating expenses and operating
        expenses - affiliated                     $         2,220,309  $         2,007,618   $         2,143,134
                                                    ==================== ===================== ====================

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                             $         1,308,352  $         1,224,075   $         1,320,507
Depreciation and amortization for Partnership                  15,074               18,619                18,619
                                                    -------------------- --------------------- --------------------

     Total depreciation and amortization          $         1,323,426  $         1,242,694   $         1,339,126
                                                    ==================== ===================== ====================

INTEREST AND OTHER INCOME
Interest and other income for reportable
 segments                                         $            27,277  $            44,667   $            24,261
Interest and other income for Partnership                     347,505               82,267                 3,293
                                                    -------------------- --------------------- --------------------

     Total interest and other income              $           374,782  $           126,934   $            27,554
                                                    ==================== ===================== ====================

INTEREST EXPENSE
Interest expense for reportable segments          $         1,987,624  $           956,764   $         1,019,136
Interest expense for Partnership                               93,326               20,362                20,362
                                                    -------------------- --------------------- --------------------

     Total interest expense                       $         2,080,950  $           977,126   $         1,039,498
                                                    ==================== ===================== ====================

NET (LOSS) INCOME
Net (loss) income for reportable segments         $        (1,325,931) $           137,327   $          (323,494)
Net loss for Partnership (1)                                 (817,995)            (804,681)             (434,952)
Minority interest                                            (212,619)              (5,090)              (74,459)
                                                    -------------------- --------------------- --------------------

     Total net loss                               $        (1,931,307) $          (662,264)  $          (683,987)
                                                    ==================== ===================== ====================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                             $               N/A  $        20,358,016   $        20,757,245
Land, buildings and amenities for Partnership                     N/A                2,392                 7,177
                                                    -------------------- --------------------- --------------------

     Total land, buildings and amenities          $               N/A  $        20,360,408   $        20,764,422
                                                    ==================== ===================== ====================

LIABILITIES
Liabilities for reportable segments               $               N/A  $        14,637,774   $        14,132,882
Liabilities for Partnership                                       N/A              399,903                23,206
                                                    -------------------- --------------------- --------------------

     Total liabilities                            $               N/A  $        15,037,677   $        14,156,088
                                                    ==================== ===================== ====================
(1)

The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation, interest expense and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

NTS-Properties VI

        Our reportable operating segments include — Multifamily and Commercial Real Estate Operations. The multifamily operations represent our ownership and operating results relative to the multifamily communities known as Willow Lake Apartments, Park Place Apartments Phases I and III, Sabal Park Apartments and Golf Brook Apartments. The commercial operations represent our ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

        The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and minority interest income or loss recorded at the Partnership level have not been allocated to the segments.

                                                                 Period Ended December 27, 2004
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $          10,066,386  $             734,985  $          10,801,371
Tenant reimbursements                                           -                  1,611                  1,611
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $          10,066,386  $             736,596  $          10,802,982
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $           4,490,747  $             348,279  $           4,839,026
Management fees                                           505,661                 44,240                549,901
Real estate taxes                                         545,857                 45,926                591,783
Depreciation and amortization                           2,359,139                225,704              2,584,843
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $           7,901,404  $             664,149  $           8,565,553
                                              ---------------------  ---------------------  ---------------------

Operating income                                        2,164,982                 72,447              2,237,429

Interest and other income                                  17,610                    355                 17,965
Interest expense                                       (2,474,823)               (22,272)            (2,497,095)
Loss on disposal of assets                                (10,270)                (4,134)               (14,404)
                                              ---------------------  ---------------------  ---------------------

Net (loss) income                           $            (302,501) $              46,396  $            (256,105)
                                              =====================  =====================  =====================

                                                                 Year Ended December 31, 2003
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $          10,326,587  $             510,476  $          10,837,063
Tenant reimbursements                                           -                  2,743                  2,743
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $          10,326,587  $             513,219  $          10,839,806
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $           4,144,729  $             297,616  $           4,442,345
Management fees                                           517,054                 31,504                548,558
Real estate taxes                                       1,021,875                 35,370              1,057,245
Depreciation and amortization                           2,324,165                206,505              2,530,670
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $           8,007,823  $             570,995  $           8,578,818
                                              ---------------------  ---------------------  ---------------------

Operating income (loss)                                 2,318,764                (57,776)             2,260,988

Interest and other income                                  42,233                    470                 42,703
Interest expense                                         (867,225)                     -               (867,225)
Loss on disposal of assets                               (103,506)                     -               (103,506)
                                              ---------------------  ---------------------  ---------------------

Net income (loss)                           $           1,390,266  $             (57,306) $           1,332,960
                                              =====================  =====================  =====================

Land, buildings and amenities, net          $          38,278,447  $           2,164,103  $          40,442,550
                                              =====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $             592,613  $             132,357  $             724,970
                                              =====================  =====================  =====================

Segment liabilities                         $          12,738,030  $             164,322   $         12,902,352
                                              =====================  =====================  =====================

                                                                 Year Ended December 31, 2002
                                              -------------------------------------------------------------------
                                                  Multifamily             Commercial               Total
                                              ---------------------  ---------------------  ---------------------
Rental income                               $           9,999,631  $             603,674  $          10,603,305
Tenant reimbursements                                           -                  7,284                  7,284
                                              ---------------------  ---------------------  ---------------------

     Total revenues                         $           9,999,631  $             610,958  $          10,610,589
                                              ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses
 - affiliated                               $           4,139,268  $             338,074  $           4,477,342
Management fees                                           509,300                 37,239                546,539
Real estate taxes                                         857,879                 25,517                883,396
Depreciation and amortization                           2,527,785                183,967              2,711,752
                                              ---------------------  ---------------------  ---------------------

     Total operating expenses               $           8,034,232  $             584,797  $           8,619,029
                                              ---------------------  ---------------------  ---------------------

Operating income                                        1,965,399                 26,161              1,991,560

Interest and other income                                  10,915                  2,956                 13,871
Interest expense                                         (840,145)                     -               (840,145)
Loss on disposal of assets                                 (5,041)                     -                 (5,041)
                                              ---------------------  ---------------------  ---------------------

Net income                                  $           1,131,128  $              29,117  $           1,160,245
                                              =====================  =====================  =====================

Land, buildings and amenities, net          $          40,189,678  $           2,243,770  $          42,433,448
                                              =====================  =====================  =====================

Expenditures for land, buildings
 and amenities                              $              83,937  $             181,622  $             265,559
                                              =====================  =====================  =====================

Segment liabilities                         $          13,375,308  $              90,115  $          13,465,423
                                              =====================  =====================  =====================

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                      Period Ended
                                                      December 27,                Years Ended December 31,
                                                    -------------------- ------------------------------------------
                                                          2004                   2003                 2002
                                                    -------------------- ---------------------- -------------------
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for
  reportable segments                             $        2,584,843   $          2,530,670   $         2,711,752
Depreciation and amortization for Partnership                 78,771                 89,466                89,466
                                                    -------------------- ---------------------- -------------------

     Total depreciation and amortization          $        2,663,614   $          2,620,136   $         2,801,218
                                                    ==================== ====================== ===================

INTEREST AND OTHER INCOME
Interest and other income for reportable
 segments                                         $           17,965   $             42,703   $            13,871
Interest and other income for Partnership                    730,566                 89,368                 7,348
                                                    -------------------- ---------------------- -------------------

     Total interest and other income              $          748,531   $            132,071   $            21,219
                                                    ==================== ====================== ===================

INTEREST EXPENSE
Interest expense for reportable segments          $        2,497,095   $            867,225   $           840,145
Interest expense for Partnership                             884,263              1,646,668             1,738,038
                                                    -------------------- ---------------------- -------------------

     Total interest expense                       $        3,381,358   $          2,513,893   $         2,578,183
                                                    ==================== ====================== ===================

NET (LOSS) INCOME
Net (loss) income for reportable segments         $         (256,105)  $          1,332,960   $         1,160,245
Net loss for Partnership (1)                              (1,693,763)            (2,805,037)           (2,489,634)
Minority interest                                             35,561                 35,228                37,145
                                                    -------------------- ---------------------- -------------------

     Total net loss                               $       (1,985,429)  $         (1,507,305)  $        (1,366,534)
                                                    ==================== ====================== ===================

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for
  reportable segments                             $              N/A   $         40,442,550   $        42,433,448
Land, buildings and amenities for Partnership                    N/A                  3,887                11,661
                                                    -------------------- ---------------------- -------------------

     Total land, buildings and amenities          $              N/A   $         40,446,437   $        42,445,109
                                                    ==================== ====================== ===================

LIABILITIES
Liabilities for reportable segments               $              N/A   $         12,902,352   $        13,465,423
Liabilities for Partnership (2)                                  N/A             20,573,242            21,347,451
                                                    -------------------- ---------------------- -------------------

     Total liabilities                            $              N/A   $         33,475,594   $        34,812,874
                                                    ==================== ====================== ===================
(1)

The Partnership’s net loss was primarily composed of professional and administrative costs born by the Partnership and also includes interest expense, depreciation and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

(2)	These amounts primarily represent the mortgages held by us secured by the assets of the operating segments.

NTS-Properties VII

        Our reportable operating segments include only one segment — Multifamily Operations.

NTS Private Group

        Our reportable operating segments include – Land, Retail and Commercial Real Estate Operations. The retail operations represent our ownership and operating results relative to Springs Station and Outlets Mall properties located in Louisville, Kentucky. The commercial operations represent our ownership and operating results relative to suburban commercial office space located in Louisville, Kentucky. The land operations represent our ownership and operating results relative to a ground lease located in Louisville, Kentucky.

        The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income or loss.

                                                          Period Ended December 27, 2004
                                    --------------------------------------------------------------------------
                                         Land                Retail          Commercial           Total
                                    ----------------  ------------------  -----------------  -----------------
Rental income                      $        45,087   $       1,281,893   $       7,441,255  $      8,768,235
Tenant reimbursements                            -              76,349             428,985           505,334
                                    ----------------  ------------------  -----------------  -----------------

     Total revenues                         45,087           1,358,242           7,870,240         9,273,569

Operating expenses and operating
  expenses - affiliated                      1,133             233,260           2,200,789         2,435,182
Management fees                              1,200              81,579             476,303           559,082
Real estate taxes                            1,581              29,777             369,896           401,254
Professional and administrative
 expenses                                   32,793              35,080              90,501           158,374
Depreciation and amortization                5,087             315,343           1,686,923         2,007,353
                                    ----------------  ------------------  -----------------  -----------------

     Total operating expenses               41,794             695,039           4,824,412         5,561,245

Operating income                             3,293             663,203           3,045,828         3,712,324

Interest and other income                        -                 647              22,110            22,757
Interest expense                                 -            (423,166)         (5,432,268)       (5,855,434)
Loss on disposal of assets                       -                   -             (38,706)          (38,706)
                                    ----------------  ------------------  -----------------  -----------------

Net income (loss)                  $         3,293   $         240,684   $      (2,403,036) $     (2,159,059)
                                    ================  ==================  =================  =================

                                                             Year Ended December 31, 2003
                                    --------------------------------------------------------------------------
                                         Land                Retail           Commercial          Total
                                    ----------------  ------------------   -----------------  ----------------

Rental income                      $        53,537   $       1,280,514    $       7,420,793  $     8,754,844
Tenant reimbursements                            -              90,003              424,587          514,590
                                    ----------------  ------------------   -----------------  ----------------
     Total revenues                         53,537           1,370,517            7,845,380        9,269,434

Operating expenses and operating
  expenses - affiliated                      2,261              92,024            2,014,658        2,108,943
Management fees                              1,200              81,445              473,512          556,157
Real estate taxes                            1,561              29,402              374,182          405,145
Professional and administrative
  expenses                                  24,861              24,861               66,294          116,016
Depreciation and amortization                5,087             293,497            1,617,913        1,916,497
                                    ----------------  ------------------   -----------------  ----------------

     Total operating expenses               34,970             521,229            4,546,559        5,102,758

Operating income                            18,567             849,288            3,298,821        4,166,676

Interest and other income                        -                 429               18,500           18,929
Interest income - affiliated                 3,741              11,613               38,881           54,235
Interest expense                                 -            (451,724)          (2,421,281)      (2,873,005)
Interest expense - affiliated                 (238)                  -              (69,331)         (69,569)
Loss on disposal of assets                       -                   -             (119,773)        (119,773)
                                    ----------------  ------------------   -----------------  ----------------

Net income                         $        22,070   $         409,606    $         745,817  $     1,177,493
                                    ================  ==================   =================  ================

Land, buildings and amenities, net $       163,111   $       7,664,048    $      27,288,180  $    35,115,339
                                    ================  ==================   =================  ================
Expenditures for land, buildings
  and amenities                    $             -   $         142,285    $       1,041,555  $     1,183,840
                                    ================  ==================   =================  ================

Segment liabilities                $         5,553   $       5,941,154    $      31,630,010  $    37,576,717
                                    ================  ==================   =================  ================

                                                               Year Ended December 31, 2002
                                    --------------------------------------------------------------------------------
                                           Land                Retail             Commercial            Total
                                    ------------------  --------------------   -----------------  ------------------

Rental income                      $         216,344   $       1,216,528      $       8,092,177  $       9,525,049
Tenant reimbursements                              -              29,027                489,157            518,184
                                    ------------------  --------------------   -----------------  ------------------
     Total revenues                          216,344           1,245,555              8,581,334         10,043,233

Operating expenses and operating
  expenses - affiliated                       17,953              94,981              2,098,038          2,210,972
Management fees                                3,600              77,406                507,504            588,510
Real estate taxes                              1,563              29,875                372,845            404,283
Depreciation and amortization                  5,087             269,271              1,569,683          1,844,041
                                    ------------------  --------------------   -----------------  ------------------

     Total operating expenses                 28,203             471,533              4,548,070          5,047,806

Operating income                             188,141             774,022              4,033,264          4,995,427

Interest and other income                     37,960                 359                 31,368             69,687
Interest income - affiliated                  11,261              26,544                105,371            143,176
Interest expense                                (224)           (501,406)            (2,617,805)        (3,119,435)
Interest expense - affiliated                      -                   -               (155,583)          (155,583)
Loss on disposal of assets                         -                   -                   (432)              (432)
                                    ------------------  --------------------   -----------------  ------------------

Net income                         $         237,138   $         299,519      $       1,396,183  $       1,932,840
                                    ==================  ====================   =================  ==================

Land, buildings and amenities, net $         574,306   $       7,788,281      $      27,916,674  $      36,279,261
                                    ==================  ====================   =================  ==================
Expenditures for land, buildings
  and amenities                    $               -   $           3,454      $         262,754  $         266,208
                                    ==================  ====================   =================  ==================

Segment liabilities                $           8,370   $       6,330,785      $      40,746,339  $      47,085,494
                                    ==================  ====================   =================  ==================

Blankenbaker Business Center 1A

        The joint venture’s reportable operating segments include only one segment —Commercial Real Estate Operations.

Note 11 — Selected Quarterly Financial Data (Unaudited)

NTS Realty

                                                                 For the Quarters Ended
                                             -------------------------------------------------------------------
                       2004                      March 31       June 30         September 30     December 31
----------------------------------------------------------------------------- ----------------------------------

Operating loss                              $     (18,041)   $          (286) $        (5,789) $    (3,245,424)(1)
Net loss allocated to the limited partners        (16,908)              (268)          (5,426)      (3,041,689)
Net loss per limited partnership unit                   -                  -                -            (0.29)
(1)	See Note 9 - Committments and Contingencies for a discussion of our Merger/Settlement Charge.

NTS-Properties III

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                       2004                      March 31       June 30         September 30     December 27
--------------------------------------------------------------------------------------------------------------

Total revenues                              $     934,067    $       941,357  $       955,054  $       980,530
Operating income                                  118,630            169,855          210,636          135,231
Net income (loss) allocated to the limited
 partners                                          31,184             82,594          125,578         (443,891)
Net income (loss) per limited partnership unit       2.48               6.57             9.99           (35.31)

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                        2003                     March 31       June 30         September 30     December 31
--------------------------------------------------------------------------------------------------------------

Total revenues                              $     992,864     $      922,773  $       931,837  $      916,406
Operating income                                  225,742            134,746          216,807         113,562
Net income allocated to the limited partners      127,495             40,930          121,030          23,371
Net income per limited partnership unit             10.14               3.26             9.63            1.86

NTS-Properties IV

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                        2004                     March 31       June 30         September 30     December 27
--------------------------------------------------------------------------------------------------------------

Total revenues                              $     597,208     $      584,315  $       557,256  $       496,168
Operating (loss) income                           (86,370)             5,068          (10,955)        (157,891)
Net loss allocated to the limited partners       (116,877)           (17,261)         (61,512)        (438,346)
Net loss per limited partnership unit               (4.85)             (0.72)           (2.55)          (18.18)

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                        2003                     March 31       June 30         September 30     December 31
--------------------------------------------------------------------------------------------------------------

Total revenues                              $     624,518    $       632,816  $       614,204  $       721,491
Operating income                                  112,589             68,192          129,550          100,638
Net income allocated to the limited partners       75,015             36,671           80,040           63,066
Net income per limited partnership unit              3.11               1.52             3.32             2.62

NTS-Properties V

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2004                        March 31      June 30          September 30     December 27
--------------------------------------------------------------------------------------------------------------

Total revenues                              $   1,215,284   $      1,279,607  $     1,257,912  $     1,234,877
Operating (loss) income                          (181,759)            29,120         (142,563)        (136,375)
Minority interest                                 (10,364)               694          (28,098)        (174,851)
Net loss allocated to the limited partners       (406,332)          (211,541)        (346,814)        (947,307)
Net loss per limited partnership unit              (13.31)             (6.93)          (11.36)          (31.05)

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2003                        March 31       June 30         September 30     December 31
----------------------------------------------------------------------------------- --------------------------

Total revenues                              $   1,206,033   $      1,392,484  $     1,232,267  $     1,250,346
Operating income                                    7,921             83,693           70,520           26,488
Minority interest                                  (7,046)            11,688           (4,925)          (4,807)
Net loss allocated to the limited partners       (229,576)          (170,975)        (161,165)         (93,925)
Net loss per limited partnership unit               (7.52)             (5.60)           (5.28)           (3.08)

NTS-Properties VI

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2004                        March 31       June 30         September 30     December 27
----------------------------------------------------------------------------------- --------------------------

Total revenues                              $   2,614,659  $       2,657,086  $     2,734,123  $     2,797,114
Operating income                                   73,612            326,974          110,821          185,956
Minority interest                                   5,416              8,193            8,675           13,277
Net loss allocated to the limited partners       (524,166)          (265,596)        (484,478)        (691,335)
Net loss per limited partnership unit              (13.48)             (6.83)          (12.46)          (17.77)

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2003                        March 31       June 30         September 30     December 31
-------------------------------------------- -----------------------------------------------------------------

Total revenues                              $   2,748,067  $       2,711,069  $     2,694,201  $     2,686,469
Operating income (loss)                           361,311             (8,885)         270,682          390,143
Minority interest                                   8,743              6,336            7,674           12,475
Net loss allocated to the limited partners       (280,881)          (719,330)        (360,295)        (131,726)
Net loss per limited partnership unit               (7.22)            (18.50)           (9.26)           (3.39)

NTS-Properties VII

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2004                        March 31       June 30         September 30     December 27
----------------------------------------------------------------------------------- --------------------------

Total revenues                              $     385,305  $         385,414   $      408,219  $       392,614
Operating loss                                    (83,968)           (34,097)          (4,870)         (51,492)
Net loss allocated to the limited partners       (115,179)           (67,652)         (50,157)         (96,585)
Net loss per limited partnership unit               (0.21)             (0.12)           (0.09)           (0.18)

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2003                        March 31      June 30          September 30     December 31
----------------------------------------------------------------------------------- --------------------------

Total revenues                              $     431,371  $         427,262   $      398,423  $       380,802
Operating income (loss)                            24,585             (7,204)          20,782          (48,183)
Net loss allocated to the limited partners         (9,251)           (40,357)         (34,128)         (84,880)
Net loss per limited partnership unit               (0.02)             (0.07)           (0.06)           (0.16)

NTS Private Group

                                                                 For the Quarters Ended
                                             -----------------------------------------------------------------
                     2004                        March 31       June 30         September 30     December 27
-------------------------------------------- ------------------ ------------------ ---------------------------

Total revenues                              $   2,305,856  $       2,277,937   $    2,305,774  $     2,384,002
Operating income                                  854,754            882,775          946,252        1,028,543
Net income (loss)                                 144,515            234,225          293,741       (2,831,540)

                                                                  For the Quarters Ended
-                                           ------------------------------------------------------------------
                     2003                        March 31      June 30          September 30     December 31
--------------------------------------------------------------------------------------------------------------

Total revenues                              $   2,269,918  $       2,241,155   $    2,367,046   $    2,391,315
Operating income                                1,067,700            972,737          992,152        1,134,087
Net income                                        304,172            144,296          283,958          445,067

Blankenbaker Business Center 1A

                                                                  For the Quarters Ended
                                             -----------------------------------------------------------------
                     2004                        March 31       June 30        September 30      December 27
-------------------------------------------- -----------------------------------------------------------------

Total revenues                              $     237,253  $         237,253   $      237,253  $       237,252
Operating income                                  113,981            106,707           68,632           65,779
Net income                                         88,535             84,296           46,286           28,381

                                                                 For the Quarters Ended
                                            -----------------------------------------------------------------------------
                     2003                        March 31       June 30         September 30     December 31
-------------------------------------------------------------------------------------------------------------------------
Total revenues                              $     237,253  $         237,253   $      237,253  $       237,252
Operating income                                  128,257            121,842          105,448          107,399
Net income                                         91,077             87,568           22,472           78,897

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

        Our managing general partner established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

        As of December 31, 2004, our managing general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART III

Item 10 – Directors and Executive Officers of the Registrant

        The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 11 – Executive Compensation

        The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 13 — Certain Relationships and Related Transactions

        The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

Item 14 – Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2005.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

1 — Financial Statements

        The financial statements along with the report from Ernst & Young LLP dated March 30, 2005, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 — Financial Statement Schedules

Schedules	Page No.
Schedule III - Real Estate and Accumulated Depreciation	146-147

        All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.

2.01	Agreement and Plan of Merger entered into by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS- Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd.	(2)

2.02	Contribution Agreement entered into by and among NTS Realty Holdings Limited Partnership and ORIG, LLC.	(3)

3.01	Certificate of Limited Partnersip of NTS Realty Holdings Limited Partnership	(5)

3.02	Form of Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership.	(4)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(5)

3.04	Bylaws of NTS Realty Capital, Inc.	(6)

10.01	Form of Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company.	(5)

10.02	Lease Agreement dated as of Janaury 12, 2005, between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(1)

14.01	Code of Conduct and Ethics.	(1)

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

99.1	Form of Lock-up Agreement between NTS Realty Holdings Limited Partnership and the executive officers of NTS Realty Capital, Inc.	(5)

99.2	Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004.	(5)

(1)	Filed as part of this Annual Report on Form 10-K.

(2)	Incorporated by reference to Appendix B to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(3)	Incorporated by reference to Appendix C to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(4)	Incorporated by reference to Appendix D to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(5)	Incorporated by reference to the Registrant's Form S-4, as filed by the Registrant with the Securities and Exchange Commission on February 4, 2004.

(6)	Incorporated by reference to Amendment No. 1 to the Form S-4, as filed by the Registrant with the Securities and Exchange Commission on June 18, 2004.

(7)	Incorporated by refence to the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2004

                                                        Cost Capitalized
                                    Initial Cost to       Subsequent to          Gross Amount at Which
                                        Company            Acquisition         Carried at Close of Period
                                  --------------------  -------------------   ------------------------------
                                           Buildings          Buildings            Buildings
Property                                      and                and                  and                Accum.   Year
Description       Encumbrances    Land    Improvements  Land Improvements   Land  Improvements Total(1) Deprec.(2)Const
----------------- ------------    ----    ------------  ---- ------------   ----  ------------ -------- -------- -------
Commercial
Anthem Office Center        -  $  760,037  $ 3,339,521  $  -  $   -  $  760,037 $3,339,521  $4,099,558    -     1995
Atrium         (8)          -   1,032,711    1,839,129     -      -   1,032,711  1,839,129   2,871,840    -     1984
BBC 1A         (8)          -   1,529,025    2,270,164     -      -   1,529,025  2,270,164   3,799,189    -     1988
BBC 1B         (8)          -     365,659    1,428,756     -      -     365,659  1,428,756   1,794,415    -     1988
BBC II         (8)          -     543,639    2,025,969     -      -     543,639  2,025,969   2,569,608    -     1988
Clarke American(3)  3,101,366     521,736    2,165,877     -      -     521,736  2,165,877   2,687,613    -     2000
CBC I                       -     981,827    1,964,935     -      -     981,827  1,964,935   2,946,762    -     1984
CBC II                      -     891,649    1,208,480     -      -     891,649  1,208,480   2,100,129    -     1985
Lakeshore I    (7)          -   2,128,882    3,661,323     -      -   2,128,882  3,661,323   5,790,205    -     1986
Lakeshore II   (7)          -   3,171,812    3,772,955     -      -   3,171,812  3,772,955   6,944,767    -     1989
Lakeshore III  (7)          -   1,264,136    3,252,297     -      -   1,264,136  3,252,297   4,516,433    -     2000
NTS Center                  -   1,074,010    2,977,364     -      -   1,074,010  2,977,364   4,051,374    -     1977
Peachtree                   -   1,417,444    3,459,185     -      -   1,417,444  3,459,185   4,876,629    -     1979
Plainview Center            -     753,160    3,414,356     -      -     753,160  3,414,356   4,167,516    -     1983
Plainview Point
  I & II                    -     447,129    1,993,392     -      -     447,129  1,993,392   2,440,521    -     1983
Plainview Point
  III          (4)  2,905,604     681,927    2,139,793     -      -     681,927  2,139,793   2,821,720    -     1987
Sears                       -     925,539    1,390,215     -      -     925,539  1,390,215   2,315,754    -     1987
Springs Med. I (8)          -   1,221,864    3,438,614     -      -   1,221,864  3,438,614   4,660,478    -     1988
Springs Office (8)          -   2,667,040    5,660,709     -      -   2,667,040  5,660,709   8,327,749    -     1990

Multifamily (6)
Golf Brook                  -   2,728,354   11,607,036     -      -   2,728,354 11,607,036  14,335,390    -     1989
Park Place I                -   1,697,989    6,633,194     -      -   1,697,989  6,633,194   8,331,183    -     1987
Park Place II               -   1,584,214    6,004,630     -      -   1,584,214  6,004,630   7,588,844    -     1989
Park Place III              -   1,899,320    8,444,639     -      -   1,899,320  8,444,639  10,343,959    -     2000
Park at the Willows         -     350,273    1,481,672     -      -     350,273  1,481,672   1,831,945    -     1988
Sabal Park                  -   2,260,385    6,350,527     -      -   2,260,385  6,350,527   8,610,912    -     1987
Willow Lake                 -   2,555,062    8,368,028     -      -   2,555,062  8,368,028  10,923,090    -     1985
Willows of
  Plainview I               -   1,326,136    4,489,812     -      -   1,326,136  4,489,812   5,815,948    -     1985
Willows of
  Plainview II              -   1,339,039    4,975,793     -      -   1,339,039  4,975,793   6,314,832    -     1985

Retail
Bed, Bath &
  Beyond       (5)  2,806,142     734,860    2,290,252     -      -     734,860  2,290,252   3,025,112    -     1999
Outlets Mall                -   1,008,618    2,763,070     -      -   1,008,618  2,763,070   3,771,688    -     1983
Springs Station(8)          -     427,465      978,891     -      -     427,465    978,891   1,406,356    -     2001

Land
IIT Parking Lot             -     161,529            -     -      -     161,529          -     161,529    -       N/A
                               --------------------------------------------------------------------------------
                              $40,452,470 $115,790,578  $  -  $   - $40,452,470 $115,790,578 $156,243,048 $ -
                               ================================================================================
(1)	Aggregate cost of real estate for tax purposes is approximately $237,542,000.
(2)

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-40 years for buildings and improvements and 3-30 years for amenities. Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)	Mortgage held by an insurance company secured by certain land and a building.
(4)	Mortgage held by an insurance company secured by certain land, building and amenities.
(5)	Mortgage help by a bank secured by certain land and a building.
(6)	$75,000,000 mortgage held by an insurance company secured by Golf Brook, Sabal Park, Willow Lake, The Willows of Plainview Phases I and II, The Park at the Willows and Park Place Phases I, II and III.
(7)	$14,000,000 mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.
(8)	These properties were mortgaged in connection with a $30 million mortgage payable to an insurance company in March 2005.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                       Real                  Accumulated
                                                      Estate                Depreciation
                                               ----------------------   ----------------------
Balances on January 15, 2004                $                   -    $                    -

Merger acquisitions:
   Land                                                40,452,470                         -
   Buildings and amenities                            115,790,578                         -
                                               ----------------------   ----------------------

Balances on December 31, 2004               $         156,243,048    $                    -
                                               ======================   ======================

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:      NTS REALTY CAPITAL, INC.
           Its:      Managing General Partner

By:	/s/ Brian F. Lavin

Brian F. Lavin
Its: President and Chief Executive Officer
Date: March 31, 2005

By:	/s/ Gregory A. Wells

Gregory A. Wells
Its: Chief Financial Officer
Date: March 31, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

By:	/s/ J.D. Nichols

J.D. Nichols
Its: Chairman of the Board
Date: March 31, 2005

By:	/s/ Brian F. Lavin

Brian F. Lavin
Its: Director
Date: March 31, 2005

By:	/s/ Mark D. Anderson

Mark D. Anderson
Its: Director
Date: March 31, 2005

By:	/s/ John Daly

John Daly
Its: Director
Date: March 31, 2005

By:	/s/ John S. Lenihan

John S. Lenihan
Its: Director
Date: March 31, 2005