Form 10-Q
period 2005-03-31
NTS REALTY HOLDINGS LP
filed 2005-05-13
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road,
Louisville, Kentucky 40223
(Address of principal executive offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

As of May 9, 2005, there were 11,381,608 limited partnership units outstanding.

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2005 and December 31, 2004	4

	Statement of Partners' Equity as of March 31, 2005	4

	Statements of Operations for the Three Moonths Ended March 31, 2005 and 2004	5-6

	Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	7-8

	Notes to Financial Statements	9-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II — OTHER INFORMATION

Items 1 - 6	40-42

Signatures	43

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

        Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our registration statement on Form S-4, which became effective on October 27, 2004. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                                                      (UNAUDITED)
                                                                  ---------------------
                                                                     March 31, 2005         December 31, 2004
                                                                  ---------------------    --------------------
ASSETS
    Cash and equivalents                                        $        15,439,632      $          2,573,855
    Cash and equivalents - restricted                                     2,874,832                   313,255
    Accounts receivable, net of allowance for doubtful
      accounts of $226,576 at March 31, 2005 and
      $125,485 at December 31, 2004                                       1,940,516                 1,609,802
    Land, buildings and amenities, net                                  156,123,646               156,243,048
    Other assets                                                          6,312,001                 5,807,464
                                                                  ---------------------    --------------------

    TOTAL ASSETS                                                $       182,690,627      $        166,547,424
                                                                  =====================    ====================

LIABILITIES AND PARTNERS' EQUITY
    Mortgages and notes payable                                 $       127,532,509      $        112,799,938
    Accounts payable and accrued expenses                                 3,151,096                 2,588,663
    Accounts payable and accrued expenses - affiliate                       502,182                   177,879
    Security deposits                                                       857,427                   676,665
    Other liabilities                                                     1,605,702                   774,294
                                                                  ---------------------    --------------------

    TOTAL LIABILITIES                                                   133,648,916               117,017,439

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' EQUITY                                                         49,041,711                49,529,985
                                                                  ---------------------    --------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                          $       182,690,627      $        166,547,424
                                                                  =====================    ====================

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENT OF PARTNERS’ EQUITY
AS OF MARCH 31, 2005
(UNAUDITED)

                                      General        Limited
                                      Partner        Partners        General          Limited
                                     Interests      Interests        Partner         Partners          Total
                                   -------------------------------------------------------------------------------
PARTNERS' EQUITY
Initial equity                            714,491   10,667,117  $     3,132,821  $    46,770,445 $   49,903,266
Net loss prior year                             -            -          (23,433)        (349,848)      (373,281)
Net loss current year                           -            -          (30,652)        (457,622)      (488,274)
                                   -------------------------------------------------------------------------------

Balances on March 31, 2005                714,491   10,667,117  $     3,078,736  $    45,962,975 $   49,041,711
                                   ===============================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

REVENUES
     Rental income                                                        $                8,044,775
     Tenant reimbursements                                                                   539,120
                                                                            ---------------------------

     TOTAL REVENUES                                                                        8,583,895
                                                                            ---------------------------

EXPENSES
     Operating expenses                                                                    2,094,729
     Operating expenses - affiliated                                                         980,391
     Management fees                                                                         389,475
     Real estate taxes                                                                       561,838
     Professional and administrative expenses                                                738,633
     Professional and administrative expenses - affiliated                                   352,286
     Depreciation and amortization                                                         2,142,464
                                                                            ---------------------------

     TOTAL OPERATING EXPENSES                                                              7,259,816
                                                                            ---------------------------

     OPERATING INCOME                                                                      1,324,079

     Interest and other income                                                                44,224
     Interest expense                                                                     (1,827,262)
     Loss on disposal of assets                                                              (29,315)
                                                                            ---------------------------

     Net loss                                                             $                 (488,274)
                                                                            ===========================

     Net loss allocated to limited partners                               $                 (457,622)
                                                                            ===========================

     Net loss per limited partnership unit                                $                    (0.04)
                                                                            ===========================

     Number of limited partnership units                                                  10,667,117
                                                                            ===========================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                          NTS         NTS         NTS         NTS         NTS        NTS
                                      Properties   Properties  Properties  Properties Properties   Private
                                          III          IV          V           VI         VII       Group      BBC 1A
                                     ------------------------------------------------------------------------------------
REVENUES
   Rental income                    $     845,297      551,512    947,755    2,614,272   385,305    2,167,446   188,197
   Tenant reimbursements                   88,770       45,696    267,529          387         -      138,410    49,056
                                     ------------------------------------------------------------------------------------

   TOTAL REVENUES                         934,067      597,208  1,215,284    2,614,659   385,305    2,305,856   237,253
                                     ------------------------------------------------------------------------------------

EXPENSES
   Operating expenses                     191,169      123,718    382,607      767,966   104,682      456,859    29,023
   Operating expenses - affiliated         87,460      127,371    165,627      413,136    72,941      199,055    11,342
   Management fees                         42,922       34,333     67,171      132,721    19,450      134,748    14,236
   Real estate taxes                       52,146       31,354    131,823      125,788    19,908      103,231    13,248
   Professional and administrative
     expenses                             126,610      203,114    278,154      339,749   116,106       34,843         -
   Professional and administrative
     expenses - affiliated                 36,042       37,507     48,030       98,920    33,713            -         -
   Depreciation and amortization          279,088      126,181    323,631      662,767   102,473      522,366    55,423
                                     ------------------------------------------------------------------------------------

   TOTAL OPERATING EXPENSES               815,437      683,578  1,397,043    2,541,047   469,273    1,451,102   123,272
                                     ------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)                118,630      (86,370)  (181,759)      73,612   (83,968)     854,754   113,981

   Interest and other income                2,919        1,882      6,082        2,326       819        3,537        69
   Interest expense                      (101,439)     (58,061)  (245,123)    (599,880)  (60,940)    (675,178)  (25,515)
   Loss on disposal of assets                (448)           -          -         (103)        -      (38,598)        -
   Income from investment in
     joint ventures                             -       24,491          -            -    27,747            -         -
                                     ------------------------------------------------------------------------------------

   Income (loss) before minority
     interest                              19,662     (118,058)  (420,800)    (524,045) (116,342)     144,515    88,535
   Minority interest (loss) income              -            -    (10,364)       5,416         -            -         -
                                     ------------------------------------------------------------------------------------

   Net income (loss)                $      19,662     (118,058)  (410,436)    (529,461) (116,342)     144,515    88,535
                                     ====================================================================================

   Net income (loss) allocated to
     the limited partners           $      31,184     (116,877)  (406,332)    (524,166) (115,179)
                                     =============================================================

   Net income (loss) per limited
     partnership unit               $        2.48        (4.85)    (13.31)       13.48     (0.21)
                                     =============================================================

   Weighted average number of
     limited partnership units             12,570       24,109     30,521       38,889   552,236
                                     =============================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $                (488,274)
Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on disposal of assets                                                                         29,315
    Depreciation and amortization                                                                   2,320,404
    Write-off of loan costs                                                                           113,102
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                                              (561,577)
      Accounts receivable                                                                            (330,714)
      Other assets                                                                                 (1,139,684)
      Accounts payable and accrued expenses                                                           562,433
      Accounts payable and accrued expenses - affiliate                                               324,303
      Security deposits                                                                               180,762
      Other liabilities                                                                               831,408
                                                                                     ----------------------------

    Net cash provided by operating activities                                                       1,841,478
                                                                                     ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to land, buildings and amenities                                                     (1,644,698)
    Cash and equivalents - restricted                                                              (2,000,000)
                                                                                     ----------------------------

    Net cash used in investing activities                                                          (3,644,698)
                                                                                     ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from mortgages and notes payable                                                      30,000,000
    Principal payments on mortgages and notes payable                                                (281,367)
    Payoff of notes payable                                                                           (14,712)
    Payoff of revolving note payable                                                              (14,971,350)
    Additions to loan costs                                                                           (63,574)
                                                                                     ----------------------------

    Net cash provided by financing activities                                                      14,668,997
                                                                                     ----------------------------

    Net increase in cash and equivalents                                                           12,865,777
                                                                                     ----------------------------

CASH AND EQUIVALENTS, beginning of period                                                           2,573,855
                                                                                     ----------------------------

CASH AND EQUIVALENTS, end of period                                                 $              15,439,632
                                                                                     ============================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
PREDECESSORS’ STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

                                                  NTS         NTS          NTS         NTS         NTS          NTS
                                               Properties  Properties  Properties   Properties  Properties    Private
                                                  III          IV           V           VI         VII         Group      BBC 1A
                                              -------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $    19,662    (118,058)     (410,436)   (529,461)    (116,342)    144,515     88,535
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Loss on disposal of assets                         448           -             -         103            -      38,598          -
  Depreciation and amortization                  306,694     135,504       379,944     676,244      103,253     589,156     65,286
  Income from investment in joint ventures             -     (24,491)            -           -      (27,747)          -          -
  Minority interest (loss) income                      -           -       (10,364)      5,416            -           -          -
  Changes in assets and liabilities:
    Cash and equivalents - restricted            (18,483)    (23,395)     (292,475)    (28,044)        (425)    (93,881)   (12,360)
    Accounts receivable                          (72,231)     19,474        21,789      83,752        1,571       4,399     19,430
    Other assets                                 (37,472)       (777)      (17,195)    (12,128)         529     (19,998)      (364)
    Accounts payable and accrued expenses        (59,546)    (28,697)      136,790     689,931      (48,112)   (192,861)     2,252
    Security deposits                              2,685          50         6,200         991          150           -          -
    Other liabilities                             70,877      23,951       159,106     125,238       20,982     101,757     14,819
                                              -------------------------------------------------------------------------------------

  Net cash provided by (used in) operating
  activities                                     212,634     (16,439)      (26,641)   1,012,042     (66,141)    571,685     177,598
                                               -------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to land, buildings and amenities     (60,567)     (3,023)      (46,377)    (233,015)          -     (28,867)         -
  Investment in and advances from (to) joint                                                         10,924
    ventures                                           -      30,028             -      (14,480)                      -          -
  Minority interest                                    -           -        (5,415)           -           -           -          -
                                              -------------------------------------------------------------------------------------

  Net cash (used in) provided by investing
  activities                                     (60,567)     27,005       (51,792)    (247,495)     10,924     (28,867)         -
                                              -------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages and notes payable            -           -       194,440            -           -           -          -
  Principal payments on mortgages and notes
    payable                                     (108,485)   (158,198)      (72,976)    (539,843)    (39,410)   (795,851)  (144,083)
  Cash distributions                                   -           -             -            -           -    (134,000)   (34,856)
  Cash contributions                                   -           -             -            -           -     222,000          -
  Additions to loan costs                         (1,000)          -        (3,116)           -           -           -          -
                                              -------------------------------------------------------------------------------------

  Net cash (used in) provided by financing
  activities                                    (109,485)   (158,198)      118,348     (539,843)    (39,410)   (707,851)  (178,939)
                                              -------------------------------------------------------------------------------------

  Net increase (decrease) in cash and
  equivalents                                     42,582    (147,632)       39,915      224,704     (94,627)   (165,033)    (1,341)

CASH AND EQUIVALENTS, beginning of period        180,911     298,240       191,321      125,342     263,655     440,049     33,977
                                              -------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, end of period          $   223,493     150,608       231,236      350,046     169,028     275,016     32,636
                                              =====================================================================================

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

        The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. In the opinion of our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 – Summary of Significant Accounting Policies

A) Organization and Distribution Policy

        NTS Realty was organized in the state of Delaware in 2003. Our registration statement on Form S-4 was made effective by the Securities and Exchange Commission (“SEC”) on October 27, 2004 with respect to a proposed merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”) registered under the Securities Exchange Act of 1934, along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. Certain litigation as described in Note — 11 Commitments and Contingencies was settled in connection with the merger. The merger was completed on December 28, 2004 after a majority of the outstanding limited partnership interests of each Partnership were voted in favor of the merger. As a result of the merger, the Partnerships and Blankenbaker Business Center 1A ceased to exist by operation of law. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company (“ORIG”), affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties. We accounted for the merger using the purchase method. All purchase price allocations are final.

        The Partnerships, NTS Private Group and Blankenbaker Business Center 1A are referred to as NTS Realty’s Predecessors (the “Predecessors”). NTS Realty did not have significant operations until the merger on December 28, 2004. All operations prior to that are for the Predecessors and are reflected as such in the accompanying Statements of Operations. The Predecessors’ operating results were substantially complete as of December 27, 2004 for the calendar year ended December 31, 2004.

        In connection with the merger, we issued 11,381,608 limited partnership units to the former limited and general partners of the Partnerships and to ORIG.

        We recently refinanced approximately $94.0 million of debt on the properties contributed by the Partnerships and ORIG with approximately $104.0 million of new debt. Acquisition of the new debt required us to pay yield maintenance premiums on the refinanced debt, which totaled approximately $5.8 million.

        We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. Following the merger and contribution and as of March 31, 2005, we own thirty-two properties, comprised of: nine multifamily properties; nineteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (22) and Lexington (3), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (1), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,350 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

Note 3 — Use of Estimates in the Preparation of Financial Statements

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

Note 4 – Concentration of Credit Risk

        We own and operate multifamily, commercial and retail properties and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale and Orlando, Florida, Indianapolis, Indiana and Atlanta, Georgia.

        Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 5 — Cash and Equivalents

        Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night. As of March 31, 2005, approximately $2,441,000 of our overnight investment was included in cash and equivalents.

Note 6 — Cash and Equivalents — Restricted

        Cash and equivalents — restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 7 — Property and Depreciation

        Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the current term of the respective tenant lease.

        Depreciation expense for the three months ended March 31, 2005 and 2004 was as follows:

                                                                               (UNAUDITED)
                                                                -------------------------------------------
                                                                            Three Months Ended
                                                                                March 31,
                                                                -------------------------------------------
                                                                        2005                  2004
                                                                ---------------------  --------------------

NTS Realty                                                    $        1,734,785
                                                                =====================

NTS-Properties III                                                                   $          273,715
NTS-Properties IV                                                                               126,181
NTS-Properties V                                                                                323,631
NTS-Properties VI                                                                               662,767
NTS-Properties VII                                                                              102,472
NTS Private Group                                                                               498,741
Blankenbaker Business Center 1A                                                                  55,423
                                                                                       --------------------

                                                                                     $        2,042,930
                                                                                       ====================

        Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the three months ended March 31, 2005 and 2004 did not result in an impairment loss.

Note 8 – Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

                                                                                     (UNAUDITED)
                                                                                 --------------------
                                                                                      March 31,            December 31,
                                                                                        2005                   2004
                                                                                 --------------------  ---------------------
Note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR one-month rate plus 1.75%, due June 28, 2005.
The note was refinanced in March 2005, as discussed below.                     $                 -   $        14,971,350

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and
buildings, with a carrying value of $25,775,613.                                        30,000,000                     -

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 5.36%, due
January 1, 2008, secured by certain land and buildings, with a carrying value of $17,179,258.  The mortgage is guaranteed by Mr. Nichols (75%) and Mr.
Lavin (25%).                                                                            13,956,000            14,000,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and
buildings, with a carrying value of $73,944,001.                                        74,849,728            75,000,000

Mortgage payable to a bank in monthly installments, bearing interest at
9.00%, maturing August 1, 2010, secured by certain land and a building, with
a carrying value of $3,001,274.                                                          2,785,451             2,806,142

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a
building, with a carrying value of $2,648,158.                                           3,057,595             3,101,366

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land,
buildings and amenities, with a carrying value of $2,769,632.                            2,883,735             2,905,604

Note payable to a finance company in monthly installments, bearing interest at 8.50%, due July 15, 2006, secured by equipment.  The note was paid in full
in January 2005.                                                                                 -                15,476
                                                                                 --------------------  ---------------------

                                                                               $       127,532,509   $       112,799,938
                                                                                 ====================  =====================

        Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2005 was approximately $119,626,000.

        The note payable to a bank was paid from the proceeds of a $30 million mortgage payable to an insurance company in March 2005. The mortgage payable bears interest at a fixed rate of 5.07%, maturing on March 15, 2015 and is secured by certain land and buildings, with a carrying value of $25,775,613.

        Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 9 — Accounts Payable and Accrued Expenses — Affiliate

        Accounts payable and accrued expenses — affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

Note 10 – Related Party Transactions

        NTS Realty is externally managed under an agreement with NTS Development Company (“NTS Devco”), an affiliate of NTS Realty’s general partners. NTS Devco is paid a management fee pursuant to the terms of an agreement entered into with NTS Realty. NTS Devco is also reimbursed its actual costs for services rendered to NTS Realty.

        We were charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2005. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

NTS Realty

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2005
                                                                                  ------------------------------

Property management fees                                                         $                 389,475
                                                                                  ------------------------------

Property management                                                                                611,852
Leasing                                                                                             50,790
Administrative - operating                                                                         296,783
Other                                                                                               20,966
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                         980,391
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                              352,286
                                                                                  ------------------------------

Related party transactions capitalized                                                                   -
                                                                                  ------------------------------

Total related party transactions                                                 $               1,722,152
                                                                                  ==============================

        During the three months ended March 31, 2005, we were charged $15,161 for property maintenance fees from an affiliate of NTS Devco.

        NTS Devco leased 20,368 square feet in one of our properties, NTS Center, at a rental rate of $14.50 per square foot. We received rental payments of approximately $74,000, or 8% of our total rental income, from NTS Devco during the three months ended March 31, 2005.

        NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot. We received rental payments of approximately $2,000 from NTS Devco during the three months ended March 31, 2005.

NTS-Properties III

        Prior to the merger and pursuant to an agreement with NTS-Properties III (“NTS-III”), NTS Devco, an affiliate NTS-III’s general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-III was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2004
                                                                                  ------------------------------

Property management fees                                                         $                  42,922
                                                                                  ------------------------------

Property management                                                                                 54,487
Leasing                                                                                             15,291
Administrative - operating                                                                          15,653
Other                                                                                                2,029
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                          87,460
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                               36,042
                                                                                  ------------------------------

Repairs and maintenance fees                                                                         1,890
Leasing commissions                                                                                  3,303
                                                                                  ------------------------------

     Total related party transactions capitalized                                                    5,193
                                                                                  ------------------------------

Total related party transactions                                                 $                 171,617
                                                                                  ==============================

        During the three months ended March 31, 2004, NTS-III was charged $1,828 for property maintenance fees from an affiliate of NTS Devco.

        During the three months ended March 31, 2004, NTS Devco leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. NTS-III received rental payments of approximately $74,000, or 8% of their total rental income, from NTS Devco during the three months ended March 31, 2004.

NTS-Properties IV

        Prior to the merger and pursuant to an agreement with NTS-Properties IV (“NTS-IV”), NTS Devco, an affiliate of NTS-IV’s general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-IV was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                          (UNAUDITED)
                                                                                 ------------------------------
                                                                                      Three Months Ended
                                                                                        March 31, 2004
                                                                                 ------------------------------

Property management fees                                                        $                  34,333
                                                                                 ------------------------------

Property management                                                                                76,752
Leasing                                                                                            20,787
Administrative - operating                                                                         27,906
Other                                                                                               1,926
                                                                                 ------------------------------

     Total operating expenses - affiliated                                                        127,371
                                                                                 ------------------------------

Professional and administrative expenses - affiliated                                              37,507
                                                                                 ------------------------------

Repairs and maintenance fees                                                                            -
Leasing commissions                                                                                 5,788
                                                                                 ------------------------------

     Total related party transactions capitalized                                                   5,788
                                                                                 ------------------------------

Total related party transactions                                                $                 204,999
                                                                                 ==============================

        During the three months ended March 31, 2004, NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. NTS-IV received rental payments of approximately $2,000 from NTS Devco during the three months ended March 31, 2004.

NTS-Properties V

        Prior to the merger and pursuant to an agreement with NTS-Properties V (“NTS-V”), NTS Devco, an affiliate of NTS-V’s general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-V was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                            (UNAUDITED)
                                                                                   ------------------------------
                                                                                        Three Months Ended
                                                                                          March 31, 2004
                                                                                   ------------------------------

Property management fees                                                          $                  67,171
                                                                                   ------------------------------

Property management                                                                                 118,629
Leasing                                                                                              11,192
Administrative - operating                                                                           34,368
Other                                                                                                 1,438
                                                                                   ------------------------------

     Total operating expenses - affiliated                                                          165,627
                                                                                   ------------------------------

Professional and administrative expenses - affiliated                                                48,030
                                                                                   ------------------------------

Repairs and maintenance fees                                                                          1,702
Leasing commissions                                                                                       -
                                                                                   ------------------------------

     Total related party transactions capitalized                                                     1,702
                                                                                   ------------------------------

Total related party transactions                                                  $                 282,530
                                                                                   ==============================

NTS-Properties VI

        Prior to the merger and pursuant to an agreement with NTS-Properties VI (“NTS-VI”), NTS Devco, an affiliate of NTS-VI’s general partner, received property management fees on a monthly basis. The fees were equal to 5% and 6% of the gross revenues from the multifamily properties and the commercial property, respectively. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-VI was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2004
                                                                                  ------------------------------

Property management fees                                                         $                 132,721
                                                                                  ------------------------------

Property management                                                                                261,601
Leasing                                                                                             36,060
Administrative - operating                                                                         110,267
Other                                                                                                5,208
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                         413,136
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                               98,920
                                                                                  ------------------------------

Repairs and maintenance fees                                                                        12,197
Leasing commissions                                                                                  4,538
                                                                                  ------------------------------

     Total related party transactions capitalized                                                   16,735
                                                                                  ------------------------------

Total related party transactions                                                 $                 661,512
                                                                                  ==============================

        During the three months ended March 31, 2004, NTS-V was charged $7,006 for property maintenance fees from an affiliate of NTS Devco.

NTS-Properties VII

        Prior to the merger and pursuant to an agreement with NTS-Properties VII (“NTS-VII”), NTS Devco, an affiliate of NTS-VII’s general partner, received property management fees on a monthly basis. The fees were equal to 5% of the gross revenues from our multifamily properties. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-VII was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2004
                                                                                  ------------------------------

Property management fees                                                         $                  19,450
                                                                                  ------------------------------

Property management                                                                                 40,979
Leasing                                                                                              6,758
Administrative - operating                                                                          24,646
Other                                                                                                  558
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                          72,941
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                               33,713
                                                                                  ------------------------------

Related party transactions capitalized                                                                   -
                                                                                  ------------------------------

Total related party transactions                                                 $                 126,104
                                                                                  ==============================

NTS Private Group

        Prior to the merger, NTS Devco, an affiliate of NTS Private Group (the “Group”), received property management fees on a monthly basis. The fees were equal to 6% of the gross revenues from commercial and retail properties and $100 monthly for each commercial land lease. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        The Group was charged the following amounts by NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2004
                                                                                  ------------------------------

Property management fees                                                         $                 134,748
                                                                                  ------------------------------

Property management                                                                                122,265
Leasing                                                                                             31,658
Administrative - operating                                                                          41,298
Other                                                                                                3,834
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                         199,055
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                                    -
                                                                                  ------------------------------

Repairs and maintenance fees                                                                         1,941
Leasing commissions                                                                                    909
                                                                                  ------------------------------

     Total related party transactions capitalized                                                    2,850
                                                                                  ------------------------------

Total related party transactions                                                 $                 336,653
                                                                                  ==============================

        During the three months ended March 31, 2004 the Group was charged $8,452 for property maintenance fees from an affiliate of NTS Devco.

Blankenbaker Business Center 1A

        Prior to the merger and pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Devco, an affiliate of the general partners of the partnerships, received property management fees on a monthly basis. The fee was equal to 6% of the gross revenues from the partnerships’ commercial properties. Also permitted by an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Devco for the three months ended March 31, 2004. These charges included items which were expensed as operating expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

                                                                                           (UNAUDITED)
                                                                                  ------------------------------
                                                                                       Three Months Ended
                                                                                         March 31, 2004
                                                                                  ------------------------------

Property management fees                                                         $                  14,236
                                                                                  ------------------------------

Property management                                                                                  8,120
Leasing                                                                                                  -
Administrative - operating                                                                           3,066
Other                                                                                                  156
                                                                                  ------------------------------

     Total operating expenses - affiliated                                                          11,342
                                                                                  ------------------------------

Professional and administrative expenses - affiliated                                                    -
                                                                                  ------------------------------

Related party transactions capitalized                                                                   -
                                                                                  ------------------------------

Total related party transactions                                                 $                  25,578
                                                                                  ==============================

        During the three months ended March 31, 2004, we were charged an immaterial fee for property maintenance fees from an affiliate of NTS Devco.

Note 11 — Commitments and Contingencies

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

        On March 2, 2004, the General Partners filed a motion to dismiss the Bohm litigation. After the motion to dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected second amended complaint on August 11, 2004. The General Partners, along with all defendants, filed a motion to strike the corrected second amended complaint. On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the individual plaintiffs. On March 9, 2005, the General Partners, along with all of the defendants, filed: (1) a motion to dismiss and (2) a joint motion to dismiss the “corrected” second amended complaint. A hearing on these motions is scheduled for July 15, 2005. The General Partners believe that the claims asserted in the “corrected” second amended complaint have no merit.

Note 12 – Segment Reporting

        Our reportable operating segments include – Multifamily, Commercial, Retail and Land Real Estate Operations. The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income or loss. Expenses at the Partnership level are represented in the non-segment column.

NTS Realty

                                                               Three Months Ended March 31, 2005
                                  ---------------------------------------------------------------------------------------
                                   Multifamily     Commercial       Retail         Land       Non Segment     Total
                                  --------------------------------------------- -----------------------------------------
Rental income                    $    3,582,597  $    4,200,896  $    341,392  $      9,042$      (89,152) $   8,044,775
Tenant reimbursements                         -         525,907        13,213             -             -        539,120
                                  --------------------------------------------- -----------------------------------------

     Total revenues                   3,582,597       4,726,803       354,605         9,042       (89,152)     8,583,895

Operating expenses and operating
  expenses - affiliated               1,610,597       1,433,427        30,961           135             -      3,075,120
Management fees                         177,905         198,119        13,451             -             -        389,475
Real estate taxes                       242,130         311,727         7,578           403             -        561,838
Professional and administrative
  expenses and professional and
  administrative expenses
  - affiliated                                -               -             -             -     1,090,919      1,090,919
Depreciation and amortization           834,219       1,232,765        74,828           652             -      2,142,464
                                  --------------------------------------------- -----------------------------------------

     Total operating expenses         2,864,851       3,176,038       126,818         1,190     1,090,919      7,259,816

Operating income (loss)                 717,746       1,550,765       227,787         7,852    (1,180,071)     1,324,079

Interest and other income                 1,987          17,657            12             -        24,568         44,224
Interest expense                       (584,332)       (849,857)      (91,251)            -      (301,822)    (1,827,262)
Loss on disposal of assets              (21,881)         (7,434)            -             -             -        (29,315)
                                  --------------------------------------------- -----------------------------------------

Net income (loss)                $       113,520 $      711,131  $    136,548  $      7,852$   (1,457,325) $    (488,274)
                                  ============================================= =========================================

NTS-Properties III

        NTS-III’s reportable operating segments included only one segment — Commercial Real Estate Operations.

NTS-Properties IV

        NTS-IV’s reportable operating segments included — Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-IV’s ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase I. The commercial operations represented NTS-IV’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which NTS-IV’s management internally reported financial information for the purposes of assisting in making internal operating decisions. NTS-IV’s management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and joint venture income or loss incurred at the Partnership level were not allocated to the operating segments.

                                                                       Three Months Ended March 31, 2004
                                                         -------------------------------------------------------------
                                                           Multifamily           Commercial             Total
                                                         -------------------  -------------------  -------------------
Rental income                                          $           286,589  $           264,923  $          551,512
Tenant reimbursements                                                    -               45,696              45,696
                                                         -------------------  -------------------  -------------------

     Total revenues                                                286,589              310,619             597,208
                                                         -------------------  -------------------  -------------------

Operating expenses and operating expenses - affiliated             137,979              113,110             251,089
Management fees                                                     14,716               19,617              34,333
Real estate taxes                                                   13,260               18,094              31,354
Depreciation and amortization                                       50,864               73,788             124,652
                                                         -------------------  -------------------  -------------------

     Total operating expenses                                      216,819              224,609             441,428
                                                         -------------------  -------------------  -------------------

Operating income                                                    69,770               86,010             155,780

Interest and other income                                               69                1,502               1,571
Interest expense                                                   (50,437)              (7,624)            (58,061)
                                                         -------------------  -------------------  -------------------

Net income                                             $            19,402  $            79,888  $           99,290
                                                         ===================  ===================  ===================

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                              2004
                                                                                 --------------------------------
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments                         $                    124,652
Depreciation and amortization for Partnership                                                        1,529
                                                                                 --------------------------------

     Total depreciation and amortization                                      $                    126,181
                                                                                 ================================

INTEREST AND OTHER INCOME
Interest and other income for reportable segments                             $                      1,571
Interest and other income for Partnership                                                              311
                                                                                 --------------------------------

     Total interest and other income                                          $                      1,882
                                                                                 ================================

NET INCOME (LOSS)
Net income for reportable segments                                            $                     99,290
Net loss for Partnership (1)                                                                      (217,348)
                                                                                 --------------------------------

     Total net loss                                                           $                   (118,058)
                                                                                 ================================
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

NTS-Properties V

        NTS-V’s reportable operating segments included — Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-V’s ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase II. The commercial operations represented NTS-V’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which NTS-V’s management internally reported financial information for the purposes of assisting in making internal operating decisions. NTS-V’s management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and minority interest income or loss recorded at the Partnership level were not allocated to the operating segments.

                                                                         Three Months Ended March 31, 2004
                                                         -------------------------------------------------------------------
                                                             Multifamily             Commercial               Total
                                                         ---------------------  ---------------------  ---------------------
Rental income                                          $             293,138  $             654,617  $             947,755
Tenant reimbursements                                                      -                267,529                267,529
                                                         ---------------------  ---------------------  ---------------------

     Total revenues                                                  293,138                922,146              1,215,284
                                                         ---------------------  ---------------------  ---------------------

Operating expenses and operating expenses - affiliated               169,157                379,077                548,234
Management fees                                                       14,762                 52,409                 67,171
Real estate taxes                                                     14,490                117,333                131,823
Depreciation and amortization                                         56,584                262,392                318,976
                                                         ---------------------  ---------------------  ---------------------

     Total operating expenses                                        254,993                811,211              1,066,204
                                                         ---------------------  ---------------------  ---------------------

Operating income                                                      38,145                110,935                149,080

Interest and other income                                                509                  5,297                  5,806
Interest expense                                                     (66,297)              (173,735)              (240,032)
                                                         ---------------------  ---------------------  ---------------------

Net loss                                               $             (27,643) $             (57,503) $             (85,146)
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

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                                 2004
                                                                                     ------------------------------
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments                             $                   318,976
Depreciation and amortization for Partnership                                                           4,655
                                                                                     ------------------------------

     Total depreciation and amortization                                          $                   323,631
                                                                                     ==============================

INTEREST AND OTHER INCOME
Interest and other income for reportable segments                                 $                     5,806
Interest and other income for Partnership                                                                 276
                                                                                     ------------------------------

     Total interest and other income                                              $                     6,082
                                                                                     ==============================

INTEREST EXPENSE
Interest expense for reportable segments                                          $                   240,032
Interest expense for Partnership                                                                        5,091
                                                                                     ------------------------------

     Total interest expense                                                       $                   245,123
                                                                                     ==============================

NET LOSS
Net loss for reportable segments                                                  $                   (85,146)
Net loss for Partnership (1)                                                                         (335,654)
Minority interest loss                                                                                (10,364)
                                                                                     ------------------------------

     Total net loss                                                               $                  (410,436)
                                                                                     ==============================
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

NTS-Properties VI

        NTS-VI’s reportable operating segments included — Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-VI’s ownership and operating results relative to the multifamily communities known as Willow Lake Apartments, Park Place Apartments Phases I and III, Sabal Park Apartments and Golf Brook Apartments. The commercial operations represented NTS-VI’s ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which NTS-VI’s management internally disaggregated financial information for the purposes of assisting in making internal operating decisions. NTS-VI’s management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and minority interest income or loss recorded at the Partnership level were not allocated to the operating segments.

                                                                        Three Months Ended March 31, 2004
                                                         -------------------------------------------------------------
                                                             Multifamily           Commercial             Total
                                                         ---------------------  ------------------  ------------------
Rental income                                          $           2,476,683  $          137,589  $        2,614,272
Tenant reimbursements                                                      -                 387                 387
                                                         ---------------------  ------------------  ------------------

     Total revenues                                                2,476,683             137,976           2,614,659
                                                         ---------------------  ------------------  ------------------

Operating expenses and operating expenses - affiliated             1,103,418              77,684           1,181,102
Management fees                                                      124,345               8,376             132,721
Real estate taxes                                                    104,135              21,653             125,788
Depreciation and amortization                                        586,378              54,022             640,400
                                                         ---------------------  ------------------  ------------------

     Total operating expenses                                      1,918,276             161,735           2,080,011
                                                         ---------------------  ------------------  ------------------

Operating income (loss)                                              558,407             (23,759)            534,648

Interest and other income                                                457                 150                 607
Interest expense                                                    (206,146)                  -            (206,146)
Loss on disposal of assets                                              (103)                  -                (103)
                                                         ---------------------  ------------------  ------------------

Net income (loss)                                      $             352,615  $          (23,609) $          329,006
                                                         =====================  ==================  ==================

        A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                    ---------------------------------
                                                                                                  2004
                                                                                    ---------------------------------
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments                            $                     640,400
Depreciation and amortization for Partnership                                                           22,367
                                                                                    ---------------------------------

     Total depreciation and amortization                                         $                     662,767
                                                                                    =================================

INTEREST AND OTHER INCOME
Interest and other income for reportable segments                                $                         607
Interest and other income for Partnership                                                                1,719
                                                                                    ---------------------------------

     Total interest and other income                                             $                       2,326
                                                                                    =================================

INTEREST EXPENSE
Interest expense for reportable segments                                         $                    (206,146)
Interest expense for Partnership                                                                      (393,734)
                                                                                    ---------------------------------

     Total interest expense                                                      $                    (599,880)
                                                                                    =================================

NET INCOME (LOSS)
Net income for reportable segments                                               $                     329,006
Net loss for Partnership (1)                                                                          (853,051)
Minority interest income                                                                                 5,416
                                                                                    ---------------------------------

     Total net loss                                                              $                    (529,461)
                                                                                    =================================
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

NTS-Properties VII

        NTS-VII’s reportable operating segments included only one segment — Multifamily Operations.

NTS Private Group

        The Group’s reportable operating segments included – Land, Retail and Commercial Real Estate Operations. The retail operations represented the Group’s ownership and operating results relative to Springs Station, Bed, Bath & Beyond and Outlets Mall properties located in Louisville, Kentucky. The commercial operations represented the Group’s ownership and operating results relative to suburban commercial office space located in Louisville, Kentucky. The land operations represented the Group’s ownership and operating results relative to a ground lease located in Louisville, Kentucky.

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which the Group’s management internally disaggregated financial information to assist in making internal operating decisions. The Group’s management evaluated performance based on stand-alone operating segment net income or loss.

                                                                Three Months Ended March 31, 2004
                                            ----------------------------------------------------------------------
                                                Land               Retail           Commercial         Total
                                            ----------------  -----------------  ---------------- ----------------
 Rental income                             $       13,384    $      323,436     $     1,830,626  $    2,167,446
 Tenant reimbursements                                  -            16,323             122,087         138,410
                                            ----------------  -----------------  ---------------- ----------------

      Total revenues                               13,384           339,759           1,952,713       2,305,856

 Operating expenses and operating
   expenses - affiliated                              754           146,246             508,914         655,914
 Management fees                                      300            18,762             115,686         134,748
 Real estate taxes                                    398             7,479              95,354         103,231
 Professional and administrative expenses           7,466             7,466              19,911          34,843
 Depreciation and amortization                      1,272            75,050             446,044         522,366
                                            ----------------  -----------------  ---------------- ----------------

      Total operating expenses                     10,190           255,003           1,185,909       1,451,102

 Operating income                                   3,194            84,756             766,804         854,754

 Interest and other income                              -                30               3,507           3,537
 Interest expense                                       -          (105,524)           (569,654)       (675,178)
 Loss on disposal of assets                             -                 -             (38,598)        (38,598)
                                            ----------------  -----------------  ---------------- ----------------

 Net income (loss)                         $        3,194    $      (20,738)    $       162,059  $      144,515
                                            ================  =================  ================ ================

Blankenbaker Business Center 1A

        The Joint Venture’s reportable operating segments included only one segment — Commercial Real Estate Operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

        For the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), financial information for the three months ended March 31, 2004 was treated as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis.

        The following discussion should be read in conjunction with the financial statements and historical financial statements appearing in Item 1 and the cautionary statements below. This discussion treats our statements of operations and cash flow information for the three months ended March 31, 2004 as if it were combined with our predecessors.

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

        The merger was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” NTS Realty was treated as the purchasing entity. The portion of each partnership’s assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value. That portion owned by affiliates of the general partners of the Partnerships was reflected at historical cost. The assets and liabilities contributed by NTS Private Group were adjusted to reflect their fair market value, except for that portion owned by Mr. Nichols, which was reflected at historical cost due to his common control over the contributing entities.

        In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases. Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third party appraisal as the primary basis for allocating the purchase price between land and buildings. A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases. The value of in-place leases is amortized to expense over the remaining current term of the respective leases. A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space. We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value. The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals. We currently do not have any tenants with whom we have developed a relationship that we believe has any current intangible value.

Recognition of Rental Income

        Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight lining,” on a historical combining basis, rental income exceeded the cash collected for rent by approximately $333,000, for the three months ended March 31, 2005. If rental income calculated on a straight line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

        We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

        We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5-30 years, land improvements have estimated useful lives between 5-30 years, and amenities have estimated useful lives between 5-30 years. Acquired above and below market leases are amortized on a straight line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Results of Operations

        This section describes our results of operations for the three months ended March 31, 2004 as if it were combined with our Predecessors’ operations without adjustment. As of March 31, 2005, we owned nineteen office and business centers, nine multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

        Net loss for the three months ended March 31, 2005 and 2004 was approximately $(488,000) and $(922,000), respectively. The decreased net loss is primarily due to decreased legal and professional expenses related to the merger and class action litigation. Rental income remained relatively stable between the three months ended March 31, 2005 and 2004. The following tables include certain selected summarized operating data for the three months ended March 31, 2005 and 2004. This data should be read in conjunction with our financial statements, including the notes attached hereto.

                                                           Three Months Ended March 31, 2005
                               ---------------------------------------------------------------------------------------
                                  Land         Retail      Commercial     Multifamily     Non Segment      Total
                               ------------ ------------ --------------- --------------- --------------- -------------
Total revenues                 $    9,042   $   354,605  $    4,726,803  $    3,582,597  $      (89,152) $  8,583,895
Operating expenses and
  operating expenses-affiliated       135        30,961       1,433,427       1,610,597               -     3,075,120
Depreciation and amortization         652        74,828       1,232,765         834,219               -     2,142,464
Total interest expense                  -        91,251         849,857         584,332         301,822     1,827,262
Net income (loss)                   7,852       136,548         711,131         113,520      (1,457,325)     (488,274)

                                                           Three Months Ended March 31, 2004
                               ---------------------------------------------------------------------------------------
                                  Land         Retail      Commercial     Multifamily     Non Segment      Total
                               ------------ ------------ --------------- --------------- --------------- -------------
Total revenues                 $   13,384   $   339,759  $    4,494,774  $    3,441,715  $            -  $  8,289,632
Operating expenses and
  operating expenses-affiliated       754       146,246       1,397,779       1,588,177               -     3,132,956
Depreciation and amortization       1,272        75,050       1,169,710         789,446          36,451     2,071,929
Total interest expense                  -       105,524         877,967         383,040         399,605     1,766,136
Net income (loss)                   3,194       (20,738)        432,267         357,309      (1,693,617)     (921,585)

        We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Commonwealth Business Center Phase I where we expect there will be a protracted period for the property to become fully leased again.

        Occupancy levels at our properties by segment as of March 31, 2005 and 2004 were as follows:

                                                                        As of
                                                                      March 31,
                                                      ------------------------------------------
                                                             2005                   2004
                                                      --------------------    ------------------
Commercial                                                   83.4%                  82.4%
Multifamily                                                  88.2%                  87.0%
Retail                                                       99.5%                 100.0%
Land                                                          N/A                    N/A

        We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Commonwealth Business Center Phase I where we expect there will be a protracted period for the property to become full leased again.

        The average occupancy levels at our properties by segment for the three months ended March 31, 2005 and 2004 were as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                       ------------------------------------------
                                                              2005                   2004
                                                       --------------------    ------------------
Commercial                                                    83.3%                  82.7%
Multifamily                                                   87.8%                  87.0%
Retail                                                        99.5%                 100.0%
Land                                                           N/A                    N/A

        We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend, except for Commonwealth Business Center Phase I where we expect there will be a protracted period for the property to become fully leased again.

        The leasing and renewal negotiations for our commercial properties located in Louisville, Kentucky are handled by leasing agents that are employees of NTS Development Company. All advertising for the commercial properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

        In an effort to continue to improve occupancy at our multifamily properties, we have on-site leasing staff, who are employees of NTS Development Company, at each of the multifamily properties. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments, and negotiates lease renewals with current residents.

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ended March 31, 2005 and 2004.

Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the three months ended March 31, 2005 and 2004 were approximately $8,584,000 and $8,290,000, respectively. The increase of approximately $294,000, or 4%, was primarily the result of increased revenues in the commercial and multifamily segments. The commercial segment increase was the result of increased average occupancy at Plainview Point Office Center Phase III, Atrium Center and Lakeshore Business Center Phase III partially offset by decreased average occupancy at Commonwealth Business Center Phase I, Blankenbaker Business Center Phase II and Lakeshore Business Center Phase I. The multifamily segment increase was the result of increased average occupancy and average rent per unit at Golf Brook Apartments, Park Place Apartments Phase I and II, and Sabal Park Apartments partially offset by decreased average occupancy and average rent per unit at The Willows of Plainview Phase I and II, The Park at the Willows, Park Place Apartments Phase III and Willow Lake Apartments.

Operating Expenses and Operating Expenses – Affiliated

        Operating expenses for the three months ended March 31, 2005 and 2004 were approximately $2,095,000 and $2,056,000, respectively. The increase of approximately $39,000, or 2%, was not a significant change, however there were significant offsetting variances within our commercial and retail segments. The offsetting variances were due to an increase in bad debt expense at Lakeshore Business Center Phases I and II and Peachtree Corporate Center for our commercial segment. The increase was partially offset by a decrease in bad debt expense at Outlets Mall for our retail segment.

        Operating expenses – affiliated for the three months ended March 31, 2005 and 2004 were approximately $980,000 and $1,077,000, respectively. The decrease of approximately $97,000, or 9%, was primarily the result of decreased personnel costs at all of our properties.

        Operating expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Management Fees

        Management fees for the three months ended March 31, 2005 and 2004 were approximately $389,000 and $446,000, respectively. The decrease of approximately $57,000, or 13%, was primarily the result of a change in the management fee calculation pursuant to the terms of an agreement with NTS Development Company.

Real Estate Taxes

        Real estate taxes for the three months ended March 31, 2005 and 2004 were approximately $562,000 and $477,000, respectively. The increase of approximately $85,000, or 18%, was primarily the result of adjustments made to the periodic expense in 2004 upon notice of the reduction of the tax assessments at Willow Lake Apartments. The increase was partially offset by a decreased tax assessment at Golf Brook Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses – Affiliated

        Professional and administrative expenses for the three months ended March 31, 2005 and 2004 were approximately $739,000 and $1,099,000, respectively. The decrease of approximately $360,000, or 33%, was primarily the result of reduced legal and professional fees related to the merger and to the class action litigation. Professional and administrative expenses for the three months ended March 31, 2005 included approximately $153,000 and $153,000 of merger and litigation expenses, respectively. Professional and administrative expenses for the three months ended March 31, 2004 included approximately $681,000 and $212,000 of merger and litigation expenses, respectively.

        Professional and administrative expenses – affiliated for the three months ended March 31, 2005 and 2004 were approximately $352,000 and $254,000, respectively. The increase of approximately $98,000, or 39%, was the result of increased personnel costs at all of our properties.

        Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses — affiliated consisted of the following:

                                                                     Three Months Ended
                                                                         March 31,
                                                    -----------------------------------------------------
                                                              2005                       2004
                                                    -------------------------  --------------------------

Finance                                            $              101,000     $               71,000
Accounting                                                        157,000                    108,000
Investor Relations                                                 47,000                     31,000
Human Resources                                                     3,000                     18,000
Overhead                                                           44,000                     26,000
                                                    -------------------------  --------------------------

Total                                              $              352,000     $              254,000
                                                    =========================  ==========================

Depreciation and Amortization

        Depreciation and amortization expenses for the three months ended March 31, 2005 and 2004 were approximately $2,142,000 and $2,072,000, respectively. The increase of approximately $70,000, or 3%, was not a significant change, however, there were significant offsetting variances. The offsetting variances were primarily the result of amortization of our intangible assets, partially offset by the revision of our fixed assets lives subsequent to their acquisition by NTS Realty Holdings Limited Partnership.

Interest Expense

        Interest expense for the three months ended March 31, 2005 and 2004 was approximately $1,827,000 and $1,766,000, respectively. The increase of approximately $61,000, or 3%, was not a significant change and was not indicative of any known trend or uncertainty. There were no material offsetting changes.

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

                                                                              (UNAUDITED)
                                                          -----------------------------------------------------
                                                                           Three Months Ended
                                                                               March 31,
                                                          -----------------------------------------------------
                                                                    2005                        2004
                                                          --------------------------  -------------------------

Operating activities                                    $             1,841,478     $             1,864,738
Investing activities                                                 (3,644,698)                   (350,792)
Financing activities                                                 14,668,997                  (1,615,378)
                                                          --------------------------  -------------------------

     Net increase (decrease) in cash and equivalents    $            12,865,777     $              (101,432)
                                                          ==========================  =========================

Cash Flow from Operating Activities

        Net cash provided by operating activities was approximately $1,841,000 for the three months ended March 31, 2005 and 2004, respectively.

Cash Flow from Investing Activities

        Net cash used in investing activities increased from approximately $351,000 for the three months ended March 31, 2004 to approximately $3,645,000 for the three months ended March 31, 2005. The increase is primarily due to externally escrowing. Increased capital expenditures include: HVAC replacements at Blankenbaker Business Center 1A and 1B, roof replacements at Blankenbaker Business Center II, Park Place Apartments Phase I and Willow Lake Apartments, vacant suite improvements at Lakeshore Business Center Phases I and II, and tenant improvements at Commonwealth Business Center Phase I and Springs Office Center.

Cash Flow from Financing Activities

        For the three months ended March 31, 2004, we used approximately $1,615,000 in net cash from financing activities. Net cash provided by financing activities was approximately $14,669,000 for the three months ended March 31, 2005. The change was primarily the result of $30,000,000 in loan proceeds obtained in March 2005. The increase is partially offset by the payoff of the revolving note payable of approximately $14,971,000.

Future Liquidity

        Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves which consist of unrestricted cash as shown on our balance sheet was approximately $15,440,000 on March 31, 2005. As part of the merger, we refinanced approximately $94.0 million of debt with approximately $119.0 million of new debt. The refinancing, among other things, lowered interest rates and extended the amortization schedules. The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company. Subject to our distribution policy, we anticipate making quarterly distributions to our limited partners.

        On April 14, 2005, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved a quarterly distribution of $0.10 per unit on NTS Realty's limited partnership units. The distribution will be paid on May 13, 2005, to limited partners of record at the close of business on April 27, 2005.

        We expect to incur capital expenditures of approximately $9.1 million during the next twelve months primarily for roof replacements and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate with the exception of an approximately $14.0 million mortgage. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $6,500,000 decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $140,000 annually.

Item 4 - Controls and Procedures

        Our managing general partner established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

        As of March 31, 2005, our managing general partner's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II - OTHER INFORMATION
Item 1 — Legal Proceedings

        On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the "General Partners") of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys' fees and expenses to plaintiffs' counsel. The Superior Court's order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs' complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

        On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the settlement agreement but whose objections were overruled by the Superior Court (the "Appellants"), filed an appeal in the Court of Appeals of the State of California, First Appellate District. The Appellants filed their opening appellate brief on October 22, 2004. The General Partners and the Partnerships, as well as the class representatives, filed their respective responses on February 14, 2005, and Appellants filed their reply. The appellate court is in the process of scheduling oral arguments on this matter.

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

        On March 2, 2004, the General Partners filed a motion to dismiss the Bohm litigation. After the motion to dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected second amended complaint on August 11, 2004. The General Partners, along with all defendants, filed a motion to strike the corrected second amended complaint. On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the individual plaintiffs. On March 9, 2005, the General Partners, along with all of the defendants, filed: (1) a motion to dismiss and (2) a joint motion to dismiss the "corrected" second amended complaint. A hearing on these motions is scheduled for July 15, 2005. The General Partners believe that the claims asserted in the "corrected" second amended complaint have no merit.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

Not Applicable.

6 — Exhibits

Exhibit No.

2.01	Agreement and Plan of Merger entered into by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS- Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd.	(2)

2.02	Contribution Agreement entered into by and among NTS Realty Holdings Limited Partnership and ORIG, LLC.	(3)

3.01	Certificate of Limited Partnersip of NTS Realty Holdings Limited Partnership.	(5)

3.02	Form of Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership.	(4)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(5)

3.04	Bylaws of NTS Realty Capital, Inc.	(6)

10.01	Form of Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company.	(5)

10.02	Lease Agreement dated as of Janaury 12, 2005, between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(8)

14.01	Code of Conduct and Ethics.	(8)

Exhibit No.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	(1)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

99.1	Form of Lock-up Agreement between NTS Realty Holdings Limited Partnership and the executive officers of NTS Realty Capital, Inc.	(5)

99.2	Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004.	(7)

_______________

(1)	Filed as part of this Annual Report on Form 10-K.

(2)	Incorporated by reference to Appendix B to the Registrant’s Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(3)	Incorporated by reference to Appendix C to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(4)	Incorporated by reference to Appendix D to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(5)	Incorporated by reference to the Registrant's Form S-4, as filed by the Registrant with the Securities and Exchange Commission on February 4, 2004.

(6)	Incorporated by reference to Amendment No. 1 to the Form S-4, as filed by the Registrant with the Securities and Exchange Commission on June 18, 2004.

(7)	Incorporated by refence to the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).

(8)	Incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2005.

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
Date: May 13, 2005