Form 10-Q
period 2005-06-30
NTS REALTY HOLDINGS LP
filed 2005-08-15
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation or organization)

001-32389
(Commission File No.)

41-2111139
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
Yes |X|      No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No |X|

As of July 31, 2005, there were 11,381,608 limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of June 30, 2005 and December 31, 2004

	(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS:
Cash and equivalents	$12,720,612	$2,573,855
Cash and equivalents - restricted	3,666,948	313,255
Accounts receivable, net of allowance for doubtful accounts of
$266,603 at June 30, 2005 and $125,485 at December 31, 2004	2,016,468	1,609,802
Land, buildings and amenities, net	155,611,481	156,243,048
Other assets	6,061,523	5,807,464

Total assets	$180,077,032	$166,547,424

LIABILITIES:
Mortgages and notes payable	$126,999,898	$112,799,938
Accounts payable and accrued expenses	2,095,303	2,588,663
Accounts payable and accrued expenses - affiliate	440,222	177,879
Security deposits	895,405	676,665
Other liabilities	3,476,109	774,294

Total liabilities	133,906,937	117,017,439

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS' EQUITY	46,170,095	49,529,985

Total liabilities and partners' equity	$180,077,032	$166,547,424

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners' Equity as of June 30, 2005
(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS' EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net loss prior year	--	--	(23,433)	(349,848)	(373,281)
Net loss current year	--	--	(66,676)	(995,451)	(1,062,127)
Cash distributions declared to date	--	--	(142,898)	(2,133,424)	(2,276,322)

Balances on June 30, 2005	714,491	10,667,117	$2,898,374	$43,271,721	$46,170,095

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Three and Six Months Ended June 30, 2005
(Unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
REVENUE:
Rental income	$8,254,459	$16,299,234
Tenant reimbursements	547,301	1,086,421

Total revenue	8,801,760	17,385,655

EXPENSES:
Operating expenses	2,185,895	4,280,623
Operating expenses - affiliated	989,904	1,970,295
Management fees	423,788	813,262
Real estate taxes	582,012	1,143,850
Professional and administrative expenses	785,942	1,524,576
Professional and administrative expenses - affiliated	344,296	696,582
Depreciation and amortization	2,129,064	4,271,528

Total operating expenses	7,440,901	14,700,716

OPERATING INCOME	1,360,859	2,684,939

Interest and other income	119,261	163,485
Interest expense	(1,925,804)	(3,753,066)
Loss on disposal of assets	(128,169)	(157,485)

NET LOSS	$(573,853)	$(1,062,127)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(537,829)	$(955,451)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.05)	$(0.09)

Number of limited partnership units	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Three Months Ended June 30, 2004
(Unaudited)

	Three Months Ended June 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
REVENUE:
Rental income	$858,349	$538,781	$979,010	$2,656,678	$385,414	$2,162,340	$188,197
Tenant reimbursements	83,008	45,534	300,597	408	--	115,597	49,056

Total revenue	941,357	584,315	1,279,607	2,657,086	385,414	2,277,937	237,253

EXPENSES:
Operating expenses	218,401	125,976	356,442	748,959	95,532	404,179	36,099
Operating expenses - affiliated	82,051	114,914	149,024	384,241	66,080	187,824	11,537
Management fees	46,041	34,144	70,406	134,196	19,647	141,722	14,239
Real estate taxes	52,146	29,907	131,823	97,253	19,908	103,151	13,248
Professional and administrative
expenses	81,478	104,854	165,439	190,656	79,843	80,918	--
Professional and administrative
expenses - affiliated	39,898	42,724	54,465	110,918	36,007	--	--
Depreciation and amortization	251,487	126,728	322,888	663,889	102,494	477,368	55,423

Total operating expenses	771,502	579,247	1,250,487	2,330,112	419,511	1,395,162	130,546

OPERATING INCOME (LOSS)	169,855	5,068	29,120	326,974	(34,097)	882,775	106,707

Interest and other income	2,774	2,603	6,173	12,885	1,512	13,922	9
Interest expense	(100,225)	(54,766)	(244,101)	(595,587)	(60,881)	(662,472)	(22,420)
Loss on disposal of assets	(813)	(3,756)	(4,176)	(4,358)	(1,287)	--	--
Income from investment in joint
ventures	--	33,416	--	--	26,418	--	--

Income (loss) before minority
interest	71,591	(17,435)	(212,984)	(260,086)	(68,335)	234,225	84,296
Minority interest income	--	--	694	8,193	--	--	--

NET INCOME (LOSS)	$71,591	$(17,435)	$(213,678)	$(268,279)	$(68,335)	$234,225	$84,296

NET INCOME (LOSS)
ALLOCATED TO
LIMITED PARTNERS	$82,594	$(17,261)	$(211,541)	$(265,596)	$(67,652)

NET INCOME (LOSS)
PER LIMITED
PARTNERSHIP UNIT	$6.57	$(0.72)	$(6.93)	$(6.83)	$(0.12)

Weighted average number of
limited partnership units	12,570	24,109	30,521	38,889	552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Six Months Ended June 30, 2004
(Unaudited)

	Six Months Ended June 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
REVENUE:
Rental income	$1,703,646	$1,090,292	$1,926,765	$5,270,950	$770,719	$4,329,786	$376,394
Tenant reimbursements	171,778	91,230	568,126	795	--	254,007	98,112

Total revenue	1,875,424	1,181,522	2,494,891	5,271,745	770,719	4,583,793	474,506

EXPENSES:
Operating expenses	409,569	249,692	739,048	1,516,922	200,215	861,037	65,121
Operating expenses -affiliated	169,512	242,286	314,651	797,377	139,022	386,879	22,880
Management fees	88,963	68,477	137,577	266,917	39,096	276,470	28,475
Real estate taxes	104,292	61,261	263,646	223,041	39,816	206,382	26,496
Professional and administrative
expenses	208,088	307,969	443,593	530,406	195,950	115,762	--
Professional and administrative
expenses - affiliated	75,941	80,231	102,495	209,838	69,719	--	--
Depreciation and amortization	530,575	252,909	646,520	1,326,656	204,966	999,735	110,846

Total operating expenses	1,586,940	1,262,825	2,647,530	4,871,157	888,784	2,846,265	253,818

OPERATING INCOME (LOSS)	288,484	(81,303)	(152,639)	400,588	(118,065)	1,737,528	220,688

Interest and other income	5,694	4,485	12,255	15,211	2,331	17,459	78
Interest expense	(201,664)	(112,826)	(489,224)	(1,195,468)	(121,821)	(1,337,649)	(47,935)
Loss on disposal of assets	(1,261)	(3,756)	(4,176)	(4,462)	(1,287)	(38,598)	--
Income from investment in joint
ventures	--	57,907	--	--	54,165	--	--

Income (loss) before minority
interest	91,253	(135,493)	(633,784)	(784,131)	(184,677)	378,740	172,831
Minority interest (loss) income	--	--	(9,670)	13,609	--	--	--

NET INCOME (LOSS)	$91,253	$(135,493)	$(624,114)	$(797,740)	$(184,677)	$378,740	$172,831

NET INCOME (LOSS)
ALLOCATED TO
LIMITED PARTNERS	$113,778	$(134,138)	$(617,873)	$(789,763)	$(182,830)

NET INCOME (LOSS)
PER LIMITED
PARTNERSHIP UNIT	$9.05	$(5.56)	$(20.24)	$(20.31)	$(0.33)

Weighted average number of
limited partnership units	12,570	24,109	30,521	38,889	552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Cash Flows for the Six Months Ended June 30, 2005
(Unaudited)

Six Months Ended June 30, 2005
OPERATING ACTIVITIES:
Net loss	$(1,062,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	157,485
Depreciation and amortization	4,630,055
Write-off of loan costs	113,102
Changes in assets and liabilities:
Cash and equivalents - restricted	(1,353,693)
Accounts receivable	(406,666)
Other assets	(1,471,421)
Accounts payable and accrued expenses	(493,360)
Accounts payable and accrued expenses - affiliate	262,343
Security deposits	218,740
Other liabilities	1,542,213

Net cash provided by operating activities	2,136,671

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,988,139)
Cash and equivalents - restricted	(2,000,000)

Net cash used in investing activities	(4,988,139)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	30,000,000
Principal payments on mortgages and notes payable	(813,978)
Payoff of notes payable	(14,712)
Payoff of revolving note payable	(14,971,350)
Additions to loan costs	(63,574)
Cash distributions	(1,138,161)

Net cash provided by financing activities	12,998,225

NET INCREASE IN CASH AND EQUIVALENTS	10,146,757

CASH AND EQUIVALENTS, beginning of period	2,573,855

CASH AND EQUIVALENTS, end of period	$12,720,612

The accompanying notes to financial statements are an integral part of this statement.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Cash Flows for the Six Months Ended June 30, 2004
(Unaudited)

	Six Months Ended June 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
OPERATING ACTIVITIES:
Net income (loss)	$91,253	$(135,493)	$(624,114)	$(797,740)	$(184,677)	$378,740	$172,831
Adjustments to reconcile net
income (loss) to net cash provided
by (used in) operating activities:
Loss on disposal of assets	1,261	3,756	4,176	4,462	1,287	38,598	--
Depreciation and amortization	587,054	271,079	757,914	1,354,325	206,527	1,129,499	130,573
Income from investment in
joint ventures	--	(57,907)	--	--	(54,165)	--	--
Minority interest (loss) income	--	--	(9,670)	13,609	--	--	--
Changes in assets and liabilities:
Cash and equivalents - restricted	(36,966)	(44,451)	(448,357)	(87,020)	(1,475)	(175,800)	(23,446)
Accounts receivable	(104,094)	40,348	(49,854)	59,199	3,453	35,783	19,910
Other assets	(72,460)	1,404	(34,092)	(8,144)	5,918	(71,232)	(280)
Accounts payable and accrued
expenses	(95,862)	77,984	384,092	1,044,459	(69,536)	134,403	85
Security deposits	6,904	(2,650)	18,987	10,576	225	(24,284)	--
Other liabilities	133,654	60,563	276,156	217,497	44,579	299,188	29,683

Net cash provided by (used in)
operating activities	510,744	214,633	275,238	1,811,223	(47,864)	1,744,895	329,356

INVESTING ACTIVITIES:
Additions to land, buildings and
amenities	(136,040)	(75,586)	(174,253)	(465,906)	(12,630)	(223,327)	--
Investments in and advances from
joint ventures	--	50,379	--	--	12,078	--	--
Minority interest	--	--	(6,409)	(32,650)	--	--	--

Net cash used in investing
activities	(136,040)	(25,207)	(180,662)	(498,556)	(552)	(223,327)	--

FINANCING ACTIVITIES:
Proceeds from mortgages and
notes payable	--	--	212,486	19,216	--	--	--
Principal payments on mortgages
and notes payable	(218,329)	(319,669)	(230,051)	(1,085,528)	(78,927)	(1,459,859)	(291,248)
Cash distributions	--	--	--	--	--	(147,500)	(38,540)
Cash contributions	--	--	--	--	--	397,000	--
Additions to loan costs	(1,975)	--	(3,116)	--	--	--	--

Net cash used in financing
activities	(220,304)	(319,669)	(20,681)	(1,066,312)	(78,927)	(1,210,359)	(329,788)

NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS	154,400	(130,243)	73,895	246,355	(127,343)	311,209	(432)

CASH AND EQUIVALENTS,
beginning of period	180,911	298,240	191,321	125,342	263,655	440,049	33,977

CASH AND EQUIVALENTS,
end of period	$335,311	$167,997	$265,216	$371,697	$136,312	$751,258	$33,545

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements
(Unaudited)

        The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. In the opinion of our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 — Summary of Significant Accounting Policies

         Organization and Distribution Policy

        NTS Realty was organized in the state of Delaware in 2003. Our registration statement on Form S-4 was made effective by the Securities and Exchange Commission (“SEC”) on October 27, 2004 with respect to a proposed merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”) registered under the Securities Exchange Act of 1934, along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. Certain litigation as described in Note — 10 Commitments and Contingencies was settled in connection with the merger. The merger was completed on December 28, 2004 after a majority of the outstanding limited partnership interests of each Partnership were voted in favor of the merger. As a result of the merger, the Partnerships and Blankenbaker Business Center 1A ceased to exist by operation of law. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company (“ORIG”), affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties. We accounted for the merger using the purchase method. All purchase price allocations are final.

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

        In connection with the merger, we issued 11,381,608 limited partnership units to the former limited and general partners of the Partnerships and to ORIG. We refinanced approximately $94.0 million of debt on the properties contributed by the Partnerships and ORIG with approximately $119.0 million of new debt. Acquisition of the new debt required us to pay yield maintenance premiums on the refinanced debt, which totaled approximately $5.8 million.

        We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. Following the merger and contribution and as of June 30, 2005, we own thirty-two properties, comprised of nine multifamily properties; nineteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (22) and Lexington (3), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (1), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,350 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

        “Net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter. NTS Realty Capital will establish these reserves for, among other things, working capital or capital improvement needs. Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future. For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures. Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

        We paid quarterly distributions of $0.10 per unit to limited partners on May 13, 2005 and July 15, 2005.

Note 2 — Use of Estimates in the Preparation of Financial Statements

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

Note 3 — Concentration of Credit Risk

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

Note 4 — Cash and Equivalents

        Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night. As of June 30, 2005, approximately $2,193,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

        Cash and equivalents — restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 6 — Property and Depreciation

        Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the current term of the respective tenant lease.

        Depreciation expense for the three and six months ended June 30, 2005 and 2004 was as follows:

	(Unaudited)
	Three Months Ended June 30,
	2005	2004
NTS Realty	$1,727,436

NTS-Properties III		$246,114
NTS-Properties IV		126,728
NTS-Properties V		322,888
NTS-Properties VI		663,889
NTS-Properties VII		102,494
NTS Private Group		453,744
Blankenbaker Business Center 1A		55,423

	(Unaudited)
	Six Months Ended June 30,
	2005	2004
NTS Realty	$3,462,221

NTS-Properties III		$519,829
NTS-Properties IV		252,909
NTS-Properties V		646,520
NTS-Properties VI		1,326,656
NTS-Properties VII		204,966
NTS Private Group		952,485
Blankenbaker Business Center 1A		110,846

        Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the six months ended June 30, 2005 and 2004 did not result in an impairment loss.

Note 7 — Mortgages and Notes Payable

        Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2005	December 31, 2004
Note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR one-month rate plus 1.75%, due June 28, 2005. The note was refinanced in March 2005, as discussed below	$--	$14,971,350

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $26,116,721	$29,849,808	$--

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 5.61%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,994,220. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	$13,890,000	$14,000,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $73,790,142	$74,621,501	$75,000,000

Mortgage payable to a bank in monthly installments, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,977,436	$2,764,292	$2,806,142

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,608,704	$3,012,892	$3,101,366

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,728,080	$2,861,405	$2,905,604

Note payable to a finance company in monthly installments, bearing interest at 8.50%, due July 15, 2006, secured by equipment. The note was paid in full in January 2005	$--	$15,476

	$126,999,898	$112,799,938

        Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on June 30, 2005 was approximately $123,247,000.

        The note payable to a bank was paid from the proceeds of a $30 million mortgage payable to an insurance company in March 2005. The mortgage payable bears interest at a fixed rate of 5.07%, maturing on March 15, 2015 and is secured by certain land and buildings, with a carrying value of $26,116,721.

        Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 8 — Accounts Payable and Accrued Expenses — Affiliate

        Accounts payable and accrued expenses — affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

Note 9 — Related Party Transactions

         NTS Realty

        NTS Realty’s properties are managed under an agreement with NTS Development Company (“NTS Devco”), an affiliate of NTS Realty’s general partners. NTS Devco is paid a management fee pursuant to the terms of an agreement entered into with NTS Realty. NTS Devco is also reimbursed its actual costs for services rendered to NTS Realty.

        We were charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2005. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Property management fees	$423,788	$813,262

Property management	611,088	1,222,940
Leasing	50,422	101,212
Administrative - operating	300,117	596,900
Other	28,277	49,243

Total operating expenses - affiliated	989,904	1,970,295

Professional and administrative expenses - affiliated	344,296	696,582

Related party transactions capitalized	--	--

Total related party transactions	$1,757,988	$3,480,139

        During the three and six months ended June 30, 2005, we were charged $15,267 and $30,428, respectively, for property maintenance fees from affiliates of NTS Devco.

        NTS Devco leased 20,368 square feet in one of our properties, NTS Center, at a rental rate of $14.50 per square foot. We received rental payments of approximately $148,000 from NTS Devco during the six months ended June 30, 2005.

        NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot. We received rental payments of approximately $4,000 from NTS Devco during the six months ended June 30, 2005.

         NTS-Properties III

        Prior to the merger and pursuant to an agreement with NTS-Properties III (“NTS-III”), NTS Devco, an affiliate of NTS-III’s general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        NTS-III was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$46,041	$88,963

Property management	52,777	107,264
Leasing	9,094	24,385
Administrative - operating	17,580	33,233
Other	2,600	4,630

Total operating expenses - affiliated	82,051	169,512

Professional and administrative expenses - affiliated	39,898	75,941

Repairs and maintenance	3,816	5,706
Leasing commissions	1,380	4,682

Related party transactions capitalized	5,196	10,388

Total related party transactions	$173,186	$344,804

        During the three and six months ended June 30, 2004, NTS-III was charged $1,828 and $3,657, respectively, for property maintenance fees from an affiliate of NTS Devco.

        During the three and six months ended June 30, 2004, NTS Devco leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. NTS-III received rental payments of approximately $148,000, or 9%, of their total rental income, from NTS Devco during the six months ended June 30, 2004.

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

        NTS-IV was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$34,144	$68,477

Property management	73,545	150,297
Leasing	12,426	33,213
Administrative - operating	25,793	53,700
Other	3,150	5,076

Total operating expenses - affiliated	114,914	242,286

Professional and administrative expenses - affiliated	42,724	80,231

Repairs and maintenance	1,990	1,990
Leasing commissions	--	5,788

Related party transactions capitalized	1,990	7,778

Total related party transactions	$193,772	$398,772

        During the three and six months ended June 30, 2004, NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. NTS-IV received rental payments of approximately $4,000 from NTS Devco during the six months ended June 30, 2004.

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

        NTS-V was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$70,406	$137,577

Property management	105,495	224,124
Leasing	10,208	21,400
Administrative - operating	30,920	65,288
Other	2,401	3,839

Total operating expenses - affiliated	149,024	314,651

Professional and administrative expenses - affiliated	54,465	102,495

Repairs and maintenance	4,737	6,439
Leasing commissions	187	187

Related party transactions capitalized	4,924	6,626

Total related party transactions	$278,819	$561,349

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

        NTS-VI was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$134,196	$266,917

Property management	260,846	522,446
Leasing	32,651	68,711
Administrative - operating	85,333	195,600
Other	5,411	10,620

Total operating expenses - affiliated	384,241	797,377

Professional and administrative expenses - affiliated	110,918	209,838

Repairs and maintenance	10,359	22,556
Leasing commissions	--	4,538

Related party transactions capitalized	10,359	27,094

Total related party transactions	$639,714	$1,301,226

        During the three and six months ended June 30, 2004, NTS-VI was charged $7,006 and $14,013, respectively, for property maintenance fees from an affiliate of NTS Devco.

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

        NTS-VII was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$19,647	$39,096

Property management	40,709	81,689
Leasing	5,272	12,030
Administrative - operating	19,487	44,133
Other	612	1,170

Total operating expenses - affiliated	66,080	139,022

Professional and administrative expenses - affiliated	36,007	69,719

Related party transactions capitalized	--	--

Total related party transactions	$121,734	$247,837

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

        The Group was charged the following amounts by NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$141,722	$276,470

Property management	119,680	241,945
Leasing	17,910	49,568
Administrative - operating	44,789	86,087
Other	5,445	9,279

Total operating expenses - affiliated	187,824	386,879

Professional and administrative expenses - affiliated	--	--

Repairs and maintenance	7,227	9,168
Leasing commissions	16,558	17,467

Related party transactions capitalized	23,785	26,635

Total related party transactions	$353,331	$689,984

        During the three and six months ended June 30, 2004, the Group was charged $8,452 and $16,904, respectively, for property maintenance fees from affiliates of NTS Devco.

         Blankenbaker Business Center 1A

        Prior to the merger and pursuant to an agreement with the partnerships which formed Blankenbaker Business Center 1A, NTS Devco, an affiliate of the general partners of the partnerships, received a property management fee on a monthly basis. The fee was equal to 6% of the gross revenues. Also permitted by an agreement, NTS Devco received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

        Blankenbaker Business Center 1A was charged the following amounts pursuant to an agreement with NTS Devco for the three and six months ended June 30, 2004. These charges included items which were expensed as operating expenses — affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Property management fees	$14,239	$28,475

Property management	8,151	16,271
Leasing	--	--
Administrative - operating	3,067	6,133
Other	319	476

Total operating expenses - affiliated	11,537	22,880

Professional and administrative expenses - affiliated	--	--

Related party transactions capitalized	--	--

Total related party transactions	$25,776	$51,355

        During the three and six months ended June 30, 2004, we were charged an immaterial fee for property maintenance fees from an affiliate of NTS Devco.

Note 10 — Commitments and Contingencies

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

         Litigation

        On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) (the “California Litigation”) on December 5, 2003. At the final hearing, class members were given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the California Litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, were fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; and (3) each class member who did not request to be excluded from the settlement released all known and unknown claims against the defendants, including those claims being pursued in a competing class action in Kentucky, which is discussed in further detail below.

        On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 27, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments.

        On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) (the “Kentucky Litigation”) against certain of the Former General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, a declaratory judgment and injunctive relief.

        On March 2, 2004, the Former General Partners filed a motion to dismiss the Kentucky Litigation. After the motion to dismiss was briefed, the settlement agreement in the California Litigation (discussed above) received final court approval. Thereby, the Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Kentucky Litigation to file an amended complaint in light of the approved settlement of the California Litigation. The plaintiffs’ six opt-outs from the California Litigation filed a corrected second amended complaint on August 11, 2004.

        On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the plaintiffs in the Corrected Second Amended Complaint. On March 9, 2005, the Former General Partners, along with the other defendants, filed motions to dismiss the “corrected” second amended complaint.

        On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals.

        We and our legal counsel believe that the litigation pending in Kentucky is without merit, and therefore, are continuing to vigorously defend against it. No amounts have been accrued for the settlement of this action in our financial statements.

        We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations.

         Property Acquisition

        On June 27, 2005, NTS Realty issued a press release to announce that it entered into an Agreement of Sale (the “Agreement”) with Great Lakes Property Group Trust to purchase The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property consisting of amenities, including a fitness center, car wash, swimming pool and a lighted tennis court. During the last six months, The Lakes Apartments’ occupancy has ranged from 93% to 97%.

        Subject to the terms and conditions of the Agreement, NTS Realty has agreed to pay $16.0 million for The Lakes Apartments. NTS Realty intends to finance a portion of the purchase price with a mortgage loan, which is currently being negotiated, and use cash reserves for the remainder. This acquisition is expected to close in the third quarter of 2005 and is not expected to produce significant operating results in 2005.

Note 11 — Segment Reporting

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

         NTS Realty

	(Unaudited)
	Three Months Ended June 30, 2005
	Multifamily	Commercial	Retail	Land	Non Segment	Total
Rental income	$3,635,057	$4,344,941	$341,392	$9,042	$(75,973)	$8,254,459
Tenant reimbursements	--	523,076	24,225	--	--	547,301

Total revenue	3,635,057	4,868,017	365,617	9,042	(75,973)	8,801,760

Operating expenses and
operating expenses - affiliated	1,748,400	1,397,802	29,462	135	--	3,175,799
Management fees	183,364	229,208	11,216	--	--	423,788
Real estate taxes	277,503	296,528	7,578	403	--	582,012
Professional and administrative
expenses and professional and
administrative expenses -
affiliated	--	--	--	--	1,130,238	1,130,238
Depreciation and amortization	833,753	1,226,643	68,016	652	--	2,129,064

Total operating expenses	3,043,020	3,150,181	116,272	1,190	1,130,238	7,440,901

Operating income (loss)	592,037	1,717,836	249,345	7,852	(1,206,211)	1,360,859

Interest and other income	1,812	22,045	37	--	95,367	119,261
Interest expense	(573,236)	(873,818)	(96,803)	--	(381,947)	(1,925,804)
Loss on disposal of assets	(75,590)	(52,579)	--	--	--	(128,169)

Net (loss) income	$(54,977)	$813,484	$152,579	$7,852	$(1,492,791)	$(573,853)

	(Unaudited)
	Six Months Ended June 30, 2005
	Multifamily	Commercial	Retail	Land	Non Segment	Total
Rental income	$7,217,655	$8,545,836	$682,785	$18,085	$(165,127)	$16,299,234
Tenant reimbursements	--	1,048,983	37,438	--	--	1,086,421

Total revenue	7,217,655	9,594,819	720,223	18,085	(165,127)	17,385,655

Operating expenses and
operating expenses - affiliated	3,358,998	2,831,229	60,421	270	--	6,250,918
Management fees	361,269	427,326	24,667	--	--	813,262
Real estate taxes	519,633	608,254	15,156	807	--	1,143,850
Professional and administrative
expenses and professional and
administrative expenses -
affiliated	--	--	--	--	2,221,158	2,221,158
Depreciation and amortization	1,667,972	2,459,408	142,844	1,304	--	4,271,528

Total operating expenses	5,907,872	6,326,217	243,088	2,381	2,221,158	14,700,716

Operating income (loss)	1,309,783	3,268,602	477,135	15,704	(2,386,285)	2,684,939

Interest and other income	3,799	39,702	49	--	119,935	163,485
Interest expense	(1,157,568)	(1,723,674)	(188,054)	--	(683,770)	(3,753,066)
Loss on disposal of assets	(97,471)	(60,014)	--	--	--	(157,485)

Net income (loss)	$58,543	$1,524,616	$289,130	$15,704	$(2,950,120)	$(1,062,127)

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

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which NTS-IV’s management internally disaggregated financial information for the purposes of assisting in making internal operating decisions. NTS-IV’s management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and joint venture income or loss incurred at the Partnership level were not allocated to the operating segments.

	(Unaudited)
	Three Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$274,383	$264,398	$538,781
Tenant reimbursements	--	45,534	45,534

Total revenue	274,383	309,932	584,315

Operating expenses and operating expenses - affiliated	119,640	121,250	240,890
Management fees	14,300	19,844	34,144
Real estate taxes	13,260	16,647	29,907
Depreciation and amortization	51,140	74,059	125,199

Total operating expenses	198,340	231,800	430,140

Operating income	76,043	78,132	154,175

Interest and other income	179	1,722	1,901
Interest expense	(49,426)	(5,340)	(54,766)
Loss on disposal of assets	(3,756)	--	(3,756)

Net income	$23,040	$74,514	$97,554

	(Unaudited)
	Six Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$560,972	$529,320	$1,090,292
Tenant reimbursements	--	91,230	91,230

Total revenue	560,972	620,550	1,181,522

Operating expenses and operating expenses - affiliated	257,616	234,362	491,978
Management fees	29,017	39,460	68,477
Real estate taxes	26,520	34,741	61,261
Depreciation and amortization	102,005	147,846	249,851

Total operating expenses	415,158	456,409	871,567

Operating income	145,814	164,141	309,955

Interest and other income	247	3,224	3,471
Interest expense	(99,863)	(12,963)	(112,826)
Loss on disposal of assets	(3,756)	--	(3,756)

Net income	$42,442	$154,402	$196,844

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$125,199	$249,851
Depreciation and amortization for Partnership	1,529	3,058

Total depreciation and amortization	$126,728	$252,909

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$1,901	$3,471
Interest and other income for Partnership	702	1,014

Total interest and other income	$2,603	$4,485

NET INCOME (LOSS)
Net income for reportable segments	$97,554	$196,844
Net loss for Partnership (1)	(114,989)	(332,337)

Total net loss	$(17,435)	$(135,493)

1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership and also includes any joint venture income or loss recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

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

        The following unaudited financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which NTS-V’s management internally disaggregated financial information for the purposes of assisting in making internal operating decisions. NTS-V’s management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and minority interest income or loss recorded at the Partnership level were not allocated to the operating segments.

	(Unaudited)
	Three Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$284,470	$694,540	$979,010
Tenant reimbursements	--	300,597	300,597

Total revenue	284,470	995,137	1,279,607

Operating expenses and operating expenses - affiliated	132,066	373,400	505,466
Management fees	15,347	55,059	70,406
Real estate taxes	14,490	117,333	131,823
Depreciation and amortization	56,911	261,322	318,233

Total operating expenses	218,814	807,114	1,025,928

Operating income	65,656	188,023	253,679

Interest and other income	69	5,333	5,402
Interest expense	(64,967)	(174,043)	(239,010)
Loss on disposal of assets	(4,176)	--	(4,176)

Net (loss) income	$(3,418)	$19,313	$15,895

	(Unaudited)
	Six Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$577,608	$1,349,157	$1,926,765
Tenant reimbursements	--	568,126	568,126

Total revenue	577,608	1,917,283	2,494,891

Operating expenses and operating expenses - affiliated	301,225	752,474	1,053,699
Management fees	30,109	107,468	137,577
Real estate taxes	28,980	234,666	263,646
Depreciation and amortization	113,495	523,717	637,212

Total operating expenses	473,809	1,618,325	2,092,134

Operating income	103,799	298,958	402,757

Interest and other income	578	10,630	11,208
Interest expense	(131,264)	(347,779)	(479,043)
Loss on disposal of assets	(4,176)	--	(4,176)

Net loss	$(31,063)	$(38,191)	$(69,254)

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$318,233	$637,212
Depreciation and amortization for Partnership	4,655	9,308

Total depreciation and amortization	$322,888	$646,520

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$5,402	$11,208
Interest and other income for Partnership	771	1,047

Total interest and other income	$6,173	$12,255

INTEREST EXPENSE
Interest expense for reportable segments	$(239,010)	$(479,043)
Interest expense for Partnership	(5,091)	(10,181)

Total interest expense	$(244,101)	$(489,224)

NET INCOME (LOSS)
Net income (loss) for reportable segments	$15,895	$(69,254)
Net loss for Partnership (1)	(228,879)	(564,530)
Minority interest income (loss)	694	(9,670)

Total net loss	$(213,678)	$(624,114)

1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation, interest expense and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

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

	(Unaudited)
	Three Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$2,474,184	$182,494	$2,656,678
Tenant reimbursements	--	408	408

Total revenue	2,474,184	182,902	2,657,086

Operating expenses and operating expenses - affiliated	1,045,216	87,984	1,133,200
Management fees	125,714	8,482	134,196
Real estate taxes	85,703	11,550	97,253
Depreciation and amortization	587,298	54,225	641,523

Total operating expenses	1,843,931	162,241	2,006,172

Operating income	630,253	20,661	650,914

Interest and other income	11,232	115	11,347
Interest expense	(204,841)	--	(204,841)
Loss on disposal of assets	(2,452)	(1,906)	(4,358)

Net income	$434,192	$18,870	$453,062

	(Unaudited)
	Six Months Ended June 30, 2004
	Multifamily	Commercial	Total
Rental income	$4,950,867	$320,083	$5,270,950
Tenant reimbursements	--	795	795

Total revenue	4,950,867	320,878	5,271,745

Operating expenses and operating expenses - affiliated	2,148,630	165,669	2,314,299
Management fees	250,059	16,858	266,917
Real estate taxes	189,838	33,203	223,041
Depreciation and amortization	1,173,676	108,247	1,281,923

Total operating expenses	3,762,203	323,977	4,086,180

Operating income (loss)	1,188,664	(3,099)	1,185,565

Interest and other income	11,688	266	11,954
Interest expense	(410,988)	--	(410,988)
Loss on disposal of assets	(2,556)	(1,906)	(4,462)

Net income (loss)	$786,808	$(4,739)	$782,069

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$641,523	$1,281,923
Depreciation and amortization for Partnership	22,366	44,733

Total depreciation and amortization	$663,889	$1,326,656

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$11,347	$11,954
Interest and other income for Partnership	1,538	3,257

Total interest and other income	$12,885	$15,211

INTEREST EXPENSE
Interest expense for reportable segments	$(204,841)	$(410,988)
Interest expense for Partnership	(390,746)	(784,480)

Total interest expense	$(595,587)	$(1,195,468)

NET INCOME (LOSS)
Net income for reportable segments	$453,062	$782,069
Net loss for Partnership (1)	(713,148)	(1,566,200)
Minority interest income	8,193	13,609

Total net loss	$(268,279)	$(797,740)

1)	The Partnership’s net loss was primarily composed of professional and administrative costs born by the Partnership and also includes interest expense, depreciation and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

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

	(Unaudited)
	Three Months Ended June 30, 2004
	Land	Retail	Commercial	Total
Rental income	$13,384	$323,871	$1,825,085	$2,162,340
Tenant reimbursements	--	13,469	102,128	115,597

Total revenue	13,384	337,340	1,927,213	2,277,937

Operating expenses and operating
expenses - affiliated	22	27,416	564,565	592,003
Management fees	300	21,287	120,135	141,722
Real estate taxes	398	7,479	95,274	103,151
Professional and administrative expenses	17,340	17,340	46,238	80,918
Depreciation and amortization	1,272	75,050	401,046	477,368

Total operating expenses	19,332	148,572	1,227,258	1,395,162

Operating (loss) income	(5,948)	188,768	699,955	882,775

Interest and other income	--	40	13,882	13,922
Interest expense	--	(102,688)	(559,784)	(662,472)

Net (loss) income	$(5,948)	$86,120	$154,053	$234,225

	(Unaudited)
	Six Months Ended June 30, 2004
	Land	Retail	Commercial	Total
Rental income	$26,768	$647,307	$3,655,711	$4,329,786
Tenant reimbursements	--	29,792	224,215	254,007

Total revenue	26,768	677,099	3,879,926	4,583,793

Operating expenses and operating
expenses - affiliated	776	173,664	1,073,476	1,247,916
Management fees	600	40,049	235,821	276,470
Real estate taxes	796	14,958	190,628	206,382
Professional and administrative expenses	24,806	24,806	66,150	115,762
Depreciation and amortization	2,544	150,099	847,092	999,735

Total operating expenses	29,522	403,576	2,413,167	2,846,265

Operating (loss) income	(2,754)	273,523	1,466,759	1,737,528

Interest and other income	--	70	17,389	17,459
Interest expense	--	(208,211)	(1,129,438)	(1,337,649)
Loss of disposal of assets	--	--	(38,598)	(38,598)

Net (loss) income	$(2,754)	$65,382	$316,112	$378,740

         Blankenbaker Business Center 1A

        Blankenbaker Business Center 1A’s reportable operating segments included only one segment — Commercial Real Estate Operations.

Note 12 — Subsequent Event

        The Board of Directors of the Company has approved a sale by the Partnership of an approximately 2 acre tract of vacant land adjoining the Outlets Mall property for a purchase price equal to $225,000 per acre to an unaffiliated third-party purchaser pursuant to a contract dated August 8, 2005. Pursuant to the same contract, two affiliated entities owned and/or controlled directly or indirectly by J.D. Nichols, Director and Chairman, and Brian F. Lavin, Director, Chief Executive Officer and President of our Managing General Partner, have agreed to sell an adjoining tract of land to the same unaffiliated third-party purchaser at the same per-acre purchase price and on the same terms and conditions as the sale of our property. The unaffiliated third-party purchaser would not have agreed to purchase our property umless it was also sold simultaneously with the tract owned by the afffiliated entities. Our property has a carrying value of approximately $115,000 and is included in land, buildings and amenities on our balance sheet at June 30, 2005. Closing is expected to occur by year-end 2005, subject to the purchaser’s due diligence results. The Partnership will have the right to repurchase our property from the purchaser in the event construction has not commenced on the tract within 2 years of delivery of the deed.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), financial information for the three and six months ended June 30, 2004 was treated as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis.

        The following discussion should be read in conjunction with the financial statements and historical financial statements appearing in Item 1 and the cautionary statements below. This discussion treats our statements of operations and cash flow information for the three and six months ended June 30, 2004 as if it were combined with our predecessors.

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

        “Net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter. NTS Realty Capital will establish these reserves for, among other things, working capital or capital improvement needs. Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future. For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures. Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

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

        In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost, which is the market cost avoidance of executing the acquired leases. Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third party appraisal as the primary basis for allocating the purchase price between land and buildings. A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases. The value of in-place leases is amortized to expense over the remaining current term of the respective leases. A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space. We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value. The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals. We currently do not have any tenants with whom we have developed a relationship that we believe has any current intangible value.

         Recognition of Rental Income

        Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight-lining,” on a historical combining basis, rental income exceeded the cash collected for rent by approximately $108,000 and $441,000, respectively for the three and six months ended June 30, 2005. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

         Recognition of Lease Termination Income

        We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

         Cost Capitalization and Depreciation Policies

        We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 5-30 years, land improvements have estimated useful lives between 7-30 years and amenities have estimated useful lives between 5-30 years. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Results of Operations

        This section describes our results of operations for the three and six months ended June 30, 2004 as if it were combined with our Predecessors’ operations without adjustment. As of June 30, 2005, we owned nineteen office and business centers, nine multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

        Net loss for the three months ended June 30, 2005 and 2004 was approximately $(573,853) and $(177,615), respectively. The increased net loss is primarily due to increased operating expenses and interest expense, partially offset by decreased legal and professional expenses related to the merger and class action litigation as well as increased revenues. The net loss for the six months ended June 30, 2005 and 2004 was approximately $(1,062,127) and $(1,099,200), respectively. The decreased net loss is primarily due to decreased legal and professional expenses related to the merger and class action litigation, as well as increased revenues and other income.

        Occupancy levels at our properties by segment as of June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004
Commercial	84%	84%
Multifamily	92%	90%
Retail	100%	100%
Land	N/A	N/A

        We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

        The average occupancy levels at our properties by segment for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Commercial	84%	84%	84%	83%
Multifamily	91%	88%	89%	87%
Retail	100%	100%	100%	100%
Land	N/A	N/A	N/A	N/A

        We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

        The leasing and renewal negotiations for our commercial properties are primarily handled by leasing agents that are employees of NTS Development Company. All advertising for the commercial properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

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

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ended June 30, 2005 and 2004.

         Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements for the three months ended June 30, 2005 and 2004 were approximately $8,802,000 and $8,363,000, respectively. The increase of $439,000, or 5%, was primarily the result of increased revenues in the commercial and multifamily segments. The commercial segment increase was primarily the result of increased average occupancy at Atrium Center, Lakeshore Business Center Phase III, Peachtree Corporate Center, Plainview Point Office Center Phase III and Plainview Center, as well as decreased free rent at Lakeshore Business Center Phase III. The commercial segment increase is partially offset by decreased average occupancy at Commonwealth Business Center Phase I, Lakeshore Business Center Phases I and II, Springs Medical Office Center and Plainview Point Office Center Phases I and II. The multifamily segment increase was primarily due to increased average occupancy at Park Place Apartments Phases I, II and III, The Willows of Plainview Phase II, The Park at the Willows and Sabal Park Apartments, partially offset by decreased average occupancy at The Willows of Plainview Phase I and Willow Lake Apartments and decreased average rent per unit at The Willows of Plainview Phases I and II and Park Place Apartments Phases I and III.

        Rental income and tenant reimbursements for the six months ended June 30, 2005 and 2004 were approximately $17,386,000 and $16,653,000, respectively. The increase of $733,000, or 4%, was primarily the result of increased revenues in the commercial and multifamily segments. The commercial segment increase was primarily the result of increased average occupancy at Plainview Point Office Center Phase III, Atrium Center, Lakeshore Business Center Phase III, Peachtree Corporate Center and Plainview Center, as well as decreased free rent at Lakeshore Business Center Phase III. The commercial segment increase is partially offset by decreased average occupancy at Commonwealth Business Center Phase I, Lakeshore Business Center Phase I, Springs Medical Office Center and Plainview Point Office Center Phases I and II, as well as increased free rent for Blankenbaker Business Center 1A and 1B. The multifamily segment increase was primarily the result of increased average occupancy at Park Place Apartments Phases I and II, Golf Brook Apartments and Sabal Park Apartments, as well as increased average rent per unit at Golf Brook Apartments, Sabal Park Apartments, Park Place Apartments Phase II and The Park at the Willows. The multifamily segment increase is partially offset by decreased average occupancy at The Willows of Plainview Phase I and Willow Lake Apartments, as well as decreased average rent per unit at The Willows of Plainview Phases I and II, Willow Lake Apartments and Park Place Apartments Phases I and III.

        Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the period-to-period results.

         Operating Expenses and Operating Expenses — Affiliated

        Operating expenses for the three months ended June 30, 2005 and 2004 were approximately $2,186,000 and $1,986,000, respectively. The increase of $200,000, or 10%, was primarily due to our multifamily segment, which included increased repairs and maintenance expenses at all of our multifamily properties, increased landscaping expense at Sabal Park Apartments, increased utilities expense at The Willows of Plainview Phases I and II and The Park at the Willows, as well as increased tax consulting fees at Park Place Apartments Phases I, II and III. The multifamily segment increase was partially offset by decreased landscaping expenses at Park Place Apartments Phases I, II and III.

        Operating expenses for the six months ended June 30, 2005 and 2004 were approximately $4,281,000 and $4,042,000, respectively. The increase of $239,000, or 6%, was primarily due to our multifamily segment, which included increased landscaping expenses at Sabal Park Apartments, Golf Brook Apartments, Park Place Apartments Phases I, II and III and Willow Lake Apartments, increased repairs and maintenance expenses at all of our multifamily properties, partially offset by decreased tax consulting fees at Willow Lake Apartments.

        Operating expenses-affiliated for the three months ended June 30, 2005 and 2004 were approximately $990,000 and $996,000, respectively. The decrease of $6,000 was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes. Operating expenses-affiliated for the six months ended June 30, 2005 and 2004 were approximately $1,970,000 and $2,073,000, respectively. The decrease of $103,000, or 5%, was primarily due to a decrease in personnel costs for our commercial segment.

        Operating expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

         Management Fees

        Management fees for the three months ended June 30, 2005 and 2004 were approximately $424,000 and $460,000, respectively. Management fees for the six months ended June 30, 2005 and 2004 were approximately $813,000 and $906,000, respectively. The decreases of $36,000, or 8%, and $93,000, or 10%, respectively, were primarily the result of a change in the management fee calculation pursuant to the terms of an agreement with NTS Development Company.

         Real Estate Taxes

        Real estate taxes for the three months ended June 30, 2005 and 2004 were approximately $582,000 and $447,000, respectively. Real estate taxes for the six months ended June 30, 2005 and 2004 were approximately $1,144,000 and $925,000, respectively. The increases of $135,000, or 30%, and $219,000, or 24%, respectively, were primarily the result of reduced periodic expense in 2004 due to adjustments to the accrued tax liability for the reduction of the tax assessments at Willow Lake Apartments.

         Professional and Administrative Expenses and Professional and Administrative Expenses — Affiliated

        Professional and administrative expenses for the three months ended June 30, 2005 and 2004 were approximately $786,000 and $703,000, respectively. The increase of $83,000, or 12%, was primarily the result of increased administrative costs incurred by NTS Realty, partially offset by decreased legal and professional fees in relation to the merger and to the class action litigation.

        Professional and administrative expenses for the six months ended June 30, 2005 and 2004 were approximately $1,525,000 and $1,802,000, respectively. The decrease of $277,000, or 15%, was primarily due to decreased legal and professional fees related to the merger and to the class action litigation, partially offset by increased administrative expenses incurred by NTS Realty. Professional and administrative expenses for the six months ended June 30, 2005 included approximately $141,000 and $510,000 in merger and litigation expenses, respectively. Professional and administrative expenses for the six months ended June 30, 2004 included approximately $941,000 and $475,000 in merger and litigation expenses, respectively.

        Professional and administrative expenses — affiliated for the three months ended June 30, 2005 and 2004 were approximately $344,000 and $284,000, respectively. Professional and administrative expenses — affiliated for the six months ended June 30, 2005 and 2004 were approximately $697,000 and $538,000, respectively. The increases of $60,000, or 21%, and $159,000, or 30%, were primarily due to increased personnel costs at all of our properties.

        Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses — affiliated consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Finance	$91,000	$82,000	$192,000	$153,000
Accounting	152,000	125,000	309,000	233,000
Investor Relations	54,000	35,000	101,000	66,000
Human Resources	3,000	17,000	7,000	35,000
Overhead	44,000	25,000	88,000	51,000

Total	$344,000	$284,000	$697,000	$538,000

         Depreciation and Amortization

        Depreciation and amortization expenses for the three months ended June 30, 2005 and 2004 were approximately $2,129,000 and $2,000,000, respectively. Depreciation and amortization expenses for the six months ended June 30, 2005 and 2004 were approximately $4,272,000 and $4,072,000, respectively. The increases of $129,000, or 6%, and $200,000, or 5%, respectively, were primarily due to the amortization of intangible assets, partially offset by the revision of our fixed asset lives subsequent to their acquisition by NTS Realty.

         Interest Expense

        Interest expense for the three months ended June 30, 2005 and 2004 was approximately $1,926,000 and $1,740,000, respectively. Interest expense for the six months ended June 30, 2005 and 2004 was approximately $3,753,000 and $3,507,000, respectively. The increases of $186,000, or 11%, and $246,000, or 7%, respectively, were primarily due to additional loan proceeds obtained in December 2004 and March 2005. The increases are partially offset by lowered interest rates and extended amortization schedules due to refinancing approximately $94.0 million of debt.

         Loss on Disposal of Assets

        The loss on disposal of assets for the three and six months ended June 30, 2005 can be attributed to assets that were not fully depreciated at the time of replacement spread amongst the majority of our properties. These replacements include heating and air conditioning units, stairwell upgrades, lighting upgrades and fire sprinkler replacements, among others.

Liquidity and Capital Resources

        Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash. Operating income generated by the properties will be the primary source from which we generate cash. Other sources of cash include the proceeds from mortgage loans and notes payable. Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating activities	$2,136,671	$4,838,225
Investing activities	(4,988,139)	(1,064,344)
Financing activities	12,998,225	(3,246,040)

Net increase in cash and equivalents	$10,146,757	$527,841

         Cash Flow from Operating Activities

        Net cash provided by operating activities decreased from approximately $4,838,000 to $2,137,000 for the six months ended June 30, 2004 and 2005, respectively. The decrease was primarily a result of cash used to pay accounts payable.

         Cash Flow from Investing Activities

        Net cash used in investing activities increased from approximately $1,064,000 to $4,988,000 for the six months ended June 30, 2004 and 2005, respectively. The increase was primarily due to externally escrowing $2,000,000 for specific capital expenditures at Blankenbaker Business Center 1A and 1B. The increase was also the result of increased capital expenditures, which included roof replacements at Willow Lake Apartments, Park Place Apartments Phases I and II and Blankenbaker Business Center II, HVAC replacements at Blankenbaker Business Center 1A and 1B, tenant improvements at Commonwealth Business Center Phase I, Springs Office Center, Blankenbaker Business Center 1A and 1B and Lakeshore Business Center Phase II, vacant suite improvements at Atrium Center and Lakeshore Business Center Phases I and II and lobby renovations at Atrium Center.

         Cash Flow from Financing Activities

        For the six months ended June 30, 2004, we used approximately $3,246,000 in net cash from financing activities. Net cash provided by financing activities was approximately $12,998,000 for the six months ended June 30, 2005. The change was primarily the result of $30,000,000 in loan proceeds obtained in March 2005. The increase is partially offset by the payoff of the revolving note payable of approximately $14,971,000.

         Future Liquidity

        Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves which consist of unrestricted cash as shown on our balance sheet were approximately $12,721,000 on June 30, 2005. As part of the merger, we refinanced approximately $94.0 million of debt with approximately $119.0 million of new debt. The refinancing, among other things, lowered interest rates and extended the amortization schedules. The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable and deferred fees and expenses to NTS Development Company. Subject to our distribution policy, we anticipate making quarterly distributions to our limited partners.

        On April 14, 2005, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved a quarterly distribution of $0.10 per unit on NTS Realty’s limited partnership units. The distribution was paid on May 13, 2005, to limited partners of record at the close of business on April 27, 2005.

        On June 14, 2005, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved another quarterly distribution of $0.10 per unit on NTS Realty’s limited partnership units. The distribution was paid on July 15, 2005, to limited partners of record at the close of business on June 30, 2005.

        We expect to incur capital expenditures of approximately $7.3 million during the next twelve months primarily for tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments.

         Property Acquisition

        On June 27, 2005, NTS Realty issued a press release to announce that it entered into an Agreement of Sale (the “Agreement”) with Great Lakes Property Group Trust to purchase The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property consisting of amenities, including a fitness center, car wash, swimming pool and a lighted tennis court. During the last six months, The Lakes Apartments’ occupancy has ranged from 93% to 97%.

        Subject to the terms and conditions of the Agreement, NTS Realty has agreed to pay $16.0 million for The Lakes Apartments. NTS Realty intends to finance a portion of the purchase price with a mortgage loan, which is currently being negotiated, and use cash reserves for the remainder. This acquisition is expected to close in the third quarter of 2005 and is not expected to produce significant operating results in 2005. We expect the acquisition to be accretive to operating results and our cash available for distributions in 2006.

Website Information

        Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate with the exception of an approximate $14.0 million mortgage payable. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $6,800,000 decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $139,000 annually.

ITEM 4 — CONTROLS AND PROCEDURES

        Our managing general partner established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

        As of June 30, 2005, our managing general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

        On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) (the “California Litigation”) on December 5, 2003. At the final hearing, class members were given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the California Litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, were fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; and (3) each class member who did not request to be excluded from the settlement released all known and unknown claims against the defendants, including those claims being pursued in a competing class action in Kentucky, which is discussed in further detail below.

        On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 27, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments.

        On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) (the “Kentucky Litigation”) against certain of the Former General Partners and several individuals and entities affiliated with us.  The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, a declaratory judgment and injunctive relief.

        On March 2, 2004, the Former General Partners filed a motion to dismiss the Kentucky Litigation. After the motion to dismiss was briefed, the settlement agreement in the California Litigation (discussed above) received final court approval. Thereby, the Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Kentucky Litigation to file an amended complaint in light of the approved settlement of the California Litigation. The plaintiffs’ six opt-outs from the California Litigation filed a corrected second amended complaint on August 11, 2004.

        On February 9, 2005, the Circuit Court instructed the defendants to file a responsive pleading only as to direct claims asserted by the plaintiffs in the Corrected Second Amended Complaint. On March 9, 2005, the Former General Partners, along with the other defendants, filed motions to dismiss the “corrected” second amended complaint.

        On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals.

        We and our legal counsel believe that the litigation pending in Kentucky is without merit, and therefore, are continuing to vigorously defend against it. No amounts have been accrued for the settlement of this action in our financial statements.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 — OTHER INFORMATION
Not Applicable.

ITEM 6 — EXHIBITS

Exhibit No.
2.01	Agreement and Plan of Merger entered into by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd.	(2)

2.02	Contribution Agreement entered into by and among NTS Realty Holdings Limited Partnership and ORIG, LLC	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(5)

3.02	Form of Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership	(4)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(5)

3.04	Bylaws of NTS Realty Capital, Inc.	(6)

10.01	Form of Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company	(5)

10.02	Lease Agreement dated as of January 12, 2005, between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(8)

14.01	Code of Conduct and Ethics	(8)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(1)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

99.1	Form of Lock-up Agreement between NTS Realty Holdings Limited Partnership and the executive officers of NTS Realty Capital, Inc.	(5)

99.2	Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(7)

(1)	Filed as part of this quarterly report on Form 10-Q.
(2)	Incorporated by reference to Appendix B to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(3)	Incorporated by reference to Appendix C to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(4)	Incorporated by reference to Appendix D to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(5)	Incorporated by reference to the Registrant's Form S-4, as filed by the Registrant with the Securities and Exchange Commission on February 4, 2004.
(6)	Incorporated by reference to Amendment No. 1 to the Form S-4, as filed by the Registrant with the Securities and Exchange Commission on June 18, 2004.
(7)	Incorporated by reference to the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(8)	Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By: NTS Realty Capital, Inc. Its: Managing General Partner By: /s/ Brian F. Lavin —————————————— Brian F. Lavin Its: President and Chied Executive Officer Date: August 15, 2005