Form 10-Q
period 2005-09-30
NTS REALTY HOLDINGS LP
filed 2005-11-14
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [  ]      No |X|

As of November 10, 2005, there were 11,381,608 limited partnership units outstanding.

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of September 30, 2005 and December 31, 2004

	(Unaudited)
	September 30, 2005	December 31, 2004

ASSETS:
Cash and equivalents	$1,972,458	$2,573,855
Cash and equivalents - restricted	2,076,509	313,255
Accounts receivable, net of allowance for doubtful accounts of
$307,135 at September 30, 2005 and $125,485 at December 31, 2004	2,153,189	1,594,780
Investment in and notes receivable from joint venture	9,025,198	--
Land, buildings and amenities, net	147,545,811	130,865,928
Long-lived assets held for sale	25,012,877	25,727,645
Other assets	5,627,276	5,471,961

Total assets	$193,413,318	$166,547,424

LIABILITIES:
Mortgages and notes payable	$140,804,902	$112,799,938
Accounts payable and accrued expenses	2,861,600	2,588,663
Accounts payable and accrued expenses - affiliate	477,604	177,879
Security deposits	803,920	564,315
Long-lived liabilities held for sale	454,616	112,350
Other liabilities	3,703,109	774,294

Total liabilities	149,105,751	117,017,439

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' EQUITY	44,307,567	49,529,985

Total liabilities and partners' equity	$193,413,318	$166,547,424

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners’ Equity as of September 30, 2005
(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS' EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net loss prior year	--	--	(23,433)	(349,848)	(373,281)
Net loss current year	--	--	(112,149)	(1,674,346)	(1,786,495)
Cash distributions declared to date	--	--	(214,348)	(3,200,134)	(3,414,482)

Balances on September 30, 2005	714,491	10,667,117	$2,781,451	$41,526,116	$44,307,567

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Three and Nine Months Ended September 30, 2005
(Unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
REVENUE:
Rental income	$6,947,613	$20,197,695
Tenant reimbursements	561,798	1,640,572

Total revenue	7,509,411	21,838,267

EXPENSES:
Operating expenses	1,872,503	5,216,893
Operating expenses - affiliated	804,991	2,372,459
Management fees	356,363	1,009,973
Real estate taxes	472,136	1,395,125
Professional and administrative expenses	647,312	2,171,888
Professional and administrative expenses - affiliated	346,258	1,042,840
Depreciation and amortization	1,911,880	5,666,653

Total operating expenses	6,411,443	18,875,831

OPERATING INCOME	1,097,968	2,962,436

Interest and other income	116,942	278,955
Interest expense	(1,831,397)	(5,242,812)
Loss on disposal of assets	(222,149)	(355,901)

LOSS FROM CONTINUING OPERATIONS	(838,636)	(2,357,322)
Discontinued operations, net	114,268	570,827

NET LOSS	$(724,368)	$(1,786,495)

Loss from continuing operations allocated to limited partners	$(785,990)	$(2,209,339)
Discontinued operations, net allocated to limited partners	107,095	534,993

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(678,895)	$(1,674,346)

Loss from continuing operations per limited partnership unit	$(0.07)	$(0.21)
Discontinued operations, net per limited partnership unit	0.01	0.05

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.06)	$(0.16)

Number of limited partnership units	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Three Months Ended September 30, 2004
(Unaudited)

	Three Months Ended September 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
REVENUE:
Rental income	$869,562	$511,773	$971,085	$1,486,913	$408,219	$1,992,714	$188,197
Tenant reimbursements	85,492	45,483	286,827	408	--	111,222	49,056

Total revenue	955,054	557,256	1,257,912	1,487,321	408,219	2,103,936	237,253

EXPENSES:
Operating expenses	202,181	112,013	432,967	437,552	98,310	398,355	37,064
Operating expenses - affiliated	78,657	113,674	153,333	234,333	70,278	161,047	11,080
Management fees	46,060	30,546	67,696	79,119	19,917	126,323	14,236
Real estate taxes	52,146	29,907	203,278	107,184	19,908	91,189	13,248
Professional and administrative
expenses	72,087	117,090	161,239	200,250	65,481	15,152	--
Professional and administrative
expenses - affiliated	41,393	45,547	57,950	115,560	37,489	--	--
Depreciation and amortization	251,894	119,434	324,012	451,579	101,706	473,540	92,993

Total operating expenses	744,418	568,211	1,400,475	1,625,577	413,089	1,265,606	168,621

OPERATING INCOME (LOSS)	210,636	(10,955)	(142,563)	(138,256)	(4,870)	838,330	68,632

Interest and other income	3,900	2,590	4,906	2,493	500	2,908	10
Interest expense	(99,527)	(51,287)	(239,838)	(494,492)	(60,800)	(655,460)	(22,356)
Loss on disposal of assets	--	(7,846)	(920)	(748)	--	--	--
Income from investment in joint
ventures	--	5,365	--	--	14,506	--	--

Income (loss) before minority
interest	115,009	(62,133)	(378,415)	(631,003)	(50,664)	185,778	46,286

Minority interest	--	--	28,098	(8,675)	--	--	--

Income (loss) from continuing
operations	115,009	(62,133)	(350,317)	(639,678)	(50,664)	185,778	46,286
Discontinued operations, net	--	--	--	150,306	--	107,963	--

NET INCOME (LOSS)	$115,009	$(62,133)	$(350,317)	$(489,372)	$(50,664)	$293,741	$46,286

Income (loss) from continuing
operations allocated to
limited partners	$125,578	$(61,512)	$(346,814)	$(633,281)	$(50,157)
Discontinued operations, net
allocated to limited partners	--	--	--	148,803	--

NET INCOME (LOSS) ALLOCATED TO
LIMITED PARTNERS	$125,578	$(61,512)	$(346,814)	$(484,478)	$(50,157)

Income (loss) from continuing
operations per limited
partnership unit	$9.99	$(2.55)	$(11.36)	$(16.28)	$(0.09)
Discontinued operations, net
per limited partnership unit	--	--	--	3.82	--

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT	$9.99	$(2.55)	$(11.36)	$(12.46)	$(0.09)

Weighted average number of
limited partnership units	12,570	24,109	30,521	38,889	552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Nine Months Ended September 30, 2004
(Unaudited)

	Nine Months Ended September 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
REVENUE:
Rental income	$2,573,208	$1,602,066	$2,897,850	$4,379,547	$1,178,939	$5,951,013	$564,590
Tenant reimbursements	257,270	136,713	854,953	1,203	--	357,480	147,168

Total revenue	2,830,478	1,738,779	3,752,803	4,380,750	1,178,939	6,308,493	711,758

EXPENSES:
Operating expenses	611,748	361,707	1,172,015	1,179,654	298,526	1,224,635	102,185
Operating expenses affiliated	248,169	355,960	467,984	702,878	209,299	518,228	33,959
Management fees	135,023	99,023	205,273	227,965	59,013	380,059	42,711
Real estate taxes	156,438	91,168	466,924	114,201	59,724	273,487	39,744
Professional and administrative
expenses	280,175	425,059	604,832	730,655	261,431	122,644	--
Professional and administrative
expenses - affiliated	117,334	125,778	160,445	325,398	107,208	--	--
Depreciation and amortization	782,469	372,342	970,532	1,358,116	306,672	1,416,478	203,839

Total operating expenses	2,331,356	1,831,037	4,048,005	4,638,867	1,301,873	3,935,531	422,438

OPERATING INCOME (LOSS)	499,122	(92,258)	(295,202)	(258,117)	(122,934)	2,372,962	289,320

Interest and other income	9,593	7,075	17,161	16,800	2,829	20,315	88
Interest expense	(301,192)	(164,113)	(729,062)	(1,496,917)	(182,620)	(1,991,308)	(70,291)
Loss on disposal of assets	(1,261)	(11,602)	(5,095)	(2,758)	(1,287)	(38,598)	--
Income from investment in joint
ventures	--	63,272	--	--	68,671	--	--

Income (loss) before minority
interest	206,262	(197,626)	(1,012,198)	(1,740,992)	(235,341)	363,371	219,117
Minority interest	--	--	37,767	(22,284)	--	--	--

Income (loss) from continuing
operations	206,262	(197,626)	(974,431)	(1,763,276)	(235,341)	363,371	219,117
Discontinued operations, net	--	--	--	476,164	--	309,110	--

NET INCOME (LOSS)	$206,262	$(197,626)	$(974,431)	$(1,287,112)	$(235,341)	$672,481	$219,117

Income (loss) from continuing
operations allocated to
limited partners	$239,356	$(195,650)	$(964,687)	$(1,745,643)	$(232,988)
Discontinued operations, net
allocated to limited partners	--	--	--	471,402	--

NET INCOME (LOSS) ALLOCATED TO
LIMITED PARTNERS	$239,356	$(195,650)	$(964,687)	$(1,274,241)	$(232,988)

Income (loss) from continuing
operations per limited
partnership unit	$19.04	$(8.12)	$(31.61)	$(44.89)	$(0.42)
Discontinued operations, net
per limited partnership unit	--	--	--	12.12	--

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT	$19.04	$(8.12)	$(31.61)	$(32.77)	$(0.42)

Weighted average number of
limited partnership units	12,570	24,109	30,521	38,889	552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Cash Flows for the Nine Months Ended September 30, 2005
(Unaudited)

Nine Months Ended September 30, 2005
OPERATING ACTIVITIES:
Net loss	$(1,786,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	397,518
Depreciation and amortization	6,975,613
Write-off of loan costs	113,102
Changes in assets and liabilities:
Cash and equivalents - restricted	(60,900)
Accounts receivable	(581,182)
Other assets	(1,145,986)
Accounts payable and accrued expenses	272,937
Accounts payable and accrued expenses - affiliate	299,725
Distributions declared payable	1,174,414
Security deposits	245,802
Other liabilities	930,867

Net cash provided by operating activities	6,835,415

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(5,999,618)
Acquisition of The Lakes Apartments	(15,975,000)
Investment in and note receivable from joint venture	(9,010,224)
Cash and equivalents - restricted	(1,702,354)

Net cash used in investing activities	(32,687,196)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	30,000,000
Principal payments on mortgages and notes payable	(1,353,067)
Repayment of notes payable	(14,986,826)
Proceeds from revolving note payable, net	14,344,857
Additions to loan costs	(478,259)
Cash distributions	(2,276,321)

Net cash provided by financing activities	25,250,384

NET DECREASE IN CASH AND EQUIVALENTS	(601,397)

CASH AND EQUIVALENTS, beginning of period	2,573,855

CASH AND EQUIVALENTS, end of period	$1,972,458

The accompanying notes to financial statements are an integral part of this statement.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Cash Flows for the Nine Months Ended September 30, 2004
(Unaudited)

	Nine Months Ended September 30, 2004
	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI	NTS Properties VII	NTS Private Group	BBC 1A
OPERATING ACTIVITIES:
Net income (loss)	$206,262	$(197,626)	$(974,431)	$(1,287,112)	$(235,341)	$672,481	$219,117
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Provision for doubtful accounts	--	--	64,929	--	--	143,462	--
Write-off of uncollectible accounts
receivable	--	--	(4,994)	--	--	(16,329)	--
Loss on disposal of assets	1,261	11,602	5,095	9,890	1,287	38,598	--
Depreciation and amortization	868,495	395,426	1,137,542	2,032,523	309,013	1,704,736	238,529
Income from investment in
joint ventures	--	(63,272)	--	--	(68,671)	--	--
Minority interest (loss) income	--	--	(37,767)	22,284	--	--	--
Changes in assets and liabilities:
Cash and equivalents - restricted	(55,449)	(16,796)	(392,333)	(129,422)	(525)	(268,131)	(34,531)
Accounts receivable	(131,134)	35,765	(145,552)	75,474	(7,538)	(32,802)	18,752
Other assets	(76,470)	12,643	(34,073)	17,456	14,417	(248,206)	10,344
Accounts payable and accrued
expenses	(93,143)	117,531	615,344	1,173,849	(18,449)	338,962	(5,216)
Security deposits	5,848	(3,278)	30,343	2,980	(200)	(23,044)	--
Other liabilities	125,222	87,947	441,195	402,032	61,116	337,309	43,551

Net cash provided by operating
activities	850,892	379,942	705,298	2,319,954	55,109	2,647,036	490,546

INVESTING ACTIVITIES:
Additions to land, buildings and
amenities	(166,646)	(117,863)	(307,128)	(532,090)	(12,630)	(796,885)	--
Investments in and advances from
joint ventures	--	74,602	--	--	19,161	--	--
Minority interest	--	--	(9,663)	(47,008)	--	--	--

Net cash (used in) provided by
investing activities	(166,646)	(43,261)	(316,791)	(579,098)	6,531	(796,885)	--

FINANCING ACTIVITIES:
Proceeds from mortgages and
notes payable	--	--	279,969	19,216	--	400,000	--
Principal payments on mortgages
and notes payable	(329,557)	(520,637)	(557,408)	(1,643,148)	(119,187)	(2,119,451)	(441,564)
Cash distributions	--	--	--	--	--	(160,100)	(61,141)
Cash contributions	--	--	--	--	--	397,000	--
Additions to loan costs	(1,975)	--	(3,116)	--	--	--	--

Net cash used in financing
activities	(331,532)	(520,637)	(280,555)	(1,623,932)	(119,187)	(1,482,551)	(502,705)

NET INCREASE (DECREASE)
IN CASH AND EQUIVALENTS	352,714	(183,956)	107,952	116,924	(57,547)	367,600	(12,159)

CASH AND EQUIVALENTS,
beginning of period	180,911	298,240	191,321	125,342	263,655	440,049	33,977

CASH AND EQUIVALENTS,
end of period	$533,625	$114,284	$299,273	$242,266	$206,108	$807,649	$21,818

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements
(Unaudited)

        The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2004 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2005. In the opinion of our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 – Summary of Significant Accounting Policies

      Organization and Distribution Policy

        NTS Realty was organized in Delaware during 2003. Our registration statement on Form S-4 was made effective by the Securities and Exchange Commission (“SEC”) on October 27, 2004 with respect to a proposed merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”) registered under the Securities Exchange Act of 1934, along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. Certain litigation as described in Note – 11 Commitments and Contingencies was settled in connection with the merger. The merger was completed on December 28, 2004 after a majority of the outstanding limited partnership interests of each Partnership were voted in favor of the merger. As a result of the merger, the Partnerships and Blankenbaker Business Center 1A ceased to exist by operation of law. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company (“ORIG”), affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties. We accounted for the merger using the purchase method. All purchase price allocations are final.

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

        We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. From time to time, we may make investments in joint ventures consistent with those activities described in our partnership agreement. Following the merger and contribution and as of September 30, 2005, we own thirty-three properties, comprised of ten multifamily properties; nineteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (22) and Lexington (3), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (2), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,570 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

        We paid quarterly distributions of $0.10 per unit to limited partners on May 13, 2005, July 15, 2005 and October 14, 2005.

Note 2 – Use of Estimates and Reclassifications in the Preparation of Financial Statements

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

        Certain reclassifications have been made to the September 30, 2004 and December 31, 2004 financial statements to conform to the September 30, 2005 classifications. These reclassifications have no effect on previously reported operations.

Note 3 – Concentration of Credit Risk

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

Note 4 – Cash and Equivalents

        Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

Note 5 – Cash and Equivalents – Restricted

        Cash and equivalents – restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 6 – Property and Depreciation

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

        Depreciation expense for the three and nine months ended September 30, 2005 and 2004 was as follows:

	(Unaudited)
	Three Months Ended September 30,
	2005	2004
NTS Realty	$1,593,548

NTS-Properties III		$246,520
NTS-Properties IV		119,434
NTS-Properties V		324,012
NTS-Properties VI		451,579
NTS-Properties VII		101,706
NTS Private Group		434,184
Blankenbaker Business Center 1A		92,993

        Depreciation expense included in discontinued operations was $185,717 and $240,610, for the three months ended September 30, 2005 and 2004, respectively.

	(Unaudited)
	Nine Months Ended September 30,
	2005	2004
NTS Realty	$4,685,608

NTS-Properties III		$766,349
NTS-Properties IV		372,342
NTS-Properties V		970,532
NTS-Properties VI		1,358,116
NTS-Properties VII		306,672
NTS Private Group		1,329,871
Blankenbaker Business Center 1A		203,839

        Depreciation expense included in discontinued operations was $555,877 and $717,526 for the nine months ended September 30, 2005 and 2004, respectively.

        Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the nine months ended September 30, 2005 and 2004 did not result in an impairment loss.

Note 7 – Investment in and Notes Receivable from Joint Venture

        On September 12, 2005, we entered into a joint venture investment with an unaffiliated third party investor to acquire an approximately $16 million mortgage loan secured by real property and improvements. We contributed $200,000 as capital and hold a 45% interest in the joint venture, which we account for using the equity method. We loaned the joint venture $1.8 million on a note receivable with an interest rate of 8%, which is due on December 31, 2011, with interest payable on each December 31. We also loaned the joint venture approximately $7.0 million on a $7.2 million note receivable due on September 30, 2006, and bearing interest monthly, of LIBOR plus 1.75%. This investment in and notes receivable from the joint venture were funded with borrowings on our revolving note payable to a bank.

        The unaffiliated third party investor contributed $400,000 as capital and holds a 55% interest in the joint venture. The investor also loaned the joint venture $3.6 million on a note receivable with an interest rate of 8%, which is due on December 31, 2011. The principal repayments on the $1.8 million and $3.6 million notes are subordinated to the repayment of the balance due on the $7.2 million note.

Note 8 – Mortgages and Notes Payable

        Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2005	December 31, 2004
Note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR one-month rate plus 1.75%, due June
28, 2005. The note was paid in March 2005, as discussed below.	$--	$14,971,350

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by
certain land and buildings, with a carrying value of $27,920,493.	29,697,705	--

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently
6.193%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,859,618. The mortgage is guaranteed
by Mr. Nichols (75%) and Mr. Lavin (25%).	13,824,000	14,000,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by
certain land and buildings, with a carrying value of $73,246,646.	74,389,845	75,000,000

Revolving note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR plus 1.75%, currently 5.61%,
due August 24, 2006.	14,344,857	--

Mortgage payable to a bank in monthly installments, bearing interest at
9.00%, maturing August 1, 2010, secured by certain land and a building,
with a carrying value of $2,953,598.	2,742,652	2,806,142

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by
certain land and a building, with a carrying value of $2,569,249.	2,967,239	3,101,366

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, buildings and amenities, with a carrying value of
$2,814,313.	2,838,604	2,905,604

Note payable to a finance company in monthly installments, bearing interest at 8.50%, due July 15, 2006, secured by equipment. The note
was paid in full in January 2005.	--	15,476

	$140,804,902	$112,799,938

        Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on September 30, 2005 was approximately $134,301,000.

        The note payable to a bank was paid from the proceeds of a $30 million mortgage payable to an insurance company in March 2005. The mortgage payable bears interest at a fixed rate of 5.07%, maturing on March 15, 2015, and is secured by certain land and buildings, with a carrying value of $27,920,493.

        Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Note 9 – Accounts Payable and Accrued Expenses – Affiliate

        Accounts payable and accrued expenses – affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

Note 10 – Related Party Transactions

      NTS Realty

        NTS Realty’s properties are managed under an agreement with NTS Development Company (“NTS Devco”), an affiliate of NTS Realty’s general partners. NTS Devco is paid a management fee pursuant to the terms of an agreement entered into with NTS Realty. NTS Devco is also reimbursed its actual costs for services rendered to NTS Realty.

        We were charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2005. These charges include items which have been expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Property management fees	$426,693	$1,239,956

Property management	638,515	1,861,455
Leasing	54,984	156,197
Administrative - operating	291,353	888,252
Other	26,967	76,210

Total operating expenses - affiliated	1,011,819	2,982,114

Professional and administrative expenses - affiliated	346,258	1,042,840

Related party transactions capitalized	--	--

Total related party transactions	$1,784,770	$5,264,910

        During the three and nine months ended September 30, 2005, we were charged $15,214 and $45,643, respectively, for property maintenance fees from affiliates of NTS Devco.

        NTS Devco leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot. We received rental payments of approximately $222,000 from NTS Devco during the nine months ended September 30, 2005.

        NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot. We received rental payments of approximately $7,000 from NTS Devco during the nine months ended September 30, 2005.

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

        NTS-III was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$46,060	$135,023

Property management	50,799	158,062
Leasing	8,498	32,884
Administrative - operating	16,732	49,965
Other	2,628	7,258

Total operating expenses - affiliated	78,657	248,169

Professional and administrative expenses - affiliated	41,393	117,334

Repairs and maintenance	1,705	7,411
Leasing commissions	--	4,683

Related party transactions capitalized	1,705	12,094

Total related party transactions	$167,815	$512,620

        During the three and nine months ended September 30, 2004, NTS-III was charged $1,828 and $5,485, respectively, for property maintenance fees from an affiliate of NTS Devco.

        NTS Devco leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. NTS-III received rental payments of approximately $222,000, or 9%, of their total rental income, from NTS Devco during the nine months ended September 30, 2004.

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

        NTS-IV was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$30,546	$99,023

Property management	73,137	223,434
Leasing	11,969	45,182
Administrative - operating	25,821	79,520
Other	2,747	7,824

Total operating expenses - affiliated	113,674	355,960

Professional and administrative expenses - affiliated	45,547	125,778

Repairs and maintenance	1,899	3,889
Leasing commissions	--	5,788

Related party transactions capitalized	1,899	9,677

Total related party transactions	$191,666	$590,438

        NTS Devco leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. NTS-IV received rental payments of approximately $7,000 from NTS Devco during the nine months ended September 30, 2004.

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

        NTS-V was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$67,696	$205,273

Property management	108,228	332,352
Leasing	11,410	32,810
Administrative - operating	31,546	96,834
Other	2,149	5,988

Total operating expenses - affiliated	153,333	467,984

Professional and administrative expenses - affiliated	57,950	160,445

Repairs and maintenance	5,823	12,262
Leasing commissions	379	567

Related party transactions capitalized	6,202	12,829

Total related party transactions	$285,181	$846,531

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

        NTS-VI was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$139,907	$406,825

Property management	260,671	783,117
Leasing	35,463	104,174
Administrative - operating	92,369	287,969
Other	10,911	21,531

Total operating expenses - affiliated	399,414	1,196,791

Professional and administrative expenses - affiliated	115,560	325,398

Repairs and maintenance	1,007	23,563
Leasing commissions	6,452	10,990

Related party transactions capitalized	7,459	34,553

Total related party transactions	$662,340	$1,963,567

        During the three and nine months ended September 30, 2004, NTS-VI was charged $9,696 and $23,709, respectively, for property maintenance fees from an affiliate of NTS Devco.

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

        NTS-VII was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated or professional and administrative expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$19,917	$59,013

Property management	41,615	123,304
Leasing	6,674	18,704
Administrative - operating	21,072	65,204
Other	917	2,087

Total operating expenses - affiliated	70,278	209,299

Professional and administrative expenses - affiliated	37,489	107,208

Related party transactions capitalized	--	--

Total related party transactions	$127,684	$375,520

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

        The Group was charged the following amounts by NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$138,443	$414,913

Property management	113,983	355,928
Leasing	13,520	63,088
Administrative - operating	43,049	129,135
Other	4,857	14,137

Total operating expenses - affiliated	175,409	562,288

Professional and administrative expenses - affiliated	--	--

Repairs and maintenance	29,521	38,689
Leasing commissions	10,702	28,169

Related party transactions capitalized	40,223	66,858

Total related party transactions	$354,075	$1,044,059

        During the three and nine months ended September 30, 2004, the Group was charged $8,452 and $25,356, respectively, for property maintenance fees from affiliates of NTS Devco.

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

        Blankenbaker Business Center 1A was charged the following amounts pursuant to an agreement with NTS Devco for the three and nine months ended September 30, 2004. These charges included items which were expensed as operating expenses – affiliated and items which were capitalized as other assets or as land, buildings and amenities.

	(Unaudited)	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Property management fees	$14,236	$42,711

Property management	7,763	24,034
Leasing	--	--
Administrative - operating	3,057	9,189
Other	260	736

Total operating expenses - affiliated	11,080	33,959

Professional and administrative expenses - affiliated	--	--

Related party transactions capitalized	--	--

Total related party transactions	$25,316	$76,670

        During the three and nine months ended September 30, 2004, we were charged an immaterial fee for property maintenance fees from an affiliate of NTS Devco.

Note 11 – Commitments and Contingencies

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

        On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 28, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments. On October 5, 2005, the Court of Appeal of the State of California, First Appellate District entered a Remittitur Order stating that the time for appeal had expired and that the judgment of the Appellate Court was final. This effectively concludes the litigation. The matter was then sent back to the Superior Court of the State of California for the County of Contra Costa in order to conduct ministerial proceedings (if any) to effectuate the settlement.

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

        On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals. A hearing on the motion to dismiss has been rescheduled for January 30, 2006.

        Our legal counsel and we believe that the litigation pending in Kentucky is without merit, and therefore, are continuing to vigorously defend against it. No amounts have been accrued for the settlement of this action in our financial statements.

        We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations.

      Hurricane Wilma

        On October 23, 2005, Hurricane Wilma (the “Hurricane”) struck the peninsula of Florida. Our properties in Ft. Lauderdale, Florida were damaged by this storm. The commercial properties involved are the Lakeshore Business Center Phases I, II and III. While these properties are covered by insurance, the deductible for hurricane damage is two percent (2%) of the insured value. For Lakeshore Business Center Phases I, II and III, these amounts are approximately $190,000, $185,000 and $84,000, respectively. At this time we are working to determine the extent of the damage to our properties and the cost to repair. The cost to repair could exceed each of our deductibles totaling approximately $459,000.

        We also have business interruption insurance coverage for our properties in an amount equivalent to the rent for one year. At this time, we are not certain when full utility service will be restored. Once full utility service is restored, there may be an extended time period before storm damage can be identified and repaired. Although we generally require our tenants to maintain business interruption insurance to cover such occurrences, the Hurricane may have an unknown impact on our tenants’ ability to pay rent and our ability to collect those rents due us.

        We have not made any provision or accrual in our financial statements as of and for the periods ended September 30, 2005 related to the Hurricane damages, losses or uncollectible amounts.

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

      NTS Realty

	(Unaudited)
	Three Months Ended September 30, 2005
	Multifamily	Commercial	Retail	Land	Non Segment	Total
Rental income	$2,562,660	$4,110,493	$341,392	$9,042	$(75,974)	$6,947,613
Tenant reimbursements	--	543,204	18,594	--	--	561,798

Total revenue	2,562,660	4,653,697	359,986	9,042	(75,974)	7,509,411

Operating expenses and
operating expenses - affiliated	1,141,727	1,506,799	28,833	135	--	2,677,494
Management fees	128,337	215,210	12,816	--	--	356,363
Real estate taxes	167,724	296,431	7,578	403	--	472,136
Professional and administrative
expenses and professional and
administrative expenses - affiliated	--	--	--	--	993,570	993,570
Depreciation and amortization	691,267	1,151,945	68,016	652	--	1,911,880

Total operating expenses	2,129,055	3,170,385	117,243	1,190	993,570	6,411,443

Operating income (loss)	433,605	1,483,312	242,743	7,852	(1,069,544)	1,097,968

Interest and other income	1,633	22,039	17	--	93,253	116,942
Interest expense	(547,582)	(918,381)	(99,895)	--	(265,539)	(1,831,397)
Loss on disposal of assets	(41,025)	(181,124)	--	--	--	(222,149)

(Loss) income from continuing
operations	(153,369)	405,846	142,865	7,852	(1,241,830)	(838,636)
Discontinued operations, net	144,154	(29,886)	--	--	--	114,268

Net (loss) income	$(9,215)	$375,960	$142,865	$7,852	$(1,241,830)	$(724,368)

	(Unaudited)
	Nine Months Ended September 30, 2005
	Multifamily	Commercial	Retail	Land	Non Segment	Total
Rental income	$7,132,261	$12,255,229	$1,024,177	$27,127	$(241,099)	$20,197,695
Tenant reimbursements	--	1,584,540	56,032	--	--	1,640,572

Total revenue	7,132,261	13,839,769	1,080,209	27,127	(241,099)	21,838,267

Operating expenses and
operating expenses - affiliated	3,219,960	4,279,730	89,256	406	--	7,589,352
Management fees	354,482	618,008	37,483	--	--	1,009,973
Real estate taxes	490,886	880,295	22,734	1,210	--	1,395,125
Professional and administrative
expenses and professional and
administrative expenses - affiliated	--	--	--	--	3,214,728	3,214,728
Depreciation and amortization	1,879,572	3,574,266	210,860	1,955	--	5,666,653

Total operating expenses	5,944,900	9,352,299	360,333	3,571	3,214,728	18,875,831

Operating income (loss)	1,187,361	4,487,470	719,876	23,556	(3,455,827)	2,962,436

Interest and other income	4,040	61,661	66	--	213,188	278,955
Interest expense	(1,363,500)	(2,642,055)	(287,949)	--	(949,308)	(5,242,812)
Loss on disposal of assets	(114,763)	(241,138)	--	--	--	(355,901)

(Loss) income from continuing
operations	(286,862)	1,665,938	431,993	23,556	(4,191,947)	(2,357,322)
Discontinued operations, net	336,191	234,636	--	--	--	570,827

Net income (loss)	$49,329	$1,900,574	$431,993	$23,556	$(4,191,947)	$(1,786,495)

      NTS-Properties III

        NTS-III’s reportable operating segments included only one segment – Commercial Real Estate Operations.

      NTS-Properties IV

        NTS-IV’s reportable operating segments included – Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-IV’s ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase I. The commercial operations represented NTS-IV’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

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

	(Unaudited)
	Three Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$243,783	$267,990	$511,773
Tenant reimbursements	--	45,483	45,483

Total revenue	243,783	313,473	557,256

Operating expenses and operating expenses - affiliated	118,107	107,580	225,687
Management fees	12,044	18,502	30,546
Real estate taxes	13,260	16,647	29,907
Depreciation and amortization	51,597	67,654	119,251

Total operating expenses	195,008	210,383	405,391

Operating income	48,775	103,090	151,865

Interest and other income	744	1,461	2,205
Interest expense	(48,397)	(2,890)	(51,287)
Loss on disposal of assets	(2,237)	(5,609)	(7,846)

Net (loss) income	$(1,115)	$96,052	$94,937

	(Unaudited)
	Nine Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$804,755	$797,311	$1,602,066
Tenant reimbursements	--	136,713	136,713

Total revenue	804,755	934,024	1,738,779

Operating expenses and operating expenses - affiliated	375,723	341,944	717,667
Management fees	41,061	57,962	99,023
Real estate taxes	39,780	51,388	91,168
Depreciation and amortization	153,602	215,499	369,101

Total operating expenses	610,166	666,793	1,276,959

Operating income	194,589	267,231	461,820

Interest and other income	992	4,685	5,677
Interest expense	(148,260)	(15,853)	(164,113)
Loss on disposal of assets	(5,993)	(5,609)	(11,602)

Net income	$41,328	$250,454	$291,782

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$119,251	$369,101
Depreciation and amortization for Partnership	183	3,241

Total depreciation and amortization	$119,434	$372,342

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$2,205	$5,677
Interest and other income for Partnership	385	1,398

Total interest and other income	$2,590	$7,075

NET INCOME (LOSS)
Net income for reportable segments	$94,937	$291,782
Net loss for Partnership (1)	(157,070)	(489,408)

Total net loss	$(62,133)	$(197,626)

1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership and also includes any joint venture income or loss recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

      NTS-Properties V

        NTS-V’s reportable operating segments included – Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-V’s ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase II. The commercial operations represented NTS-V’s ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

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

	(Unaudited)
	Three Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$267,645	$703,440	$971,085
Tenant reimbursements	--	286,827	286,827

Total revenue	267,645	990,267	1,257,912

Operating expenses and operating expenses - affiliated	135,479	450,821	586,300
Management fees	13,208	54,488	67,696
Real estate taxes	14,490	188,788	203,278
Depreciation and amortization	57,248	263,306	320,554

Total operating expenses	220,425	957,403	1,177,828

Operating income	47,220	32,864	80,084

Interest and other income	27	4,625	4,652
Interest expense	(63,614)	(171,133)	(234,747)
Loss on disposal of assets	(920)	--	(920)

Net loss	$(17,287)	$(133,644)	$(150,931)

	(Unaudited)
	Nine Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$845,253	$2,052,597	$2,897,850
Tenant reimbursements	--	854,953	854,953

Total revenue	845,253	2,907,550	3,752,803

Operating expenses and operating expenses - affiliated	436,702	1,203,297	1,639,999
Management fees	43,317	161,956	205,273
Real estate taxes	43,470	423,454	466,924
Depreciation and amortization	170,743	787,021	957,764

Total operating expenses	694,232	2,575,728	3,269,960

Operating income	151,021	331,822	482,843

Interest and other income	604	15,254	15,858
Interest expense	(194,877)	(518,913)	(713,790)
Loss on disposal of assets	(5,095)	--	(5,095)

Net loss	$(48,347)	$(171,837)	$(220,184)

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$320,554	$957,764
Depreciation and amortization for Partnership	3,458	12,768

Total depreciation and amortization	$324,012	$970,532

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$4,652	$15,858
Interest and other income for Partnership	254	1,303

Total interest and other income	$4,906	$17,161

INTEREST EXPENSE
Interest expense for reportable segments	$(234,747)	$(713,790)
Interest expense for Partnership	(5,091)	(15,272)

Total interest expense	$(239,838)	$(729,062)

NET INCOME (LOSS)
Net loss for reportable segments	$(150,931)	$(220,184)
Net loss for Partnership (1)	(227,484)	(792,014)
Minority interest	28,098	37,767

Total net loss	$(350,317)	$(974,431)

1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation, interest expense and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

      NTS-Properties VI

        NTS-VI’s reportable operating segments included – Multifamily and Commercial Real Estate Operations. The multifamily operations represented NTS-VI’s ownership and operating results relative to the multifamily communities known as Willow Lake Apartments, Park Place Apartments Phases I and III, Sabal Park Apartments and Golf Brook Apartments. The commercial operations represented NTS-VI’s ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

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

	(Unaudited)
	Three Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$1,290,748	$196,165	$1,486,913
Tenant reimbursements	--	408	408

Total revenue	1,290,748	196,573	1,487,321

Operating expenses and operating expenses - affiliated	578,830	93,055	671,885
Management fees	65,231	13,888	79,119
Real estate taxes	95,634	11,550	107,184
Depreciation and amortization	377,416	53,740	431,156

Total operating expenses	1,117,111	172,233	1,289,344

Operating income	173,637	24,340	197,977

Interest and other income	1,321	61	1,382
Interest expense	(316,109)	(1)	(316,110)
Loss on disposal of assets	(748)	--	(748)

(Loss) income from continuing operations	(141,899)	24,400	(117,499)
Discontinued operations, net	150,306	--	150,306

Net income	$8,407	$24,400	$32,807

	(Unaudited)
	Nine Months Ended September 30, 2004
	Multifamily	Commercial	Total
Rental income	$3,863,299	$516,248	$4,379,547
Tenant reimbursements	--	1,203	1,203

Total revenue	3,863,299	517,451	4,380,750

Operating expenses and operating expenses - affiliated	1,623,808	258,724	1,882,532
Management fees	197,219	30,746	227,965
Real estate taxes	69,448	44,753	114,201
Depreciation and amortization	1,130,974	161,987	1,292,961

Total operating expenses	3,021,449	496,210	3,517,659

Operating income	841,850	21,241	863,091

Interest and other income	12,105	327	12,432
Interest expense	(951,627)	(1)	(951,628)
Loss on disposal of assets	(852)	(1,906)	(2,758)

(Loss) income from continuing operations	(98,524)	19,661	(78,863)
Discontinued operations, net	476,164	--	476,164

Net income	$377,640	$19,661	$397,301

        A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	(Unaudited)
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments from continuing operations	$431,156	$1,292,961
Depreciation and amortization for Partnership	20,423	65,155

Total depreciation and amortization	$451,579	$1,358,116

INTEREST AND OTHER INCOME
Interest and other income for reportable segments from continuing operations	$1,382	$12,432
Interest and other income for Partnership	1,111	4,368

Total interest and other income	$2,493	$16,800

INTEREST EXPENSE
Interest expense for reportable segments from continuing operations	$(316,110)	$(951,628)
Interest expense for Partnership	(178,382)	(545,289)

Total interest expense	$(494,492)	$(1,496,917)

NET INCOME (LOSS)
Loss for reportable segments from continuing operations	$(117,499)	$(78,863)
Net loss for Partnership (1)	(513,504)	(1,662,129)
Minority interest	(8,675)	(22,284)
Discontinued operations, net	150,306	476,164

Total net loss	$(489,372)	$(1,287,112)

1)	The Partnership’s net loss was primarily composed of professional and administrative costs born by the Partnership and also includes interest expense, depreciation and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs include the tax and public company reporting and compliance costs associated with a public limited partnership.

      NTS-Properties VII

        NTS-VII’s reportable operating segments included only one segment – Multifamily Operations.

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

	(Unaudited)
	Three Months Ended September 30, 2004
	Land	Retail	Commercial	Total
Rental income	$9,276	$316,034	$1,667,404	$1,992,714
Tenant reimbursements	--	13,113	98,109	111,222

Total revenue	9,276	329,147	1,765,513	2,103,936

Operating expenses and operating expenses
- affiliated	98	31,263	528,041	559,402
Management fees	300	20,789	105,234	126,323
Real estate taxes	398	7,479	83,312	91,189
Professional and administrative expenses	3,497	3,497	8,158	15,152
Depreciation and amortization	1,272	90,782	381,486	473,540

Total operating expenses	5,565	153,810	1,106,231	1,265,606

Operating income	3,711	175,337	659,282	838,330

Interest and other income	--	555	2,353	2,908
Interest expense	--	(101,725)	(553,735)	(655,460)

Income from continuing operations	3,711	74,167	107,900	185,778
Discontinued operations, net	--	--	107,963	107,963

Net income	$3,711	$74,167	$215,863	$293,741

	(Unaudited)
	Nine Months Ended September 30, 2004
	Land	Retail	Commercial	Total
Rental income	$36,044	$963,341	$4,951,628	$5,951,013
Tenant reimbursements	--	42,905	314,575	357,480

Total revenue	36,044	1,006,246	5,266,203	6,308,493

Operating expenses and operating expenses
- affiliated	874	204,924	1,537,065	1,742,863
Management fees	900	60,839	318,320	380,059
Real estate taxes	1,195	22,437	249,855	273,487
Professional and administrative expenses	28,303	28,303	66,038	122,644
Depreciation and amortization	3,815	240,881	1,171,782	1,416,478

Total operating expenses	35,087	557,384	3,343,060	3,935,531

Operating income	957	448,862	1,923,143	2,372,962

Interest and other income	--	625	19,690	20,315
Interest expense	--	(309,937)	(1,681,371)	(1,991,308)
Loss of disposal of assets	--	--	(38,598)	(38,598)

Income from continuing operations	957	139,550	222,864	363,371
Discontinued operations, net	--	--	309,110	309,110

Net income	$957	$139,550	$531,974	$672,481

      Blankenbaker Business Center 1A

        Blankenbaker Business Center 1A’s reportable operating segments included only one segment – Commercial Real Estate Operations.

Note 13 – Real Estate Transactions

        During the three and nine months ended September 30, 2005, we had a property acquisition summarized as follows:

Property	Our Ownership	Date	Purchase Price
The Lakes Apartments	100%	August 26, 2005	$15,975,000

        On August 29, 2005, we announced that on August 26, 2005, we closed on our Agreement of Sale with Great Lakes Property Group Trust to purchase The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and a lighted tennis court.

        The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition. We allocated the purchase price for the property to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. No customer relationship intangibles exist. At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value. We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.

        On September 13, 2005, we announced that we entered into an agreement to sell one of our office buildings located in Jefferson County, Kentucky to an unaffiliated local non-profit corporation for $5.6 million.

        On September 30, 2005, we entered into separate agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation. We are scheduled to receive an aggregate purchase price of approximately $71.5 million for the properties at closing.

        We anticipate the transactions to sell the office building and multifamily properties to take place in the fourth quarter of 2005 and the first quarter of 2006, respectively.

        We have presented separately as discontinued operations in all periods the results of operations for the properties being sold. The assets and liabilities held for sale have been separately identified on our balance sheets at September 30, 2005 and December 31, 2004.

        The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and nine months ended September 30, 2005 and 2004.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE:
Rental income	$1,399,898	$1,444,963	$4,449,050	$4,194,765
Tenant reimbursements	610	3,678	8,257	11,427

Total revenue	1,400,508	1,448,641	4,457,307	4,206,192

EXPENSES:
Operating expenses and operating
expenses - affiliated	662,665	685,501	2,001,724	1,853,610
Management fees	70,330	72,908	229,983	213,713
Real estate taxes	110,430	91,457	331,290	331,565
Professional and administrative expenses	--	1,166	--	9,434
Depreciation and amortization	258,089	240,610	774,845	717,526

Total expenses	1,101,514	1,091,642	3,337,842	3,125,848

DISCONTINUED OPERATING INCOME	298,994	356,999	1,119,465	1,080,344

Interest and other income	2,796	745	4,267	1,702
Interest expense	(169,638)	(94,795)	(511,288)	(289,640)
Loss on disposal of assets	(17,884)	(4,680)	(41,617)	(7,132)

DISCONTINUED OPERATIONS, NET	$114,268	$258,269	$570,827	$785,274

        The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold. The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 14 – Subsequent Event

        On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Chesterfield County, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the Agreements, we have agreed to pay approximately $117.25 million for the properties.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), financial information for the three and nine months ended September 30, 2004 was treated as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis.

        The following discussion should be read in conjunction with the financial statements and historical financial statements appearing in Item 1 and the cautionary statements below. This discussion treats our statements of operations and cash flow information for the three and nine months ended September 30, 2004 as if it were combined with our predecessors.

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

      Recognition of Rental Income

        Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight-lining,” on a historical combining basis, rental income from continuing operations exceeded the cash collected for rent by approximately $102,000 and $519,000, respectively for the three and nine months ended September 30, 2005. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

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

Results of Operations

        This section describes our results of operations for the three and nine months ended September 30, 2004 as if it were combined with our Predecessors’ operations without adjustment. As of September 30, 2005, we owned nineteen office and business centers, ten multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

        Net loss from continuing operations for the three months ended September 30, 2005 and 2004 was $(838,636) and $(755,719), respectively. The increase in net loss from continuing operations is primarily due to increased loss on disposal of assets, interest expense and total operating expenses, partially offset by increased revenues and interest and other income.

        Net loss from continuing operations for the nine months ended September 30, 2005 and 2004 was $(2,357,322) and $(2,381,924), respectively. The decrease in net loss from continuing operations is primarily due to increased revenues and interest and other income, partially offset by increased total operating expenses, interest expense and loss on disposal of assets.

        Occupancy levels at our continuing properties by segment as of September 30, 2005 and 2004 were as follows:

	September 30, 2005	September 30, 2004
Commercial	80.0%	84.2%
Multifamily	91.1%	85.6%
Retail	99.5%	99.5%
Land	N/A	N/A

        We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

        The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Commercial	83.1%	83.6%	82.9%	82.8%
Multifamily	91.3%	85.6%	89.4%	85.2%
Retail	99.5%	99.7%	99.5%	99.9%
Land	N/A	N/A	N/A	N/A

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

        The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ended September 30, 2005 and 2004.

      Rental Income and Tenant Reimbursements

        Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $7,509,000 and $7,007,000, respectively. The increase of $502,000, or 7%, was primarily the result of increased average occupancy at our multifamily segment, as well as decreased free rent at our commercial segment. Approximately $202,000 of the increase is also due to the acquisition of The Lakes Apartments in August 2005.

        Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $21,838,000 and $20,902,000, respectively. The increase of $936,000, or 4%, was primarily the result of increased average occupancy at our multifamily segment, as well as decreased free rent at our commercial segment. Approximately $202,000 of the increase is also due to the acquisition of The Lakes Apartments in August 2005.

        Quarter-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the period-to-period results.

      Operating Expenses and Operating Expenses – Affiliated

        Operating expenses from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $1,873,000 and $1,718,000, respectively. The increase of $155,000, or 9%, was primarily a result of overall increased operating expenses at The Lakes Apartments due to their acquisition in August 2005. The increase is also due to increased landscaping expenses, bad debt expense and repairs and maintenance expenses at our multifamily segment.

        Operating expenses from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $5,217,000 and $4,950,000, respectively. The increase of $267,000, or 5%, was primarily due to our multifamily and commercial segments. The multifamily segment increase was primarily due to increased repairs and maintenance expenses and landscaping expenses at our multifamily segment, as well as overall increased operating expenses due to the acquisition of The Lakes Apartments in August 2005. The increase is also due to increased bad debt expense at our commercial segment. The increase is partially offset by decreased tax consulting fees at Willow Lake Apartments for our multifamily segment and decreased bad debt expense at Outlets Mall for our retail segment.

        Operating expenses - affiliated from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $805,000 and $822,000, respectively. The decrease of $17,000, or 2%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Operating expenses - affiliated from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $2,372,000 and $2,536,000, respectively. The decrease of $164,000, or 6%, was primarily due to a decrease in personnel costs at our commercial segment.

        Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

      Management Fees

        Management fees from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $356,000 and $384,000, respectively. Management fees from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $1,010,000 and $1,149,000, respectively. The decreases of $28,000, or 7%, and $139,000, or 12%, respectively, were primarily the result of a change in the management fee calculation pursuant to the terms of our agreement with NTS Development Company.

      Real Estate Taxes

        Real estate taxes from continuing operations for the three months ended September 30, 2005 were approximately $472,000 and $517,000, respectively. The decrease of $45,000, or 9%, was primarily due to our commercial segment as a result of reduced tax assessments at Lakeshore Business Center Phases I, II and III and Atrium Center. The decrease is partially offset by our multifamily segment as a result of the acquisition of The Lakes Apartments, as well as reduced periodic expense in 2004 due to adjustments to the accrued tax liability for the reduction of the tax assessments at Willow Lake Apartments.

        Real estate taxes from continuing operations for the nine months ended September 30, 2005 were approximately $1,395,000 and $1,202,000, respectively. The increase of $193,000, or 16%, was primarily due to our multifamily segment as a result of reduced periodic expense in 2004 due to adjustments to the accrued tax liability for the reduction of the tax assessments at Willow Lake Apartments, as well as the acquisition of The Lakes Apartments. The increase is partially offset by our commercial segment as a result of reduced tax assessments at Lakeshore Business Center Phases I, II and III and Atrium Center.

      Professional and Administrative Expenses and Professional and Administrative Expenses – Affiliated

        Professional and administrative expenses from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $647,000 and $631,000, respectively. The increase of $16,000, or 3%, was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

        Professional and administrative expenses from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $2,172,000 and $2,425,000, respectively. The decrease of $253,000, or 10%, was primarily due to decreased legal and professional fees related to the merger and the class action litigation, partially offset by our increased administrative expenses. Professional and administrative expenses for the nine months ended September 30, 2005 included approximately $142,000 and $735,000 in merger and litigation expenses, respectively. Professional and administrative expenses for the nine months ended September 30, 2004 included approximately $1,412,000 and $602,000 in merger and litigation expenses, respectively.

        Professional and administrative expenses – affiliated from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $346,000 and $298,000, respectively. Professional and administrative expenses – affiliated from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $1,043,000 and $836,000, respectively. The increases of $48,000, or 16%, and $207,000, or 25%, were primarily due to increased personnel costs.

        Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

        Professional and administrative expenses – affiliated consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Finance	$89,000	$78,000	$281,000	$230,000
Accounting	159,000	140,000	467,000	374,000
Investor Relations	51,000	36,000	152,000	102,000
Human Resources	4,000	19,000	10,000	54,000
Overhead	43,000	25,000	133,000	76,000

Total	$346,000	$298,000	$1,043,000	$836,000

      Depreciation and Amortization

        Depreciation and amortization expenses from continuing operations for the three months ended September 30, 2005 and 2004 were approximately $1,912,000 and $1,815,000, respectively. Depreciation and amortization expenses from continuing operations for the nine months ended September 30, 2005 and 2004 were approximately $5,667,000 and $5,410,000, respectively. The increases of $97,000, or 5%, and $257,000, or 5%, respectively, were primarily due to the amortization of intangible assets, partially offset by the revision of our fixed asset lives subsequent to our acquisition of them.

      Interest Expense

        Interest expense from continuing operations for the three months ended September 30, 2005 and 2004 was approximately $1,831,000 and $1,624,000, respectively. Interest expense from continuing operations for the nine months ended September 30, 2005 and 2004 was approximately $5,243,000 and $4,936,000, respectively. The increases of $207,000, or 13%, and $307,000, or 6%, respectively, were primarily due to additional loan proceeds obtained in December 2004, March 2005 and August 2005. The increases were partially offset by lowered interest rates due to refinancing approximately $94.0 million of debt.

      Loss on Disposal of Assets

        The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2005 and 2004 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties. These replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, lighting upgrades and fire sprinkler replacements, among others.

      Discontinued Operations

        Discontinued operations, net were approximately $114,000 and $571,000 for the three and nine months ended September 30, 2005, respectively, as compared to approximately $258,000 and $785,000 for the three and nine months ended September 30, 2004, respectively. The $144,000 and $214,000 decreases are primarily due to decreased revenues at our commercial segment due to a tenant vacating the entire building. The decreases are also due to increased interest expense and loss on disposal of assets at our multifamily segment.

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

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operating activities	$6,835,415	$7,448,777
Investing activities	(32,687,196)	(1,896,150)
Financing activities	25,250,384	(4,861,099)

Net (decrease) increase in cash and equivalents	$(601,397)	$691,528

      Cash Flow from Operating Activities

        Net cash provided by operating activities decreased from approximately $7,449,000 to $6,835,000 for the nine months ended September 30, 2004 and 2005, respectively. The decrease was primarily a result of cash used to pay accounts payable.

      Cash Flow from Investing Activities

        Net cash used in investing activities increased from approximately $1,896,000 to $32,687,000 for the nine months ended September 30, 2004 and 2005, respectively. The increase was primarily due to the acquisition of The Lakes Apartments as well as increased capital expenditures, which included tenant, vacant suite and common area improvements at our commercial segment, roof replacements at our multifamily, retail and commercial segments and HVAC replacements and access control system upgrades at our commercial and multifamily segments. The increase is also due to the cash used to fund our joint venture investment and notes receivable.

      Cash Flow from Financing Activities

        For the nine months ended September 30, 2004, we used approximately $4,861,000 in net cash from financing activities. Net cash provided by financing activities was approximately $25,250,000 for the nine months ended September 30, 2005. The change was primarily the result of $44,000,000 in loan proceeds obtained during 2005. The increase is partially offset by the payoff of the note payable of approximately $15,000,000.

      Future Liquidity

        Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves which consist of unrestricted cash as shown on our balance sheet were approximately $1,972,000 on September 30, 2005. As part of the merger, we refinanced approximately $94.0 million of debt with approximately $119.0 million of new debt. The refinancing, among other things, lowered interest rates and extended the amortization schedules. The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company and quarterly distributions to our limited partners pursuant to our distribution policy.

        We made quarterly distributions of $0.10 per unit to our limited partners on May 13, 2005, July 15, 2005 and October 14, 2005.

        We expect to incur capital expenditures of approximately $6.3 million during the next twelve months primarily for tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments.

      Joint Venture Investment

        On September 12, 2005, we entered into a joint venture investment with an unaffiliated third party investor to acquire an approximately $16 million mortgage loan secured by real property and improvements. We contributed $200,000 as capital and hold a 45% interest in the joint venture, which we account for using the equity method. We loaned the joint venture $1.8 million on a note receivable with an interest rate of 8%, which is due on December 31, 2011, with interest payable on each December 31. We also loaned the joint venture approximately $7.0 million on a $7.2 million note receivable due on September 30, 2006, and bearing interest monthly, of LIBOR plus 1.75%. This investment in and notes receivable from the joint venture were funded with borrowings on our revolving note payable to a bank.

        The unaffiliated third party investor contributed $400,000 as capital and holds a 55% interest in the joint venture. The investor also loaned the joint venture $3.6 million on a note receivable with an interest rate of 8%, which is due on December 31, 2011. The principal repayments on the $1.8 million and $3.6 million notes are subordinated to the repayment of the balance due on the $7.2 million note.

      Property Transactions

        On August 29, 2005, we announced that on August 26, 2005, we closed on our Agreement of Sale with Great Lakes Property Group Trust to purchase The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and a lighted tennis court.

        We also announced that on August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association. We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments pending permanent financing. We intend to use proceeds from the line of credit to assist in future acquisitions and other working capital needs.

        On September 13, 2005, we announced that we entered into an agreement to sell one of our office buildings located in Jefferson County, Kentucky to an unaffiliated local non-profit corporation for $5.6 million.

        On September 30, 2005, we announced that we entered into separate agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation. We are scheduled to receive an aggregate purchase price of approximately $71.5 million for the properties at closing.

        We anticipate the transactions to sell the office building and multifamily properties to take place in the fourth quarter of 2005 and the first quarter of 2006, respectively.

        On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Chesterfield County, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the Agreements, we have agreed to pay approximately $117.25 million for the properties.

        The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Richmond property has 240 units. We anticipate the transaction to purchase these properties to take place in the first quarter of 2006.

        We anticipate using substantially all of the proceeds from the sale of our office building and two multifamily properties for reinvestment in the three multifamily properties we have agreed to purchase. Additional financing will be required to purchase the three multifamily properties. There are significant and potentially material financial risks associated with our ability to execute these transactions. The sale and reinvestment are expected to qualify for the “like-kind” exchange investment rules pursuant to Section 1031 of the Internal Revenue Code. We expect this to minimize any taxable gain to our unit holders as a result of the sale and reinvestment transactions.

        We have presented separately as discontinued operations in all periods the results of operations for our properties being sold.

        The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUE:
Rental income	$1,399,898	$1,444,963	$4,449,050	$4,194,765
Tenant reimbursements	610	3,678	8,257	11,427

Total revenue	1,400,508	1,448,641	4,457,307	4,206,192

EXPENSES:
Operating expenses and operating
expenses - affiliated	662,665	685,501	2,001,724	1,853,610
Management fees	70,330	72,908	229,983	213,713
Real estate taxes	110,430	91,457	331,290	331,565
Professional and administrative expenses	--	1,166	--	9,434
Depreciation and amortization	258,089	240,610	774,845	717,526

Total expenses	1,101,514	1,091,642	3,337,842	3,125,848

DISCONTINUED OPERATING INCOME	298,994	356,999	1,119,465	1,080,344

Interest and other income	2,796	745	4,267	1,702
Interest expense	(169,638)	(94,795)	(511,288)	(289,640)
Loss on disposal of assets	(17,884)	(4,680)	(41,617)	(7,132)

DISCONTINUED OPERATIONS, NET	$114,268	$258,269	$570,827	$785,274

      Hurricane Wilma

        On October 23, 2005, Hurricane Wilma (the “Hurricane”) struck the peninsula of Florida. Our properties in Ft. Lauderdale, Florida were damaged by this storm. The commercial properties involved are the Lakeshore Business Center Phases I, II and III. While these properties are covered by insurance, the deductible for hurricane damage is two percent (2%) of the insured value. For Lakeshore Business Center Phases I, II and III, these amounts are approximately $190,000, $185,000 and $84,000, respectively. At this time we are working to determine the extent of the damage to our properties and the cost to repair. The cost to repair could exceed each of our deductibles totaling approximately $459,000.

        We also have business interruption insurance coverage for our properties in an amount equivalent to the rent for one year. At this time, we are not certain when full utility service will be restored. Once full utility service is restored, there may be an extended time period before storm damage can be identified and repaired. Although we generally require our tenants to maintain business interruption insurance to cover such occurrences, the Hurricane may have an unknown impact on our tenants’ ability to pay rent and our ability to collect those rents due us.

        We have not made any provision or accrual in our financial statements as of and for the periods ended September 30, 2005 related to the Hurricane damages, losses or uncollectible amounts. While our exposure to loss relative to physical damage to our buildings is likely limited to our deductible of approximately $459,000, it is unknown what financial impact the event will have on our ability to collect current and future amounts due us under our lease agreements with tenants at the affected properties; our ability to renew or induce new tenants to lease space at these properties; or what additional costs or expenditures may be necessary to return our property to its former level of operation.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate with the exception of approximately $28 million at variable rates. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $6,500,000 decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $282,000 annually.

ITEM 4 – CONTROLS AND PROCEDURES

        Our managing general partner established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

        As of September 30, 2005, our managing general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

        On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 28, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments. On October 5, 2005, the Court of Appeal of the State of California, First Appellate District entered a Remittitur Order stating that the time for appeal had expired and that the judgment of the Appellate Court was final. This effectively concludes the litigation. The matter was then sent back to the Superior Court of the State of California for the County of Contra Costa in order to conduct ministerial proceedings (if any) to effectuate the settlement.

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

        On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals. A hearing on the motion to dismiss has been rescheduled for January 30, 2006.

        Our legal counsel and we believe that the litigation pending in Kentucky is without merit, and therefore, are continuing to vigorously defend against it. No amounts have been accrued for the settlement of this action in our financial statements.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 – OTHER INFORMATION
Not Applicable.

ITEM 6 – EXHIBITS

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By: NTS Realty Capital, Inc. Its: Managing General Partner By: /s/ Brian F. Lavin —————————————— Brian F. Lavin Its: President and Chief Executive Officer Date: November 14, 2005