Form 10-K
period 2005-12-31
NTS REALTY HOLDINGS LP
filed 2006-04-03
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware ————————————————————————— (State or other jurisdiction of incorporation or organization)	41-2111139 ————————————————————————— (I.R.S. Employer Identification No.)

10172 Linn Station Road Louisville, Kentucky ————————————————————————— (Address of principal executive offices)	40223 ————————————————————————— (Zip Code)

Registrant’s telephone number, including area code (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

Limited Partnership Units
(Title of each class)

American Stock Exchange
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]      Accelerated filer [   ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

As of June 30, 2005, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant based on the closing price of the American Stock Exchange was $25,134,387. As of March 31, 2006, there were 11,381,608 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2006 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

TABLE OF CONTENTS

PART I

PART II

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	122
ITEM 11 - EXECUTIVE COMPENSATION	122
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	122
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	122
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	122

PART IV

ITEM 15 - EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES	123
SIGNATURES	127

PART I

ITEM 1 - BUSINESS

General

          NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a limited partnership in the State of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger. The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist. Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties. The merger was part of a court approved settlement of class action litigation involving the Partnerships. Prior to the merger and contribution, we had no operations and a limited amount of assets.

          At December 31, 2005, we own twenty-eight properties, comprised of six multifamily properties; eighteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (19) and Lexington (1), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (2), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,570 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

          Our prior year disclosures have stated our number of properties to be thirty-two properties including nine multifamily properties, nineteen office and business centers, three retail properties and one ground lease. The nine multifamily properties consisted of five apartment communities that were previously listed and accounted for in our disclosures by phases. Park Place Apartments Phases I, II and III were previously listed as three properties, but commencing with this disclosure will now be combined and referred to as “Park Place Apartments.” The Willows of Plainview Apartments Phases I, II and the Park at the Willows were previously listed as three properties and will now be combined and referred to as “The Willows of Plainview Apartments.” Thus, the number of multifamily properties listed in our disclosures through December 31, 2005 will appear to be reduced from 9 to 6 (Park Place Apartments, The Willows of Plainview Apartments, Willow Lake Apartments, Golf Brook Apartments, and Sabal Park Apartments plus our 2005 acquisition of The Lakes Apartments). Furthermore, of the nineteen office and business centers previously listed in our disclosures, Blankenbaker Business Center IA and Blankenbaker Business Center IB had previously been referred to as two separate properties, but commencing with this filing will be referred to as one property, “Blankenbaker Business Center I” (the building was built in two phases but is connected by a courtyard). Subsequent to the end of 2005, but prior to the filing of this annual report, we sold Golf Brook Apartments and Sabal Park Apartments and acquired five additional multifamily properties which are commonly referred to as The Groves at Richland, The Groves at Whitworth, The Groves at Swift Creek, Castle Creek and Lake Clearwater. Therefore, at December 31, 2005 the total number of properties owned by the Partnership is twenty-eight, consisting of six multifamily properties, eighteen office and business centers, three retail properties and one ground lease. The subsequent acquisitions have changed our total number of properties to thirty-one, including nine multifamily properties, eighteen office and business centers, three retail properties and one ground lease.

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

          Pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner have undertaken a review of the terms of our existing management agreement with NTS Development. In addition, the independent directors engaged a nationally recognized real estate expert to assist them in their review. Although the review of the management agreement has not yet been completed, we anticipate that we and NTS Development will enter into an amended and restated management agreement in the near future. We also anticipate that the terms of the amended and restated management agreement will be effective as of December 29, 2005.

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

Competition

          We compete with other entities both to locate suitable properties for acquisition, to locate purchasers for our properties and to locate tenants to rent space at each of our properties. Although our business is competitive, it is not seasonal. While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition. This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. There are numerous other similar types of properties located in close proximity to each of our properties. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants. The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged. Competition to acquire existing properties from institutional investors and other publicly traded real estate limited partnerships and real estate investment trusts has increased substantially in the past several years. In many of our markets, institutional investors, owners and developers of properties compete vigorously to acquire, develop and lease space. Many of these competitors have substantially more resources than we do.

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

Investment and Financing Policies

          We will consider the acquisition of additional multifamily properties, retail properties, office buildings and business centers from time to time, with our primary emphasis on multifamily and retail properties. These properties may be located anywhere within the continental United States; however, we will continue to focus on the Midwest and Southeast portions of the United States. We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards. We also plan not to acquire any new properties at a capitalization rate less than five percent (5%). Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than seventy percent (70%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

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

Change in Policies

          NTS Realty Capital, through its board of directors, determines our distribution, investment, financing and other policies. The board reviews these policies at least annually to determine whether they are being followed and if they are in the best interests of our limited partners. The board may revise or amend these policies at any time without a vote of the limited partners.

Working Capital Practices

          Information about our working capital practices are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Conflicts of Interest

          Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols. At December 31, 2005, Mr. Nichols beneficially owns approximately 56% of our issued and outstanding Limited Partnership Units. Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution. In addition, affiliates of our general partners currently own vacant lots located adjacent to Blankenbaker Business Center I and Outlets Mall. These affiliates may acquire additional properties in the future which are located adjacent to properties that we acquired in the merger or contribution.

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

          We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.ntsdevelopment.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

          Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell properties, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material released to the public.

          Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

          We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

          As of December 31, 2005, Mr. J.D. Nichols and his affiliates owned, directly or indirectly, approximately 56% of the outstanding NTS Realty Holdings Limited Partnership Units. To the extent Mr. Nichols and his affiliates vote in the same manner, their combined ownership may effectively give them the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership. Their ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business. The size of their combined holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their shares over their current trading prices.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

          Claims have been brought against us in various legal proceedings which have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

There is no assurance we will have net cash flow from operations from which to pay distributions.

          Our partnership agreement requires us to distribute at least sixty-five percent (65%) of our net cash flow from operations to our limited partners. There is no assurance that we will have any net cash flow from operations from which to pay distributions. Our partnership agreement also permits our managing general partner to reinvest sales or refinancing proceeds in new or existing properties or to create reserves to fund future capital expenditures. Because net cash flow from operations is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any net cash flow from operations from which to pay distributions.

Risks Related to Our Business and Properties

We may suffer losses at our properties that are not covered by insurance.

          We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold. Some of the policies, like those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property. In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

Future terrorist attacks in the United States could harm the demand for and the value of our properties.

          Future terrorist attacks in the U.S., such as the attacks that occurred in New York, Washington, D.C. and Pennsylvania on September 11, 2001, and other acts of terrorism or war could harm the demand for, and the value of, our properties. A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to, or above, historical rates. Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for these acts may be limited or costly. To the extent that our tenants are impacted by future attacks, their ability to honor obligations under their existing leases with us could be adversely affected.

Our ability to pay distributions and the value of our properties and the Units are subject to risks associated with real estate assets and with the real estate industry in general.

          Our ability to pay distributions depends on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control that could impact our ability to pay distributions, the value of our properties and the value of the Units include:

•	local oversupply, increased competition or reduction in demand for office, business centers or multifamily properties;
•	inability to collect rent from tenants;
•	vacancies or our inability to rent space on favorable terms;
•	increased operating costs, including insurance premiums, utilities, and real estate taxes;
•	costs of complying with changes in governmental regulations;
•	the relative illiquidity of real estate investments;
•	changing market demographics; and
•	inability to acquire and finance properties on favorable terms.

          In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or in increased defaults under existing leases, which could adversely affect our financial condition, results of operations, cash flow, the value of the Units and ability to satisfy our debt service obligations and to pay distributions to you.

We face significant competition, which may decrease the occupancy and rental rates of our properties.

          We compete with several developers, owners and operators of commercial real estate, many of which own properties similar to ours. Our competitors may be willing to make space available at lower prices than the space in our properties. If our competitors offer space at rental rates below current market rates, we may lose potential tenants and be pressured to reduce our rental rates to retain an existing tenant when its lease expires. As a result, our financial condition, results of operations, cash flow, the value of the Units and ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected.

Our debt level reduces cash available for distribution and could expose us to the risk of default under our debt obligations.

          Payments of principal and interest on borrowings could leave us with insufficient cash resources to operate our properties or to pay distributions. Our level of debt could have significant adverse consequences, including:

•	cash flow may be insufficient to meet required principal and interest payments;
•	we may be unable to borrow additional funds as needed or on favorable terms;
•	we may be unable to refinance our indebtedness at maturity or the terms may be less favorable than the terms of our original indebtedness;
•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•	we may default on our obligations and the lenders or mortgagees may foreclose on the properties securing their loans or receiving an assignment of rents and leases;
•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•	default under any one of the mortgage loans with cross default provisions could result in a default on other indebtedness.

          If any one of these events were to occur, our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions to you could be adversely affected. In addition, foreclosures could create taxable income which would be allocated to all of the partners but we may not be able to pay a cash distribution to the partners to pay the resulting taxes.

We could incur significant costs related to government regulation and private litigation over environmental matters.

          Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be held liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up any contamination at, or emanating from, that property. These laws often impose liability, which may be joint and several, without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants. The presence of contamination, or the failure to remediate contamination, may adversely affect the owner’s ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, the owner or operator of a site may be subject to claims by third parties based on personal injury, property damage or other costs, including costs associated with investigating or cleaning up the environmental contamination present at, or emanating from, a site.

          These environmental laws also govern the presence, maintenance and removal of asbestos containing building materials, or “ACBM.” These laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties could contain ACBM.

          Some of the properties in our portfolio contain or could have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. For example, one of our properties currently has a service station located adjacent to it, and two of our properties are located on a former operating farm under which an underground tank was removed several years ago.

          Recent news accounts suggest that there is an increasing amount of litigation over claims that mold or other airborne contaminants have damaged buildings or caused poor health. We have, infrequently, discovered relatively small amounts of mold-related damage at a limited number of our properties, generally caused by one or more water intrusions, such as roof leaks, or plugged air conditioner condensation lines. Mold and certain other airborne contaminants occur naturally and are present in some quantity in virtually every structure. A plaintiff could successfully establish that mold or another airborne contaminant at one of our properties causes or exacerbates certain health conditions. We generally have no insurance coverage for the cost of repairing or replacing elements of a building or its contents that are affected by mold or other environmental conditions, or for defending against this type of lawsuit.

We may incur significant costs complying with other regulations.

          Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may be fined or have to pay private damage awards. We believe that our properties materially comply with all applicable regulatory requirements. These requirements could change in the future requiring us to make significant unanticipated expenditures that could adversely impact our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions to you.

We may invest in joint ventures, which add another layer of risk to our business.

          We may acquire properties through joint ventures which could subject us to certain risks which may not otherwise be present if we made the investments directly. These risks include:

•	the potential that our joint venture partner may not perform;
•	the joint venture partner may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;
•	the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies;
•	the joint venture partner might become bankrupt or fail to fund its share of required capital contributions;
•	we and the joint venture partner may not be able to agree on matters relating to the property; and
•	we may become liable for the actions of our third-party joint venture partners.

          Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint venture.

Tax Risks

Tax gain or loss on disposition of Units could be different than expected.

          If you sell your Units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those Units. Prior distributions to you in excess of the total net taxable income you were allocated for a Unit, which decreased your tax basis in that Unit, will, in effect, become taxable income to you if the Unit is sold at a price greater than your tax basis in that Unit, even if the price is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income.

If you are a tax-exempt entity, a mutual fund or a foreign person, you may experience adverse tax consequences from owning Units.

          Investment in Units by tax-exempt entities, including employee benefit plans and individual retirement accounts, regulated investment companies or mutual funds and non-U.S. persons raises issues unique to them. For example, a significant amount of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such a holder. Very little of our income will be qualifying income to a regulated investment company. Distributions to non-U.S. persons will be reduced by withholding tax at the highest marginal tax rate applicable to individuals, and non-U.S. holders will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of Units as having the same tax benefits without regard to the Units purchased. The IRS may challenge this treatment, which could adversely affect the value of the Units.

          Because we cannot match transferors and transferees of Units, we will adopt certain positions that do not conform with all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the timing or amount of tax benefits available to you, the amount of gain from your sale of Units or result in audit adjustments to your tax returns.

You likely will be subject to state and local taxes in states where you do not live as a result of an investment in Units.

          In addition to federal income taxes, you likely will be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You likely will be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. You must file all required United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the Units.

ITEM 1B - UNRESOLVED STAFF COMMENTS

          None.

ITEM 2 - PROPERTIES

General

          As a result of the merger of the Partnerships with and into us and ORIG’s contribution of substantially all of its assets and liabilities, we own fee simple title to eighteen office buildings and business centers, six multifamily properties, three retail properties and one ground lease. Set forth below is a description of each property:

          Office Buildings

•	NTS Center, which was constructed in 1977, is an office complex with approximately 116,200 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were seven tenants leasing office space aggregating approximately 87,700 square feet. NTS Center’s tenants are professional service entities, principally in real estate and grocery chain management. Two of these tenants individually lease more than 10% of NTS Center’s rentable area. NTS Center was 75% occupied as of December 31, 2005.

•	Plainview Center, which was constructed in 1983, is an office complex with approximately 96,200 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were eight tenants leasing office space aggregating approximately 82,300 square feet. The tenants are professional service entities, principally in healthcare and victim notification services. Two of these tenants individually lease more than 10% of Plainview Center’s net rentable area. Plainview Center was 86% occupied as of December 31, 2005.

•	Plainview Point Office Center Phases I and II, which were constructed in 1983, is an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were six tenants leasing office space aggregating approximately 37,800 square feet. The tenants are professional service entities, including a business school and an insurance company. One of these tenants leases more than 10% of the rentable area at Plainview Point Office Center Phases I and II. Plainview Point Office Center Phases I and II were 66% occupied as of December 31, 2005.

•	Plainview Point Office Center Phase III, which was constructed in 1987, is an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were eleven tenants leasing office space aggregating approximately 57,800 square feet. The tenants are professional service entities, principally involved in insurance claim processing, social security program management and consulting services. Three of these tenants individually lease more than 10% of Plainview Point Office Center Phase III. Plainview Point Office Center Phase III was 94% occupied as of December 31, 2005.

•	Anthem Office Center, which was constructed in 1995, is an office building with approximately 93,300 net rentable square feet in Louisville, Kentucky. Anthem Office Center was vacant as of December 31, 2005.

•	Atrium Center, which was constructed in 1984, is an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were eleven tenants leasing office space aggregating approximately 83,600 square feet. The tenants are professional service entities, principally involved in video and media monitoring services and educational services. Two of these tenants individually lease more than 10% of Atrium Center’s net rentable area. Atrium Center was 80% occupied as of December 31, 2005.

•	Springs Medical Office Center, which was constructed in 1988, is a medical office complex with approximately 98,100 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were sixteen tenants leasing office space aggregating approximately 78,300 square feet. The tenants are professional service entities, principally involving physicians and medical services. Three of these tenants individually lease more than 10% of Springs Medical Office Center’s net rentable area. Springs Medical Office Center was 80% occupied as of December 31, 2005.

•	Springs Office Center, which was constructed in 1990, is an office center with approximately 125,900 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were eleven tenants leasing office space aggregating approximately 122,700 square feet. The tenants are professional service entities, principally in food service purchasing and insurance. Two of these tenants individually lease more than 10% of Springs Office Center’s net rentable area. Springs Office Center was 97% occupied as of December 31, 2005.

•	Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky. Sears Office Building was vacant as of December 31, 2005.

          Business Centers

          The business center properties are a combination of office and warehouse space including bulk warehouse distribution facilities. The office component is generally 40% or less of the square footage, with the warehouse portion being unfinished and used for storage, distribution or light assembly. The following is a brief description of each of these business center properties:

•	Blankenbaker Business Center I (formerly Blankenbaker Business Centers 1A and 1B), which was constructed in 1988, is a business center with approximately 160,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, one tenant was leasing all 160,700 square feet. The tenant is a professional service entity in the insurance industry. Blankenbaker Business Center I was 100% occupied as of December 31, 2005.

•	Blankenbaker Business Center II, which was constructed in 1988, is a business center with approximately 77,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were four tenants leasing space aggregating approximately 76,100 square feet. The tenants are professional service entities, principally in pharmaceutical distribution and operations, woodworking shop and general office, electronics repairs and construction of communication towers. All four tenants individually lease more than 10% of Blankenbaker Business Center II’s net rentable area. Blankenbaker Business Center II was 98% occupied as of December 31, 2005.

•	Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, one tenant was leasing all 50,000 square feet. The tenant is a professional service entity in the check printing industry. Clarke American was 100% occupied as of December 31, 2005.

•	Commonwealth Business Center Phase I, which was constructed in 1984, is a business center with approximately 62,700 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were seven tenants leasing space aggregating approximately 46,300 square feet. The tenants are professional service entities, including a healthcare office, insurance company and a machinery sales and monitoring company. Three of these tenants individually lease more than 10% of the net rentable area at Commonwealth Business Center Phase I. Commonwealth Business Center Phase I was 74% occupied as of December 31, 2005.

•	Commonwealth Business Center Phase II, which was constructed in 1985, is a business center with approximately 65,900 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were seven tenants leasing space aggregating approximately 37,300 square feet. The tenants are professional service entities, principally involved in engineering and a switching center. Two of these tenants individually lease more than 10% of the net rentable area at Commonwealth Business Center Phase II. Commonwealth Business Center Phase II was 57% occupied as of December 31, 2005.

•	Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 102,300 net rentable square feet in Fort Lauderdale, Florida. As of December 31, 2005, there were twenty-four tenants leasing space aggregating approximately 64,300 square feet. The tenants are professional service entities, principally in engineering, insurance and financial services and dental equipment suppliers. None of the tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I. Lakeshore Business Center Phase I was 63% occupied as of December 31, 2005.

•	Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 96,200 net rentable square feet in Fort Lauderdale, Florida. As of December 31, 2005, there were sixteen tenants leasing space aggregating approximately 70,200 square feet. The tenants are professional service entities, principally in medical equipment sales, financial and engineering services and technology. One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II. Lakeshore Business Center Phase II was 73% occupied as of December 31, 2005.

•	Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida. As of December 31, 2005, there were five tenants leasing space aggregating all 38,900 square feet. The tenants are professional service entities, principally insurance services, telecommunications, real estate development and engineering. Four of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III. Lakeshore Business Center Phase III was 100% occupied as of December 31, 2005.

•	Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 192,000 net rentable square feet in Atlanta, Georgia. As of December 31, 2005, there were fifty-four tenants leasing space aggregating approximately 182,400 square feet. The tenants are professional service entities, principally in sales-related services. None of these tenants individually lease more than 10% of Peachtree’s net rentable area. Peachtree was 95% occupied as of December 31, 2005.

          Multifamily Properties

•	Golf Brook Apartments, which was constructed in 1988 and 1989, is a 195-unit luxury apartment complex located on a 16.5-acre tract in Orlando, Florida. As of December 31, 2005, the property was 99% occupied.

•	Park Place Apartments (formerly Park Place Apartments Phases I, II and III), which was constructed in three phases, is a 464-unit luxury apartment complex located on a 42.5-acre tract in Lexington, Kentucky. Phases I and II were constructed between 1987 and 1989 and Phase III was constructed in 2000. As of December 31, 2005, the property was 91% occupied.

•	Sabal Park Apartments, which was constructed in 1987, is a 162-unit luxury apartment complex located on a 13-acre tract in Orlando, Florida. As of December 31, 2005, the property was 98% occupied.

•	The Willows of Plainview Apartments (formerly The Willows of Plainview Phases I and II and The Park at the Willows), which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on a 19-acre tract in Louisville, Kentucky. As of December 31, 2005, the property was 88% occupied.

•	Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana. As of December 31, 2005, the property was 84% occupied.

•	The Lakes Apartments, which was purchased in 2005, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana. As of December 31, 2005, the property was 90% occupied.

          Retail Properties

•	Bed, Bath & Beyond, which was constructed in 1999, is an approximate 35,000 square foot facility in Louisville, Kentucky. Bed, Bath & Beyond was 100% occupied as of December 31, 2005.

•	Outlets Mall, which was constructed in 1983, is a 162,600 square foot mall in Louisville, Kentucky which as of December 31, 2005 was 100% occupied. The property is occupied by Garden Ridge L.P. and three subtenants.

•	Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky. As of December 31, 2005, there were six tenants leasing space aggregating all 12,000 square feet. The tenants who occupy Springs Station are professional service entities whose principal businesses are occupational therapy, staffing and retail jewelry. Three of these tenants individually lease more than 10% of the net rentable area at Springs Station. Springs Station was 100% occupied as of December 31, 2005.

          Ground Lease

•	We own the ground lease relating to a 120-space parking lot in Louisville, Kentucky and leased to ITT Educational Services, Inc. The ITT Parking Lot is attached to Plainview Point Office Center Phases I and II. The lease expires July 30, 2009.

Corporate Headquarters

          Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

          The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2005	2004	2003
OFFICE BUILDING OCCUPANCY
NTS Center	75%	74%	76%
Plainview Center	85%	80%	70%
Plainview Point Office Center Phases I and II	66%	73%	84%
Plainview Point Office Center Phase III	88%	74%	50%
Anthem Office Center (2)	67%	100%	100%
Atrium Center	72%	55%	66%
Springs Medical Office Center	87%	93%	91%
Springs Office Center	98%	97%	90%
Sears Office Building (2)	50%	100%	100%

BUSINESS CENTER OCCUPANCY
Blankenbaker Business Center I	100%	100%	100%
Blankenbaker Business Center II	83%	78%	90%
Clarke American	100%	100%	100%
Commonwealth Business Center Phase I	70%	82%	91%
Commonwealth Business Center Phase II	59%	60%	67%
Lakeshore Business Center Phase I	61%	71%	70%
Lakeshore Business Center Phase II	74%	77%	81%
Lakeshore Business Center Phase III	100%	91%	59%
Peachtree Corporate Center	93%	87%	84%

MULTIFAMILY OCCUPANCY
Golf Brook Apartments	97%	96%	93%
Park Place Apartments	91%	86%	90%
Sabal Park Apartments	98%	96%	93%
The Willows of Plainview Apartments	86%	84%	87%
Willow Lake Apartments	85%	86%	85%
The Lakes Apartments	94%	N/A	N/A

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Outlets Mall	100%	100%	100%
Springs Station	93%	97%	94%

GROUND LEASE
ITT Parking Lot (1)	N/A	N/A	N/A

(1)	The ground lease expires July 30, 2009 and is leased by one tenant in Plainview Point Office Center Phases I and II.
(2)	These properties were vacant and unoccupied at December 31, 2005.

Tenant Information

          We are not dependent upon any tenant for 10% or more of our revenues. The loss of any one tenant should not have a material adverse effect on our business or financial performance. The following table sets forth our ten largest tenants based on annualized base rent as of December 31, 2005.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
SHPS/Prudential Service Bureau (2)	160,689	$1,712,843	6.28%	01/11/16
Appriss, Inc. (2)	54,298	919,752	3.37%	07/31/07
Food Service Purchasing Coop. (2)	52,263	807,221	2.96%	02/28/13
Garden Ridge Corp. (2)	162,617	731,777	2.68%	03/12/10
Kroger Company (2)	54,535	701,011	2.57%	06/30/06
Clarke American Checks, Inc. (2)	50,000	512,500	1.88%	08/31/10
Acordia of Kentucky (2)	22,642	399,621	1.46%	04/18/10
Bed, Bath & Beyond (2)	34,953	367,007	1.35%	01/31/15
Priority Healthcare (2)	43,614	336,700	1.23%	07/31/15
Coherent, Inc.	27,868	313,773	1.15%	12/31/08

(1)	Annualized Base Rent means annual contractual rent.
(2)	A tenant of a Louisville, Kentucky property.

Indebtedness

          The table below reflects the outstanding indebtedness from mortgages and notes payable for our properties as of December 31, 2005. Properties that are not encumbered by mortgages or notes are not listed below. Some of our mortgages and notes bear interest in relation to the Libor Rate. As of December 31, 2005, the Libor Rate was 4.39%. The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Property	Interest Rate	Maturity Date	Balance on December 31, 2005
Lakeshore Business Center Phases I, II and III (1)	Libor + 2.50%	01/01/08	$13,758,000
NTS Realty Multifamily Properties (2)	5.98%	01/15/15	74,154,709
NTS Realty (3)	5.07%	03/15/15	29,543,665
Bed, Bath & Beyond (4)	9.00%	08/01/10	2,720,522
Clarke American	8.45%	11/01/15	2,920,614
Plainview Point Office Center Phase III (5)	8.375%	12/01/10	2,815,322
The Lakes Apartments (6)	5.11%	12/01/14	12,100,000

			$138,012,832

(1)	This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin in the prorata amounts of 75% and 25%, respectively.
(2)	A balloon payment of $62,866,145 is due upon maturity.
(3)	A balloon payment of $22,311,987 is due upon maturity.
(4)	A balloon payment of $2,213,097 is due upon maturity.
(5)	A balloon payment of $2,243,300 is due upon maturity.
(6)	A balloon payment of $10,269,282 is due upon maturity.

          Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Property Tax

          The following table sets forth for each property that we own, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES - 2005

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Golf Brook Apartments	1.64	$265,698
FL	Lakeshore Business Center Phase I	2.36	180,055
FL	Lakeshore Business Center Phase II	2.36	190,001
FL	Lakeshore Business Center Phase III	2.36	67,282
FL	Sabal Park Apartments	1.64	164,654
GA	Peachtree Corporate Center	3.23	103,432
IN	Willow Lake Apartments	2.79	253,399
IN	The Lakes Apartments	2.79	211,304
KY	Anthem Office Center	1.14	55,556
KY	Atrium Center	1.14	55,761
KY	Bed, Bath & Beyond	1.18	23,083
KY	Blankenbaker Business Center I	1.14	90,503
KY	Blankenbaker Business Center II	1.14	43,615
KY	Clarke American	1.14	26,726
KY	Commonwealth Business Center I	1.14	48,200
KY	Commonwealth Business Center II	1.14	34,669
KY	ITT Parking Lot	1.14	1,661
KY	NTS Center	1.14	69,914
KY	Outlets Mall	1.14	53,603
KY	The Willows of Plainview Apartments	1.14	127,224
KY	Park Place Apartments	1.03	225,767
KY	Plainview Center	1.14	31,619
KY	Plainview Point Office Center Phases I & II	1.14	19,732
KY	Plainview Point Office Center Phase III	1.14	31,065
KY	Sears Office Building	1.14	50,234
KY	Springs Medical Office Center	1.18	82,012
KY	Springs Office Center	1.18	98,149
KY	Springs Station	1.18	10,432

			$2,615,350

(1)	Does not include any offset for property taxes reimbursed by tenants. Property taxes in Jefferson County, Kentucky are discounted by approximately 2% if they are paid prior to the due date. Discounts for early payment in other states generally provide no discount to the gross amount of property tax.

ITEM 3 - LEGAL PROCEEDINGS

          On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C01-05090) (the “California Litigation”) on December 5, 2003. At the final hearing, class members were given the opportunity to object to the final approval of the settlement agreement, the entry of a final judgment dismissing with prejudice the California Litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provided, among other things, that: (1) the settlement agreement, and all transactions contemplated thereby, including the merger of the Partnerships into us, were fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; and (3) each class member who did not request to be excluded from the settlement released all known and unknown claims against the defendants, including those claims being pursued in a competing class action in Kentucky, which is discussed in further detail below.

          On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 28, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments. On October 5, 2005, the Court of Appeal of the State of California, First Appellate District entered a Remittitur Order stating that the time for appeal had expired and that the judgment of the Appellate Court was final. This effectively concludes the litigation. The matter was then sent back to the Superior Court of the State of California for the County of Contra Costa in order to conduct proceedings to effectuate the settlement.

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

          On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals. A hearing on the motion to dismiss has been rescheduled for September 29, 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

Common Stock Market Prices and Distributions

          Beginning December 29, 2004, our units were listed for trading on the American Stock Exchange (the “Exchange”) under the symbol NLP. The approximate number of record holders of our units at December 31, 2005 was 1,738.

          High and low unit prices on the Exchange for the period December 29, 2004 through December 31, 2004 were $5.50 to $5.00. No distributions were declared or paid in 2004.

          High and low unit prices on the Exchange for the period January 1, 2005 through December 31, 2005 were $6.18 to $4.80. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

          The following table sets forth the price range of our limited partnership units on the American Stock Exchange and distributions declared for each quarter during the two years ended December 31, 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
High	$6.18	$5.70	$5.31	$6.11
Low	$5.00	$4.80	$4.95	$5.13
Distributions declared	$1,138,161	$1,138,161	$1,138,161	$2,276,321

2004
High	$	N/A	$	N/A	$	N/A		$5.50
Low	$	N/A	$	N/A	$	N/A		$5.00
Distributions declared	$	N/A	$	N/A	$	N/A	$	N/A

          We have a policy of paying regular distributions, although there is no assurance as to the payment of future distributions because they depend on future earnings, capital requirements and financial condition. In addition, the payment of distributions is subject to the restrictions described in Part II, Item 8, Note 2, Section N, to the financial statements and discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6 - SELECTED FINANCIAL DATA

          The following table sets forth our selected financial data for 2005 and prior years selected historical combined condensed financial and operating data as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis. The combined financial information is presented to provide a basis for discussion. This historical combined presentation reflects adjustments to the actual historical data to: 1) include a previously unconsolidated joint venture (Blankenbaker Business Center 1A); 2) eliminate the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnership; and 3) include any debt used by ORIG and its related interest cost to acquire interests in the Partnerships which was assumed by NTS Realty in the merger.

          We have derived the statement of operations and balance sheet data for the year ended December 31, 2005. We have derived the statement of operations data for the period from January 1, 2004 to December 27, 2004 from our audited financial statements and the audited financial statements of the Partnerships and the NTS Private Group. We have derived our statement of operations and balance sheet data for the years ended December 31, 2003, 2002 and 2001 from the audited financial statements of the Partnerships and the NTS Private Group. We have derived the combined condensed statement of operations data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for each of the four years ended December 31, 2004. In the opinion of management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.

SUMMARY STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Year Ended December 31,	Period Ended December 27,	Years Ended December 31,
	2005	2004	2003	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$27,711,557	$26,337,976	$26,865,403	$27,171,787	$27,536,453
Tenant reimbursements	2,196,457	2,384,764	2,371,880	2,374,347	2,330,607

Total revenue	29,908,014	28,722,740	29,237,283	29,546,134	29,867,060

EXPENSES:
Operating expenses and operating expenses
reimbursed to affiliate	10,003,095	9,486,610	8,642,234	9,091,970	9,451,137
Management fees	1,400,065	1,585,469	1,610,953	1,635,211	1,656,506
Property taxes and insurance	2,847,529	2,405,244	2,702,399	2,442,735	2,448,313
Professional and administrative expenses and
professional and administrative expenses
reimbursed to affiliate	4,173,899	4,816,338	3,517,470	1,839,469	1,563,176
Depreciation and amortization	7,812,769	7,393,530	7,166,200	7,528,290	7,472,061

Total operating expenses	26,237,357	25,687,191	23,639,256	22,537,675	22,591,193

OPERATING INCOME	3,670,657	3,035,549	5,598,027	7,008,459	7,275,867

Interest and other income and interest and other
income reimbursed to affiliate	443,164	1,604,051	358,270	293,450	550,996
Interest expense and interest expense
reimbursed to affiliate	(7,230,978)	(12,210,527)	(7,782,873)	(8,424,024)	(8,978,432)
Loss on disposal of assets	(619,768)	(65,034)	(299,345)	(129,690)	(178,522)
Settlement charge	--	(2,896,259)	--	--	--
Income from investment in joint venture	953,300	--	--	--	--

Loss from continuing operations	(2,783,625)	(10,532,220)	(2,125,921)	(1,251,805)	(1,330,091)

Discontinued operations, net	745,238	(10,569)	924,715	883,944	868,055
Gain on sale of discontinued operations	270,842	--	--	--	--

NET LOSS	$(1,767,545)	$(10,542,789)	$(1,201,206)	$(367,861)	$(462,036)

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$148,626,244	$133,296,746	$107,091,011	$111,176,067	$116,721,654
Total assets	187,808,823	166,547,424	115,451,443	125,832,914	131,358,857
Mortgages and notes payable	138,012,832	112,799,938	103,894,500	116,738,466	120,035,313

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis for the period ended December 27, 2004 and the year ended December 31, 2003. The combined financial information is presented to provide a basis for discussion. See Part II, Item 6 - Selected Financial Data for a description of certain assumptions made in the combined presentation for 2004 and 2003.

          The following discussion should be read in conjunction with the historical and proforma financial statements appearing in Part II, Item 8.

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

          Impairment and Valuation

          Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available. The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

          The merger and property acquisition were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” NTS Realty was treated as the purchasing entity. For the merger, the portion of each partnership’s assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value. That portion owned by affiliates of the general partners of the Partnerships was reflected at historical cost. The assets and liabilities contributed by NTS Private Group were adjusted to reflect their fair market value, except for that portion owned by Mr. Nichols which was reflected at historical cost due to his common control over the contributing entities.

          In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases. Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third-party appraisal as the primary basis for allocating the purchase price between land and buildings. A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases. A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space. We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value. The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals. We did not have any tenants with whom we have identified a developed relationship that we believe had any intangible value.

          Recognition of Rental Income

          Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight-lining,” on a historical combining basis, rental income exceeded the cash collected for rent by approximately $561,000, $100,000 and $323,000, for the years ended December 31, 2005, 2004 and 2003, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

          Recognition of Lease Termination Income

          We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

          Cost Capitalization and Depreciation Policies

          We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 5-30 years. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

          Our most liquid asset is our cash and cash equivalents, which consist of cash and short-term investments, but do not include any restricted cash. Operating income generated by the properties will be the primary source from which we generate cash. Other sources of cash include the proceeds from mortgage loans and notes payable. Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

	Years Ended December 31,
	2005	2004	2003
Operating activities	$7,327,456	$7,882,465	$8,775,624
Investing activities	(26,104,202)	(2,129,478)	2,393,950
Financing activities	21,612,209	(4,516,844)	(12,381,984)

Net increase (decrease) in cash and equivalents	$2,835,463	$1,236,143	$(1,212,410)

          Cash Flow from Operating Activities

          Net cash provided by operating activities decreased from approximately $7,882,000 for the year ended December 31, 2004 to approximately $7,327,000 for the year ended December 31, 2005. The decrease is primarily due to cash used to pay accounts payable.

          Net cash provided by operating activities decreased from approximately $8,776,000 for the year ended December 31, 2003 to approximately $7,882,000 for the year ended December 31, 2004. The decrease is primarily due to reduced results of operations and to the change in accounts payable. As a result of the merger, we were able to reimburse NTS Development Company, an affiliate of ours, for deferred fees and expenses. The change in accounts payable was also the result of decreased payables related to litigation filed by limited partners and settlement directed merger costs.

          Cash Flow from Investing Activities

          Net cash flow used in investing activities increased from approximately $2,129,000 for the year ended December 31, 2004 to approximately $26,104,000 for the year ended December 31, 2005. The increase was primarily due to the acquisition of The Lakes Apartments in August 2005 as well as increased capital expenditures, which included tenant and vacant suite renovations and common area improvements at our commercial properties, roof replacements at our multifamily, retail and commercial properties and HVAC replacements and access control system upgrades at our commercial and multifamily properties.

          Net cash flow used in investing activities was approximately $2,129,000 for the year ended December 31, 2004. For the year ended December 31, 2003, net cash flow provided by investing activities was approximately $2,394,000. The change from net cash flow provided in 2003 to net cash flow used in 2004 was primarily the result of cash payments in 2003 from NTS Private Group’s affiliates of approximately $6.1 million for notes receivable related to inter-company borrowings (no similar payments received in 2004), partially offset by a decrease of approximately $1.3 million in additions to land, buildings and amenities in 2004 as compared to 2003.

          Cash Flow from Financing Activities

          Net cash flow used in financing activities was approximately $4,517,000 for the year ended December 31, 2004. Net cash flow provided by financing activities was approximately $21,612,000 for the year ended December 31, 2005. The change was primarily the result of $42,100,000 in loan proceeds obtained during 2005. The increase is partially offset by the payoff of the note payable of approximately $14,987,000 as well as principal payments incurred for each of our mortgages and notes payable.

          For the years ended December 31, 2004 and 2003, we used approximately $4,517,000 and $12,382,000, respectively, in net cash for financing activities. The change was primarily the result of capital funding made as the result of the merger and cash payments made to NTS Private Group’s affiliates in 2003 of approximately $6.7 million for notes payable related to inter-company borrowings (no similar payments made in 2004), partially offset by a decrease of approximately $2.3 million in principal payments on mortgages and notes payable in 2004 as compared to 2003.

          Future Liquidity

          Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $5,409,000 on December 31, 2005. As part of the merger, we refinanced approximately $94.0 million of debt with approximately $104.0 million of new debt. The refinancing, among other things, lowered interest rates and extended the amortization schedules. The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company and quarterly distributions to our limited partners pursuant to our distribution policy.

          We made quarterly distributions of $0.10 per unit to our limited partners on May 13, 2005, July 15, 2005 and October 14, 2005 and a quarterly distribution of $0.20 per unit to our limited partners on January 12, 2006.

          We do not anticipate a significant impact to our liquidity as a result of the vacancy at the Sears Office Building and Anthem Office Center. However, the cost to lease these properties may be significant when a lease agreement with a tenant can be made.

          We incurred capital expenditures of approximately $117.2 million during February 2006 for the purchase of three multifamily properties; The Grove at Richland, The Grove at Whitworth, both located in Nashville, Tennessee and The Grove at Swift Creek, located in Chesterfield County, Virginia. This discussion of future liquidity, along with the table of contractual obligations and commercial commitments that follows, details our material commitments.

          Joint Venture Investment

          On September 12, 2005, we entered into a joint venture investment with an unaffiliated third-party investor to acquire an approximately $16.0 million mortgage loan secured by real property and improvements. We contributed $200,000 as capital and held a 45% interest in the joint venture, which we accounted for using the equity method. We loaned the joint venture $1.8 million on a note receivable with an interest rate of 8%, which was due on December 31, 2011, with interest payable on each December 31. We also loaned the joint venture approximately $7.0 million on a $7.2 million note receivable due on September 30, 2006, and bearing interest monthly, of LIBOR plus 1.75%. This investment in and notes receivable from the joint venture were funded with borrowings on our revolving note payable to a bank.

          The unaffiliated third-party investor contributed $400,000 as capital and held a 55% interest in the joint venture. The investor also loaned the joint venture $3.6 million on a note receivable with an interest rate of 8%, which was due on December 31, 2011. The principal repayments on the $1.8 million and $3.6 million notes were subordinate to the repayment of the balance due on the $7.2 million note.

          In December 2005, the joint venture liquidated and ceased to exist. As a result of the liquidation, we received approximately $953,000 in joint venture income.

          Property Transactions

          On August 26, 2005, we closed on our Agreement of Sale with Great Lakes Property Group Trust to purchase The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and lighted tennis court.

          On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association. We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments, pending permanent financing. We intend to use proceeds from the line of credit to assist in future acquisitions and other working capital needs. The line of credit was increased to $24.0 million in March 2006.

          On September 13, 2005, we announced that we entered into an agreement to sell the Sears Office Building, one of our office buildings located in Jefferson County, Kentucky, to an unaffiliated local nonprofit corporation for $5.6 million.

          On September 30, 2005, we announced that we entered into separate agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation. We agreed to receive an aggregate purchase price of approximately $71.5 million for the properties at closing.

          On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Chesterfield County, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the agreements, we agreed to pay approximately $117.2 million for the properties. The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Chesterfield County property has 240 units.

          On December 9, 2005, we announced that we were notified by the prospective purchaser of the Sears Office Building, one of our office buildings located in Jefferson County, Kentucky, that such purchaser was not able to fulfill its obligations under the purchase agreement it entered into with us and, thus, terminated the agreement.

          On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a purchase price of approximately $71.5 million.

          On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Chesterfield County, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with a current outstanding balance of approximately $33.4 million). The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

          On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana. These properties are commonly known as AMLI at Castle Creek and AMLI at Lake Clearwater. Castle Creek has 276 units and Lake Clearwater has 216 units. Subject to the terms and conditions of the agreement, we have agreed to pay a purchase price totaling approximately $50.0 million.

          On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

          On March 23, 2006, we closed on our agreement to purchase the two multifamily properties located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

          We anticipate using substantially all of the proceeds from the sale of our properties for reinvestment in the properties we have agreed to purchase. Additional sales of properties and financing will be required to purchase future properties. There are significant and potentially material financial risks associated with our ability to execute certain transactions. The sale and reinvestment are expected to qualify for the “like-kind” exchange investment rules pursuant to Section 1031 of the Internal Revenue Code. We expect this to minimize any taxable gain to our unit holders as a result of the sale and reinvestment transactions.

          We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments and Sabal Park Apartments.

          The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
REVENUE:
Rental income	$5,390,459	$4,908,009	$4,896,865

Total revenue	5,390,459	4,908,009	4,896,865

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,273,722	2,051,333	1,902,242
Management fees	270,395	243,531	243,964
Property taxes and insurance	592,220	574,605	585,509
Depreciation and amortization	792,904	845,673	839,876

Total operating expenses	3,929,241	3,715,142	3,571,591

DISCONTINUED OPERATING INCOME	1,461,218	1,192,867	1,325,274

Interest and other income	4,742	4,367	6,413
Interest expense	(678,667)	(1,198,385)	(402,411)
Loss on disposal of assets	(42,055)	(9,418)	(4,561)

DISCONTINUED OPERATIONS, NET	$745,238	$(10,569)	$924,715

          Hurricane Wilma

          On October 23, 2005, Hurricane Wilma (the “Hurricane”) struck the peninsula of Florida. Our properties in Fort Lauderdale, Florida were damaged by this storm. The commercial properties involved are the Lakeshore Business Center Phases I, II and III. While these properties are covered by insurance, the deductible for hurricane damage is two percent (2%) of the insured value. For Lakeshore Business Center Phases I, II and III, these amounts are approximately $190,000, $185,000 and $84,000, respectively. We do not expect to receive any insurance reimbursements as our repair costs have not exceeded these deductible amounts. As of December 31, 2005, our cost to repair our properties totaled approximately $324,000, which was included in our operating expenses.

          Merger/Settlement Charge

          NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG admitted a “qualified settlement trust” as a special member of ORIG. This special member interest was created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the Partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG have been designated for the benefit of the qualified settlement trust. ORIG owns the Units, but all of the rights associated with the Units inures to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million noncash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the aggregate amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the “Class Units.” Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years ending December 28, 2007, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment results in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the “fair market value” of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation. Our Statement of Operations includes a noncash charge in 2004 for our estimate related to the settlement with a corresponding credit to Partners’ Equity immediately following the completion of the merger. The noncash charge was approximately $2.9 million. Our earnings in 2004 were negatively impacted by this noncash charge. However, there was no effect on our future liquidity because Mr. Nichols, his spouse and Mr. Lavin must make the payments to the qualified settlement trust to redesignate the Class Units as set forth above.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO DECEMBER 31, 2004,
AS COMPARED TO DECEMBER 31, 2003

          This section describes our results of operations for the years ended December 31, 2005, 2004 and 2003 as if it were combined with our predecessors’ operations without adjustment. The combined financial information is presented to provide a basis for discussion. As of December 31, 2005, we owned eighteen office and business centers, six multifamily properties, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

          Our net losses for the three years ended December 31, 2005 were approximately $1,768,000, $10,543,000 and $1,201,000, respectively. The increased net loss for 2004 was primarily the result of the mortgage prepayment penalties paid in 2004, the non-cash settlement charge and the effects of continuing legal and professional expenses related to the merger and the class action litigation. 2005 was negatively impacted by continuing legal fees related to the class action litigation. Rental income remained relatively stable for all three years.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2005 and 2004 were approximately $29,908,000 and $28,723,000, respectively. The increase of approximately $1,185,000, or 4%, was primarily the result of increased average occupancy at our multifamily properties, as well as increased average occupancy and decreased free rent at our commercial properties. Approximately $688,000 of the increase was due to the acquisition of The Lakes Apartments in August 2005.

          Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2004 and 2003 were approximately $28,723,000 and $29,238,000, respectively. The decrease of approximately $515,000, or 2%, was not a significant change and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses from continuing operations for the years ended December 31, 2005 and 2004 were approximately $6,725,000 and $6,025,000, respectively. The increase of approximately $700,000, or 12%, was primarily the result of the acquisition of The Lakes Apartments in August 2005, as well as damage from Hurricane Wilma at Lakeshore Business Center Phases I, II and III.

          Operating expenses from continuing operations for the years ended December 31, 2004 and 2003 were approximately $6,025,000 and $5,528,000, respectively. The increase of approximately $497,000, or 9%, was primarily the result of increased repairs and maintenance expenses and tax consulting fees at our multifamily properties, increased repairs and maintenance expenses and bad debt expense at our commercial properties, as well as increased bad debt expense at our retail properties (primarily due to our tenant at Outlets Mall declaring bankruptcy during February 2004). The increase was partially offset by decreased bad debt expense at our multifamily properties and decreased nonrecoverable expenses at our commercial properties.

          Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2005 and 2004 were approximately $3,278,000 and $3,462,000, respectively. The decrease of approximately $184,000, or 5%, was primarily due to decreased personnel costs at our commercial properties.

          Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2004 and 2003 were approximately $3,462,000 and $3,115,000, respectively. The increase of approximately $347,000, or 11%, was primarily due to increased personnel costs at our multifamily, commercial and retail properties.

          Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

          Management Fees

          Management fees from continuing operations for the years ended December 31, 2005 and 2004 were approximately $1,400,000 and $1,585,000, respectively. The decrease of approximately $185,000, or 12%, was primarily due to a change in the management fee calculation pursuant to the terms of our agreement with NTS Development Company.

          Management fees from continuing operations for the years ended December 31, 2004 and 2003 were approximately $1,585,000 and $1,611,000, respectively. The decrease of approximately $26,000, or 2%, was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Property Taxes and Insurance

          Property taxes and insurance from continuing operations for the years ended December 31, 2005 and 2004 were approximately $2,848,000 and $2,405,000, respectively. The increase of approximately $443,000, or 18%, was primarily due to our multifamily properties as a result of reduced periodic expense in 2004 due to adjustments to the accrued tax liability for the reduction of the tax assessments at Willow Lake Apartments, as well as the acquisition of The Lakes Apartments in August 2005.

          Property taxes and insurance from continuing operations for the years ended December 31, 2004 and 2003 were approximately $2,405,000 and $2,702,000, respectively. The decrease of approximately $297,000, or 11%, was primarily due to our multifamily properties as a result of decreased tax assessments by the local taxing authority for one of the multifamily properties (Willow Lake Apartments). We received notice of increased tax assessments in 2003 and retained a consultant to negotiate a reduction of the assessments. During the ensuing time period, the general partners of the Partnerships decided to accrue property tax expense according to the assessed rate and not at the anticipated reduced rate. During the first and third quarters of 2004, the general partners of the Partnerships received notices of the reduction of the assessments and were able to adjust the periodic expense accordingly. The general partners of the Partnerships did not record a gain contingency for any property tax over-payments refunded in 2004. The decrease was partially offset by increased insurance expense at our multifamily properties.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses from continuing operations for the years ended December 31, 2005 and 2004 were approximately $2,757,000 and $3,705,000, respectively. The decrease of approximately $948,000, or 26%, was primarily due to decreased legal and professional fees in relation to the merger and class action litigation. The decrease was partially offset by increased audit, tax and consulting fees.

          Professional and administrative expenses from continuing operations for the years ended December 2004 and 2003 were approximately $3,705,000 and $2,514,000, respectively. The increase of approximately $1,191,000, or 47%, was primarily due to increased legal and professional fees in relation to the merger and class action litigation.

          Professional and administrative expenses from continuing operations for the years ended December 31, 2005, 2004 and 2003 included approximately $322,000, $2,156,000 and $757,000, respectively of merger expenses. Professional and administrative expenses from continuing operations for the years ended December 31, 2005, 2004 and 2003 included approximately $760,000, $723,000 and $704,000, respectively of litigation expenses.

          Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2005 and 2004 were approximately $1,417,000 and $1,111,000, respectively. The increase of approximately $306,000, or 28%, was primarily due to increased personnel costs.

          Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2004 and 2003 were approximately $1,111,000 and $1,003,000, respectively. The increase of approximately $108,000, or 11%, was primarily due to increased personnel costs.

          Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Finance	$385,000	$298,000	$246,000
Accounting	635,000	485,000	415,000
Investor Relations	197,000	153,000	156,000
Human Resources	14,000	73,000	74,000
Overhead	186,000	102,000	112,000

Total	$1,417,000	$1,111,000	$1,003,000

          Depreciation and Amortization

          Depreciation and amortization from continuing operations for the years ended December 31, 2005 and 2004 was approximately $7,813,000 and $7,394,000, respectively. The increase of approximately $419,000, or 6%, was primarily due to the acquisition of The Lakes Apartments in August 2005 and was also due to the amortization of intangible assets, partially offset by the revision of our fixed asset lives subsequent to our acquisition of them for all our properties.

          Depreciation and amortization from continuing operations for the years ended December 31, 2004 and 2003 was approximately $7,394,000 and $7,166,000, respectively. The increase of $228,000, or 3%, was not significant and is not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Interest and Other Income and Interest and Other Income Reimbursed to Affiliate

          Interest and other income and interest and other income reimbursed to affiliate from continuing operations for the years ended December 31, 2005 and 2004 was approximately $443,000 and $1,604,000, respectively. The decrease of approximately $1,161,000, or 72%, was primarily the result of a $1,500,000 settlement payment received from NTS Development Company in 2004 in relation to the class action litigation settlement. The decrease was partially offset by interest received on the sweep account as well as the investment in the joint venture.

          Interest and other income and interest and other income reimbursed to affiliate from continuing operations for the years ended December 31, 2004 and 2003 was $1,604,000 and $358,000, respectively. The increase of approximately $1,246,000 was primarily the result of a $1,500,000 settlement payment received from NTS Development Company in 2004 in relation to the class action litigation settlement.

          Interest Expense and Interest Expense Reimbursed to Affiliate

          Interest expense and interest expense reimbursed to affiliate from continuing operations for the years ended December 31, 2005 and 2004 was approximately $7,231,000 and $12,211,000, respectively. The decrease of approximately $4,980,000, or 41%, was primarily the result of prepayment penalties and the disposing of loan costs not fully amortized as the result of early prepayment of debt at some of the commercial and multifamily properties, as well as lowered interest rates due to the refinancing of approximately $94.0 million of debt in 2004. The decrease was partially offset by additional loan proceeds obtained in December 2004 and the first, third and fourth quarters of 2005.

          Interest expense and interest expense reimbursed to affiliate from continuing operations for the years ended December 31, 2004 and 2003 was approximately $12,211,000 and $7,783,000 respectively. The increase of approximately $4,428,000, or 57%, was primarily the result of prepayment penalties and the disposing of loan costs not fully amortized as the result of the early prepayment of debt at some of the commercial and multifamily properties. The increase was partially offset by decreased interest expense due to continued principal payments made on the mortgages and notes payable for some of the commercial and multifamily properties.

          Loss on Disposal of Assets

          Loss on disposal of assets from continuing operations for the years ended December 31, 2005 and 2004 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties. The 2005 replacements included heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, lighting upgrades and fire sprinkler replacements, amongst others.

          Loss on disposal of assets from continuing operations for the years ended December 31, 2004 and 2003 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties. The 2004 replacements included tenant improvements, roof replacements and HVAC replacements.

          Income from Investment in Joint Venture

          Income from investment in joint venture from continuing operations for the year ended December 31, 2005 can be attributed to the investment with an unaffiliated third-party investor which liquidated and ceased to exist in December 2005.

          Discontinued Operations, Net

          Discontinued operations, net for the years ended December 31, 2005 and 2004 were approximately $745,000 and $(11,000), respectively. The increase of approximately $756,000 was primarily due to the prepayment penalty incurred in 2004 at Sabal Park Apartments due to early repayment of debt.

          Discontinued operations, net for the years ended December 31, 2004 and 2003 were approximately $(11,000) and $925,000, respectively. The decrease of approximately $936,000 was primarily due to the prepayment penalty incurred in 2004 at Sabal Park Apartments due to early repayment of debt.

          Gain on Sale of Discontinued Operations

          Gain on sale of discontinued operations for the year ended December 31, 2005 can be attributed to the sale of 1.92 acres of land at Outlets Mall. There were no gains on sales of assets in 2004 or 2003.

Contractual Obligations and Commercial Commitments

          The following table represents our obligations and commitments to make future payments as of December 31, 2005 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$138,012,832	$2,431,144	$18,244,853	$9,760,166	$107,576,669
Capital lease obligations	--	--	--	--	--
Operating leases (1)	--	--	--	--	--
Other long-term obligations (2)	--	--	--	--	--

Total contractual cash obligations	$138,012,832	$2,431,144	$18,244,853	$9,760,166	$107,576,669

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	One - Three Years	Three - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$--	$--	$--	$--	$--
Standby letters of credit and guarantees	--	--	--	--	--
Other commercial commitments (1)	--	--	--	--	--

Total commercial commitments	$--	$--	$--	$--	$--

(1)	We do not, as a practice, enter into long-term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

          The following describes each of our predecessors’ results of operations on a historical basis for the period ended December 27, 2004 and the year ended December 31, 2003. No adjustment or reconciliation is necessary to compare the period from January 1, 2004 to December 27, 2004 to the year ended December 31, 2003 as our annual, quarterly and monthly operations were complete as of December 27, 2004.

NTS-PROPERTIES III
RESULTS OF OPERATIONS

          This section describes the results of operations for NTS-Properties III (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned three commercial properties. We generated almost all of our net operating income from property operations.

          Net loss for the period ended December 27, 2004 was approximately $(254,000) as compared to net income of approximately $268,000 for the year ended December 31, 2003. The change in net income or loss is described in more detail below. The following tables include certain selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes attached hereto.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Total revenues	$3,811,008	$3,763,880
Operating expenses and operating expenses reimbursed to affiliate	1,148,072	1,104,916
Depreciation and amortization	1,051,918	1,096,104
Total interest expense	1,104,216	433,874
Net (loss) income	(253,950)	268,144

          Rental income and tenant reimbursements generated by our properties were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
NTS Center	$1,106,207	$1,139,036
Plainview Center	1,340,769	1,236,267
Peachtree Corporate Center	1,364,032	1,388,577

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The occupancy levels at our properties were as follows:

	December 27,	December 31,
	2004	2003
NTS Center	75%	72%
Plainview Center	83%	78%
Peachtree Corporate Center	90%	83%

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The average occupancy levels at our properties were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
NTS Center	74%	76%
Plainview Center	80%	70%
Peachtree Corporate Center	87%	84%

          We believe the changes in average occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $3,811,000 and $3,764,000, respectively. The increase of approximately $47,000, or 1%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes. Rental income from affiliate was approximately $295,000 for 2004 and 2003.

          Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Our operating expenses were approximately $815,000 and $806,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase of approximately $9,000, or 1%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Our operating expenses reimbursed to affiliate were approximately $333,000 and $299,000 for the period ended December 27, 2004 and the year ended December 31, 2003. The increase of approximately $34,000, or 11%, was primarily due to increased personnel costs.

          Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Our professional and administrative expenses were approximately $385,000 and $306,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase of approximately $79,000, or 26%, was the result of costs incurred for legal and professional fees related to our merger.

          Our professional and administrative expenses reimbursed to affiliate were approximately $156,000 and $143,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase of approximately $13,000, or 9%, was the result of increased personnel costs.

          Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of approximately the following:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Finance	$40,000	$34,000
Accounting	69,000	61,000
Investor Relations	21,000	20,000
Human Resources	11,000	11,000
Overhead	15,000	17,000

Total	$156,000	$143,000

          Depreciation and Amortization

          Our depreciation and amortization was approximately $1,052,000 and $1,096,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The decrease of approximately $44,000, or 4%, was not significant and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Interest and Other Income

          Interest and other income was approximately $217,000 and $18,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase of approximately $199,000 was primarily due to the settlement payment received by the partnership in regards to the litigation filed by limited partners.

          Interest Expense

          Our interest expense was approximately $1,104,000 and $434,000 for the period ended December 27, 2004 and the year ended December 31, 2003, respectively. The increase of approximately $670,000 was primarily a result of prepayment penalties paid by NTS Center due to the early payoff of the mortgage loan. The increase is partially offset by continued principal payments made by Plainview Center. The mortgage loan at Plainview Center was paid in full, prior to the maturity date, without prepayment penalties.

Liquidity and Capital Resources

          The majority of our cash flow was derived from operating activities. Cash flows used in investing activities consisted of amounts spent for capital improvements at our properties. Cash flows used in financing activities consisted of principal payments on mortgages payable and payment of loan costs.

          The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004 and the year ended December 31, 2003.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$1,284,744	$1,249,181
Investing activities	(189,422)	(469,668)
Financing activities	(422,845)	(987,051)

Net increase (decrease) in cash and equivalents	$672,477	$(207,538)

          Cash Flow from Operating Activities

          Net cash provided by operating activities increased from approximately $1,249,000 for the year ended December 31, 2003 to approximately $1,285,000 for the period ended December 27, 2004. The $36,000 increase was a result of improved results from operations before the effect of the prepayment penalty paid by NTS Center.

          Cash Flow from Investing Activities

          Net cash flow used in investing activities decreased from approximately $470,000 for the year ended December 31, 2003 to approximately $189,000 for the period ended December 27, 2004. The $281,000 decrease in net cash used was primarily due to a decrease in additions to land, buildings and amenities.

          Cash Flow from Financing Activities

          Net cash used in financing activities decreased from approximately $987,000 for the year ended December 31, 2003 to approximately $423,000 for the period ended December 27, 2004. The $564,000 decrease was primarily due to the payoff of the mortgages payable as a result of the merger with NTS Realty.

          Due to the fact that no distributions were made during 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

NTS-PROPERTIES IV
RESULTS OF OPERATIONS

          This section describes our results of operations for NTS-Properties IV (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned two commercial properties, one multifamily property and had investments in five joint venture properties. We generated almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations. The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

          Net loss for the period ended December 27, 2004 was approximately $(640,000) as compared to net income of approximately $257,000 for the year ended December 31, 2003. The change in net income or loss is described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes thereto.

          The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,049,296	$1,185,651	$--	$2,234,947
Operating expenses and operating expenses
reimbursed to affiliate	476,779	435,946	--	912,725
Depreciation and amortization	205,319	279,780	3,363	488,462
Total interest expense	536,784	15,853	--	552,637
Net (loss) income	(319,369)	299,290	(620,321)	(640,400)

	Year Ended December 31, 2003
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,139,765	$1,453,264	$--	$2,593,029
Operating expenses and operating expenses
reimbursed to affiliate	412,907	412,351	--	825,258
Depreciation and amortization	205,406	298,393	6,116	509,915
Total interest expense	211,536	52,361	--	263,897
Net income (loss)	165,857	512,435	(420,926)	257,366

          During 2004, our net revenues for the multifamily segment decreased primarily due to lower average occupancy as well as decreased rental rates at The Willows of Plainview Phase I. Net revenues for the commercial segment decreased primarily due to decreased lease buy-out income at Plainview Point Office Center Phases I and II and decreased average occupancy at Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II. Operating expenses and operating expenses reimbursed to affiliate increased from 2003 to 2004 for both multifamily and commercial segments primarily due to personnel changes. Depreciation expense for the multifamily and commercial segments remained relatively stable for all years presented. Interest expense for the multifamily segment increased from 2003 to 2004 primarily due to the prepayment penalty paid by The Willows of Plainview Phase I. Interest expense for the commercial segment decreased primarily due to lower debt balances as well as repaying the Commonwealth Business Center Phase I loan in full in 2004. The expenses related to the litigation filed by limited partners as well as the settlement directed merger contributed to the partnership’s net losses.

          Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase I	$687,926	$772,897
Plainview Point Office Center Phases I and II	$497,725	$680,367
The Willows of Plainview Phase I	$1,049,296	$1,139,765

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	$1,111,361	$1,232,075
Golf Brook Apartments (3.97%)	$2,953,352	$2,994,374
Plainview Point Office Center Phase III (4.96%)	$736,596	$513,219
Blankenbaker Business Center 1A (29.61%)	$949,011	$949,011
Lakeshore Business Center Phase I (10.92%)	$1,465,488	$1,520,509
Lakeshore Business Center Phase II (10.92%)	$1,407,525	$1,446,848
Lakeshore Business Center Phase III (10.92%)	$600,429	$409,107

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except for Plainview Point Office Center Phase III where there was a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where rental income and tenant reimbursements had gradually increased at this recently constructed property.

          The occupancy levels at our properties and joint ventures were as follows:

	December 27,	December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase I	53%	88%
Plainview Point Office Center Phases I and II	66%	72%
The Willows of Plainview Phase I	80%	91%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	74%	82%
Golf Brook Apartments (3.97%)	98%	93%
Plainview Point Office Center Phase III (4.96%)	91%	52%
Blankenbaker Business Center 1A (29.61%)	100%	100%
Lakeshore Business Center Phase I (10.92%)	66%	71%
Lakeshore Business Center Phase II (10.92%)	75%	79%
Lakeshore Business Center Phase III (10.92%)	100%	89%

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except for Plainview Point Office Center Phase III where there was a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where occupancy had gradually increased at this recently constructed property.

          The average occupancy levels at our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase I	82%	91%
Plainview Point Office Center Phases I and II	73%	84%
The Willows of Plainview Phase I	86%	93%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	80%	85%
Golf Brook Apartments (3.97%)	96%	93%
Plainview Point Office Center Phase III (4.96%)	74%	50%
Blankenbaker Business Center 1A (29.61%)	100%	100%
Lakeshore Business Center Phase I (10.92%)	71%	70%
Lakeshore Business Center Phase II (10.92%)	77%	81%
Lakeshore Business Center Phase III (10.92%)	91%	59%

          We believe the changes in average occupancy from year to year were temporary effects of each property's specific mix of lease maturities and were not indicative of any known trend, except for Plainview Point Office Center Phase III where there was a protracted period for the property to become fully leased again and Lakeshore Business Center Phase III where average occupancy had gradually increased at this recently constructed property.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

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

          Year-end occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year's results.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $439,000 and $451,000, respectively. The decrease of approximately $12,000, or 3%, was not significant and was not indicative of any know trend of uncertainty. There were no offsetting material changes.

          Operating expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $474,000 and $374,000, respectively. The increase of approximately $100,000, or 27%, from the year ended December 31, 2003 to the period ended December 27, 2004 was primarily due to changes in personnel costs.

          Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $618,000 and $390,000, respectively. The increase of approximately $228,000, or 58%, was primarily the result of increased legal and professional fees incurred in relation to the litigation filed by limited partners and the settlement directed merger.

          Professional and administrative expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $166,000 and $147,000, respectively. The increase of approximately $19,000, or 13%, was primarily the result of personnel changes.

          Professional and administrative expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of the following:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Finance	$41,000	$34,000
Accounting	78,000	64,000
Investor Relations	21,000	21,000
Human Resources	11,000	11,000
Overhead	15,000	17,000

Total	$166,000	$147,000

          Depreciation and Amortization

          Depreciation and amortization for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $488,000 and $510,000, respectively. The decrease of approximately $22,000, or 4%, was not significant and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Interest and Other Income

          Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $212,000 and $8,000, respectively. The increase of approximately $204,000 was primarily due to the settlement payment received by the partnership in regards to the litigation filed by limited partners.

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

Liquidity and Capital Resources

          The majority of our cash flow was derived from operating activities. Cash flows provided by or used in investing activities consisted of our investment in joint ventures. Cash flows used in financing activities consisted of principal payments on mortgages payable and payment of loan costs.

          The following table illustrates our cash flows used in or provided by operating activities, investing activities and financing activities:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$451,170	$771,734
Investing activities	12,088	(74,294)
Financing activities	(566,573)	(604,929)

Net (decrease) increase in cash and equivalents	$(103,315)	$92,511

          Cash Flow from Operating Activities

          Net cash provided by operating activities decreased from approximately $772,000 for the year ended December 31, 2003 to approximately $451,000 for the period ended December 27, 2004. The decrease of approximately $321,000 was primarily due to decreased net income from operations as a result of increased expenses associated with litigation filed by limited partners and settlement directed merger costs. The decrease was partially offset by increased cash distributions from our investment in joint ventures.

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

          Due to the fact that no distributions were made during 2004 or 2003, the table which presents that portion of the distribution that represents a return of capital based on GAAP has been omitted.

NTS-PROPERTIES V
RESULTS OF OPERATIONS

          This section describes our results of operations for NTS-Properties V, a Maryland limited partnership (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned one commercial property and had investments in four joint venture properties. We generated almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations. The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

          Net loss for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $(1,931,000) and $(662,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes thereto.

          The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,111,361	$3,876,319	$--	$4,987,680
Operating expenses and operating expenses
reimbursed to affiliate	531,975	1,390,906	--	1,922,881
Depreciation and amortization	258,567	1,049,785	15,074	1,323,426
Total interest expense	704,842	1,282,782	93,326	2,080,950
Net loss	(548,923)	(777,008)	(605,376)	(1,931,307)

	Year Ended December 31, 2003
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,232,075	$3,849,055	$--	$5,081,130
Operating expenses and operating expenses
reimbursed to affiliate	463,294	1,220,602	--	1,683,896
Depreciation and amortization	228,427	995,648	18,619	1,242,694
Total interest expense	278,086	678,678	20,362	977,126
Net income (loss)	101,020	36,307	(799,591)	(662,264)

          During 2004, our net revenues for the multifamily segment decreased primarily due to decreased average occupancy and decreased average rental rate per unit. Net revenues for the commercial segment increased primarily due to higher average occupancy at Lakeshore Business Center Phase III as a result of our efforts to lease this recently constructed property. The increase was partially offset by decreased lease buy-out income at Lakeshore Business Center Phases I and II and decreased average occupancy at Commonwealth Business Center Phase II, where we were not successful in renewing several tenants’ expired leases. Operating expenses and operating expenses reimbursed to affiliate increased for the multifamily segment primarily due to increased repairs and maintenance expenses and changes in personnel. Operating expenses and operating expenses reimbursed to affiliate increased for the commercial segment primarily due to increased bad debt expense at Lakeshore Business Center Phases I and II and changes in personnel at Commonwealth Business Center Phase II. Depreciation expense increased for both the multifamily and commercial segments as the result of fixed asset additions. Interest expense increased at both the multifamily and commercial segments as the result of prepayment penalties paid by The Willows of Plainview Phase II and Lakeshore Business Center Phases I and II for the early payoff of each of their mortgages. The expenses related to our ongoing litigation and proposed merger negatively impacted our partnership’s net losses.

          Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase II	$402,877	$472,591

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	$1,111,361	$1,232,075
Lakeshore Business Center Phase I (81.19%)	$1,465,488	$1,520,509
Lakeshore Business Center Phase II (81.19%)	$1,407,525	$1,446,848
Lakeshore Business Center Phase III (81.19%)	$600,429	$409,107

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property's specific mix of lease maturities and were not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

          The occupancy levels at our properties and joint ventures were as follows:

	December 27,	December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase II	56%	62%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	74%	82%
Lakeshore Business Center Phase I (81.19%)	66%	71%
Lakeshore Business Center Phase II (81.19%)	75%	79%
Lakeshore Business Center Phase III (81.19%)	100%	89%

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

          The average occupancy levels at our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Commonwealth Business Center Phase II	60%	67%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	80%	85%
Lakeshore Business Center Phase I (81.19%)	71%	70%
Lakeshore Business Center Phase II (81.19%)	77%	81%
Lakeshore Business Center Phase III (81.19%)	91%	59%

          We believe the changes in average occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except as described above for Commonwealth Business Center Phase II and Lakeshore Business Center Phase III.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $4,988,000 and $5,081,000, respectively. The decrease of approximately $93,000, or 2%, was primarily the result of decreased lease buy-out income at Lakeshore Business Center Phases I and II as well as decreased average occupancy at The Willows of Plainview Phase II and Commonwealth Business Center Phase II. The decrease was partially offset by increased average occupancy at Lakeshore Business Center Phase III.

          Year-end occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are more representative of the entire year’s results.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,294,000 and $1,112,000, respectively. The increase of approximately $182,000, or 16%, was primarily due to increased bad debt expense at Lakeshore Business Center Phases I and II. The increase can also be attributed to increased repairs and maintenance expenses at The Willows of Plainview Phase II and Lakeshore Business Center Phases I, II and III and increased cleaning expenses and exterior landscaping at Lakeshore Business Center Phases I, II and III. The increase was partially offset by decreased exterior landscaping at The Willows of Plainview Phase II and Commonwealth Business Center Phase II and decreased nonrecoverable professional services at Commonwealth Business Center Phase II and Lakeshore Business Center Phases II and III in relation to legal costs at the property level.

          Operating expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $629,000 and $572,000, respectively. The increase of approximately $57,000, or 10%, was the result of changes in personnel costs.

          Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $845,000 and $661,000, respectively. The increase of approximately $184,000, or 28%, was primarily the result of increased legal and professional fees in relation to the litigation filed by limited partners and the settlement directed merger.

          Professional and administrative expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $212,000 and $187,000, respectively. The increase of approximately $25,000, or 13%, was primarily the result of increased salary costs.

          Professional and administrative expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of approximately the following:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Finance	$50,000	$41,000
Accounting	105,000	86,000
Investor Relations	25,000	26,000
Human Resources	13,000	13,000
Overhead	19,000	21,000

Total	$212,000	$187,000

          Depreciation and Amortization

          Depreciation and amortization for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $1,323,000 and $1,243,000, respectively. The increase of approximately $80,000, or 6%, was not significant and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

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

Liquidity and Capital Resources

          The majority of our cash flow was derived from operating activities. Cash flows used in investing activities consisted of amounts spent for capital improvements at our properties. Cash flows provided by financing activities consisted of advances to payoff mortgages payable.

          The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$463,347	$798,627
Investing activities	(417,350)	(858,537)
Financing activities	78,059	15,430

Net increase (decrease) in cash and equivalents	$124,056	$(44,480)

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

          Due to the fact that no distributions were made during 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

NTS-PROPERTIES VI
RESULTS OF OPERATIONS

          This section describes our results of operations for NTS-Properties VI, a Maryland limited partnership (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned four multifamily properties and had investments in two joint venture properties. We generated almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations. The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

          Net loss for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $(1,985,000) and $(1,507,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes thereto.

          The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$5,158,377	$736,596	$--	$5,894,973
Operating expenses and operating expenses
reimbursed to affiliate	2,032,244	337,778	--	2,370,022
Depreciation and amortization	1,513,466	225,704	78,771	1,817,941
Total interest expense	1,276,438	22,272	884,263	2,182,973
(Loss) income from continuing operations	(291,932)	46,396	(1,729,324)	(1,974,860)
Discontinued operations, net	(10,569)	--	--	(10,569)
Net (loss) income	(302,501)	46,396	(1,729,324)	(1,985,429)

	Year Ended December 31, 2003
	Multifamily	Commercial	Partnership	Total
Total revenues	$5,429,722	$513,219	$--	$5,942,941
Operating expenses and operating expenses
reimbursed to affiliate	1,931,970	289,587	--	2,221,557
Depreciation and amortization	1,484,289	206,505	89,466	1,780,260
Total interest expense	464,814	--	1,646,668	2,111,482
Income (loss) from continuing operations	465,551	(57,306)	(2,840,265)	(2,432,020)
Discontinued operations, net	924,715	--	--	924,715
Net income (loss)	1,390,266	(57,306)	(2,840,265)	(1,507,305)

          During 2004, our continuing net losses were negatively impacted by the expense related to our consolidation/merger costs. Net revenues decreased due to decreased average rent per unit at Park Place Apartments Phase I and Willow Lake Apartments and decreased average occupancy at Park Place Apartments Phase I. The decrease was partially offset by increased revenues at our commercial property, Plainview Point Office Center Phase III, as the result of increased average occupancy. Operating expenses increased as the result of increased repairs and maintenance costs at Willow Lake Apartments and Plainview Point Office Center Phase III. Operating expenses reimbursed to affiliate remained fairly stable.

          Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Sabal Park Apartments	$1,954,657	$1,902,491
Willow Lake Apartments	$2,054,065	$2,190,889
Park Place Apartments Phase I	$1,583,409	$1,726,943
Park Place Apartments Phase III	$1,520,903	$1,511,890

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	$2,953,352	$2,994,374
Plainview Point Office Center Phase III (95.04%)	$736,596	$513,219

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The occupancy levels at our properties and joint ventures were as follows:

	December 27,	December 31,
	2004	2003
Wholly-Owned Properties
Sabal Park Apartments	99%	95%
Willow Lake Apartments	87%	79%
Park Place Apartments Phase I	86%	82%
Park Place Apartments Phase III	85%	93%

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	98%	93%
Plainview Point Office Center Phase III (95.04%)	91%	52%

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except for Plainview Point Office Center Phase III which had low occupancy for an extended period of time. During the fourth quarter of 2004, a tenant who leased approximately 8,300 square feet moved in, bringing the building’s occupancy up to 91%.

          The average occupancy levels at our properties and joint ventures were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
Sabal Park Apartments	96%	93%
Willow Lake Apartments	86%	85%
Park Place Apartments Phase I	83%	88%
Park Place Apartments Phase III	90%	93%

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	96%	93%
Plainview Point Office Center Phase III (95.04%)	74%	50%

          We believe the changes in average occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except for Plainview Point Office Center Phase III which had low occupancy for an extended period of time. During the fourth quarter of 2004, a tenant who leased approximately 8,300 square feet moved in, bringing the building’s occupancy up to 91%.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $5,895,000 and $5,943,000, respectively. The decrease of approximately $48,000 was not a significant change, however, there were significant offsetting changes between our reporting segments. The decrease was made up of a net decrease in multifamily rental income as the result of decreased average rent per unit at Park Place Apartments Phase I and Willow Lake Apartments and decreased average occupancy at Park Place Apartments Phase I. The decrease was partially offset by increased commercial rental income at Plainview Point Office Center Phase III as the result of increased average occupancy.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,419,000 and $1,309,000, respectively. The increase of approximately $110,000, or 8% was the result of an increase in repairs and maintenance at Willow Lake Apartments and Plainview Point Office Center Phase III, increased landscaping costs at Willow Lake Apartments and increased cleaning costs at Willow Lake Apartments and Plainview Point Office Center Phase III. The increase was partially offset by decreased bad debt expense and administrative expenses at Willow Lake Apartments.

          Operating expenses reimbursed to affiliate from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $951,000 and $912,000, respectively. The increase of approximately $39,000, or 4%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

          Property Taxes and Insurance

          Property taxes and insurance from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003, were approximately $435,000 and $790,000, respectively. The decrease of approximately $355,000, or 45%, was primarily due to decreased tax assessments at Willow Lake Apartments. We received notice of increased tax assessments in 2003 and retained a consultant to negotiate a reduction of the assessments. At Willow Lake Apartments, for 2003, we accrued property tax expense according to the assessed rate, not at the anticipated reduced rate. During the first and third quarters of 2004, we received notices of the reduction of the assessments and were able to adjust the periodic expense accordingly. We did not record a gain contingency for any property tax over-payments refunded in 2004.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,029,000 and $763,000, respectively. The increase of approximately $266,000, or 35%, was primarily the result of increased legal and professional fees related to our merger with NTS Realty. The increase was partially offset by a decrease in legal and professional fees related to litigation filed by limited partners.

          Professional and administrative expenses reimbursed to affiliate from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $432,000 and $395,000, respectively. The increase of approximately $37,000, or 9%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Professional and administrative expenses reimbursed to affiliated are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate from continued operations consisted of approximately the following:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Finance	$140,000	$117,000
Accounting	150,000	130,000
Investor Relations	74,000	75,000
Human Resources	31,000	31,000
Overhead	37,000	42,000

Total	$432,000	$395,000

          Depreciation and Amortization

          Depreciation and amortization from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $1,818,000 and $1,780,000, respectively. The increase of approximately $38,000, or 2%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Interest and Other Income

          Interest and other income from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $744,000 and $126,000, respectively. The increase of approximately $618,000 was primarily the result of a settlement payment received from NTS Development Company in 2004. As part of the settlement of the litigation filed by limited partners, NTS Development Company agreed to pay the Partnerships upon the closing date of the merger. NTS Properties VI’s portion of this was $723,000. The increase was partially offset by income received in 2003, in relation to the litigation filed by limited partners.

          Interest Expense

          Interest expense from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $2,183,000 and $2,111,000, respectively. The increase of $72,000, or 3%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Loss on Disposal of Assets

          Loss on disposal of assets from continued operations for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $5,000 and $99,000, respectively. The decrease of approximately $94,000, or 95%, was primarily the result of retirements made (before the assets were fully depreciated) at Willow Lake Apartments in 2003 for stair bracket replacements, security system installation and clubhouse renovation, partially offset by retirements made in 2004 for HVAC replacements at Willow Lake Apartments.

          Discontinued Operations, Net

          Discontinued operations, net for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $(11,000) and $925,000, respectively. The decrease of approximately $936,000, was primarily due to prepayment penalties incurred at Sabal Park Apartments as a result of the early prepayment of debt.

Liquidity and Capital Resources

          The majority of our cash flow was typically derived from operating activities. Cash flows used in investing activities were for tenant improvements and other capital improvements at our properties. The tenant improvements and other capital additions were funded by cash flow from operations and from debt financing. Cash flows used in financing activities consisted of the early prepayment of debt, principal payments on mortgages and notes payable, and payment of loan costs.

          The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$1,665,653	$1,518,719
Investing activities	(770,830)	(787,801)
Financing activities	(358,174)	(1,664,390)

Net increase (decrease) in cash and equivalents	$536,649	$(933,472)

          Cash Flow from Operating Activities

          Net cash provided by operating activities increased from approximately $1,519,000 for the year ended December 31, 2003 to approximately $1,666,000 for the period ended December 27, 2004. The increase was primarily a result of improved results from operations before the effect of the prepayment penalty paid by Sabal Park Apartments. The increase was partially offset by the change in accounts payable due to affiliate and other liabilities (as a result of the merger with NTS Realty, we were able to reimburse NTS Development Company for salary and overhead costs in December 2004 and we were able to pay current year property taxes).

          Cash Flow from Investing Activities

          Net cash used in investing activities decreased from approximately $788,000 for the year ended December 31, 2003 to approximately $771,000 for the period ended December 27, 2004. The decrease in net cash used was primarily due to decreased capital expenditures at the multifamily properties. Additions made in 2004 were for structural improvements at Park Place Apartments Phase I, roof replacements at Willow Lake Apartments, HVAC replacements and golf carts at Golf Brook Apartments and Sabal Park Apartments, playground and fitness equipment at Sabal Park Apartments and pool resurfacing at Golf Brook Apartments. Additions were made in 2003 for clubhouse renovation, a paving project and stair bracket replacements at Willow Lake Apartments. The decrease at the multifamily properties was partially offset by increased capital expenditures at our commercial property – Plainview Point Office Center Phase III. The 2004 additions at Plainview Point Office Center Phase III included tenant improvements and HVAC replacements. The 2003 additions at Plainview Point Office Center Phase III included tenant improvements.

          Cash Flow from Financing Activities

          Net cash used in financing activities was approximately $1,664,000 for the year ended December 31, 2003 compared to approximately $358,000 for the period ended December 27, 2004. The decrease in net cash used in financing activities was primarily the result of advances received from NTS Realty as a result of the merger.

          Due to the fact that no distributions were made during 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

NTS-PROPERTIES VII
RESULTS OF OPERATIONS

          This section describes our results of operations for NTS-Properties VII, Ltd. (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned two multifamily properties and had investments in one joint venture property. We generated almost all of our net operating income from property operations.

          Net loss for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $(333,000) and $(170,000), respectively. The changes in net loss are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes thereto.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Total revenues	$1,571,552	$1,637,858
Operating expenses and operating expenses reimbursed to affiliate	629,559	623,543
Depreciation and amortization	408,391	407,690
Total interest expense	(264,931)	(254,763)
Net loss	(332,902)	(170,319)

          Rental income and tenant reimbursements generated by our properties and joint venture were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
The Park at the Willows	$321,060	$298,890
Park Place Apartments Phase II	$1,250,492	$1,338,968

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	$949,011	$949,011

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The occupancy levels at our properties and joint venture were as follows:

	December 27,	December 31,
	2004	2003
Wholly-Owned Properties
The Park at the Willows	94%	83%
Park Place Apartments Phase II	88%	83%

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	100%	100%

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The average occupancy levels at our properties and joint venture were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Wholly-Owned Properties
The Park at the Willows	90%	81%
Park Place Apartments Phase II	84%	89%

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	100%	100%

          We believe the changes in average occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend.

          The lease at Blankenbaker Business Center 1A provided for the tenant to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that multifamily leases were generally for a period of one year, should have protected our operations from the impact of inflation and changing prices.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income

          Rental income for the period ended December 27, 2004 and year ended December 31, 2003 was approximately $1,572,000 and $1,638,000, respectively. The decrease of approximately $66,000, or 4%, was primarily the result of decreased average occupancy at Park Place Apartments Phase II and a decrease in average income per unit at The Park at the Willows and Park Place Apartments Phase II. The decrease was partially offset by an increase in average occupancy at The Park at the Willows.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $346,000 and $359,000, respectively. The decrease of approximately $13,000, or 4%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Operating expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $283,000 and $264,000, respectively. The increase of approximately $19,000, or 7%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

          Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $358,000 and $278,000, respectively. The increase of approximately $80,000, or 29%, was primarily the result of increased legal and professional fees related to our merger with NTS Realty.

          Professional and administrative expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $142,000 and $132,000, respectively. The increase of approximately $10,000, or 8%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of approximately the following:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Finance	$25,000	$21,000
Accounting	83,000	75,000
Investor Relations	13,000	13,000
Human Resources	7,000	8,000
Overhead	14,000	15,000

Total	$142,000	$132,000

          Depreciation and Amortization

          Depreciation and amortization for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $408,000 and $408,000, respectively. There was no change between the period ended December 27, 2004 and the year ended December 31, 2003. There were no offsetting material changes.

          Interest and Other Income

          Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $31,000 and $7,000, respectively. The increase of approximately $24,000 was primarily the result of a settlement payment received from NTS Development Company in 2004 with no similar income in 2003. The increase was partially offset by decreased interest income as a result of maintaining lower balances in our bank accounts in 2004.

          Interest Expense

          Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $265,000 and $255,000, respectively. The increase of approximately $10,000, or 4%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Income from Investment in the Joint Venture

          Income from investment in the joint venture for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $78,000 and $88,000, respectively. The decrease of approximately $10,000, or 11%, was primarily the result of increased depreciation expense and operating expenses, net of decreased loss on disposal of assets and interest expense at Blankenbaker Business Center 1A.

Liquidity and Capital Resources

          The majority of our cash flow was typically derived from operating activities. Cash flows used in operating activities in 2004 consisted of amounts spent to reimburse NTS Development for fees owed to them and for amounts spent on legal expenses for the merger with NTS Realty and for litigation. Cash flows used in investing activities consisted of amounts spent for capital improvements at our properties. Cash flows provided by investing activities represented a decreased investment in our joint venture, Blankenbaker Business Center 1A. Cash flows used in financing activities consisted of the early prepayment of debt net of funds received as part of the merger with NTS Realty in 2004 and principal payments on mortgages payable.

          The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$(90,391)	$274,452
Investing activities	100,084	(238,129)
Financing activities	(87,258)	(155,201)

Net decrease in cash and equivalents	$(77,565)	$(118,878)

          Cash Flow from Operating Activities

          Net cash provided by operating activities was approximately $274,000 for the year ended December 31, 2003. For the period ended December 27, 2004, we used approximately $90,000 in net cash for operating activities. The increase in net cash used was primarily driven by the reduced results of operations and the change in accounts payable due to affiliate (as a result of the merger we were able to reimburse NTS Development Company for salary and overhead costs in December 2004) and accounts payable.

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

          Due to the fact that no distributions were made during 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

NTS PRIVATE GROUP
RESULTS OF OPERATIONS

          This section describes our results of operations for NTS Private Group (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned three retail properties, eight commercial properties and operated a land lease. We generated almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included retail and commercial real estate operations and land leases. The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

          Net loss for the period ended December 27, 2004 was approximately $(2,159,000) as compared to net income of approximately $1,177,000 for the year ended December 31, 2003, respectively. The changes in net income or loss are described in more detail below. The following tables include certain selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes attached hereto.

	Period Ended December 27, 2004
	Land	Retail	Commercial	Total
Total revenues	$45,087	$1,358,242	$7,870,240	$9,273,569
Operating expenses and operating expenses
reimbursed to affiliate	1,133	225,740	2,100,847	2,327,720
Depreciation and amortization	5,087	315,343	1,686,923	2,007,353
Total interest expense	--	423,166	5,432,268	5,855,434
Net income (loss)	3,293	240,684	(2,403,036)	(2,159,059)

	Year Ended December 31, 2003
	Land	Retail	Commercial	Total
Total revenues	$53,537	$1,370,517	$7,845,380	$9,269,434
Operating expenses and operating expenses
reimbursed to affiliate	2,261	86,186	1,940,145	2,028,592
Depreciation and amortization	5,087	293,497	1,617,913	1,916,497
Total interest expense	238	451,724	2,490,612	2,942,574
Net income	22,070	409,606	745,817	1,177,493

          During 2004, our revenues for the commercial segment increased slightly due to increased average occupancy at Springs Office Center and Springs Medical Office Center. This increase was partially offset by decreased average occupancy at Atrium Center and Blankenbaker Business Center II as a result of unsuccessful attempts to renew tenants’ expired leases. Our revenues for the retail segment decreased slightly due primarily to decreased recoverable operating expenses incurred in 2004. The decrease was partially offset by increased average occupancy at Springs Station. Our revenues for the land segment also decreased slightly due to decreased rental rates for 2004.

          Rental income and tenant reimbursements generated by our properties were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Anthem Office Center	$810,692	$810,692
Atrium Center	789,858	1,011,176
Sears Office Building	785,300	757,506
Springs Medical Office Center	1,680,865	1,556,473
Springs Office Center	2,048,589	1,870,711
Blankenbaker Business Center 1B	577,686	577,686
Blankenbaker Business Center II	632,406	720,075
Clarke American	544,844	541,062
Bed, Bath & Beyond	423,091	447,685
Outlets Mall	665,887	662,838
Springs Station	269,264	259,993
ITT Parking Lot	45,087	53,537

          We believe the changes in rental income and tenant reimbursements from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

          The occupancy levels at our properties were as follows:

	December 27,	December 31,
	2004	2003
Anthem Office Center	100%	100%
Atrium Center	67%	62%
Sears Office Building	100%	100%
Springs Medical Office Center	89%	90%
Springs Office Center	96%	97%
Blankenbaker Business Center 1B	100%	100%
Blankenbaker Business Center II	76%	90%
Clarke American	100%	100%
Bed, Bath & Beyond	100%	100%
Outlets Mall	100%	100%
Springs Station	92%	100%
ITT Parking Lot	N/A	N/A

          We believe the changes in occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

          The average occupancy levels at our properties were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Anthem Office Center	100%	100%
Atrium Center	55%	66%
Sears Office Building	100%	100%
Springs Medical Office Center	93%	91%
Springs Office Center	97%	90%
Blankenbaker Business Center 1B	100%	100%
Blankenbaker Business Center II	78%	90%
Clarke American	100%	100%
Bed, Bath & Beyond	100%	100%
Outlets Mall	100%	100%
Springs Station	97%	94%
ITT Parking Lot	N/A	N/A

          We believe the changes in average occupancy from year to year were temporary effects of each property’s specific mix of lease maturities and were not indicative of any known trend, except as described above for Atrium Center and Blankenbaker Business Center II.

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $9,274,000 and $9,269,000, respectively. The increase of approximately $5,000 was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year-to-date results.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $1,582,000 and $1,379,000, respectively. The increase of approximately $203,000, or 15%, was primarily due to increased bad debt expense at Outlets Mall due to the tenant declaring bankruptcy during February 2004.

          Operating expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $746,000 and $650,000, respectively. The increase of approximately $96,000, or 15%, was primarily due to increased personnel costs.

          Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of ours. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

          Professional and Administrative Expenses

          Professional and administrative expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $158,000 and $116,000, respectively. The increase of approximately $42,000, or 36%, was the result of costs incurred for legal and professional fees.

          Depreciation and Amortization

          Depreciation and amortization for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $2,007,000 and $1,916,000, respectively. The increase of approximately $91,000, or 5%, was not significant and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Interest and Other Income

          Interest and other income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $23,000 and $73,000, respectively. The decrease of approximately $50,000, or 68%, was primarily the result of decreased balances due from affiliate and the notes being paid in their entirety by NTS Financial Partnership on June 30, 2003.

          Interest Expense

          Interest expense for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $5,855,000 and $2,943,000, respectively. The increase of approximately $2,912,000 was primarily a result of prepayment penalties paid by Atrium Center, Anthem Office Center, Blankenbaker Business Center 1B, Blankenbaker Business Center II, Springs Medical Office Center and Springs Office Center due to the early payoff of their mortgage loans and note payable. The increase was partially offset by continued principal payments made by Outlets Mall, Springs Station, Clarke American and Bed, Bath & Beyond and to decreased balances due to affiliate and the notes being paid in their entirety to NTS Financial Partnership on June 30, 2003. The mortgage loans at Outlets Mall and Springs Station were paid in full, prior to their maturity date, without prepayment penalties.

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

Liquidity and Capital Resources

          This section describes our balance sheet and discusses our liquidity and capital commitments. Our most liquid asset was our cash and cash equivalents which consisted of cash and short-term investments, but did not include our cash which was restricted. Our historical cash and cash equivalents as of December 27, 2004 was $255,476. Operating income generated from our properties was the primary source from which we generate cash. Other sources of cash included proceeds from mortgage loans and notes payable. Below is a chart which reflects our cash flow from operating, investing and financing activities for the period ended December 27, 2004 and the year ended December 31, 2003 followed by a comparison of the respective periods.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$3,156,716	$3,591,774
Investing activities	(837,669)	4,977,401
Financing activities	(2,503,620)	(8,560,750)

Net (decrease) increase in cash and equivalents	$(184,573)	$8,425

          Cash Flow from Operating Activities

          Net cash provided by operating activities decreased from approximately $3,592,000 for the year ended December 31, 2003 to approximately $3,157,000 for the period ended December 27, 2004. The decrease was a result of decreased cash provided by results of operations primarily due to increased expenses incurred in relation to the merger with NTS Realty.

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

          Cash Flows from Financing Activities

          Net cash used in financing activities was approximately $2,504,000 for the period ended December 27, 2004. Net cash used in financing activities for the year ended December 31, 2003 was approximately $8,561,000. The change was primarily due to the payoff of certain mortgages as a result of the merger with NTS Realty and was also due to cash payments made in 2003 to affiliates of approximately $6,700,000 on notes payable.

BLANKENBAKER BUSINESS CENTER 1A
RESULTS OF OPERATIONS

          This section describes our results of operations for Blankenbaker Business Center 1A (referred to in this discussion as “we,” “us” or “our”) for the period ended December 27, 2004 and the year ended December 31, 2003. We owned one commercial property. We generated almost all of our net operating income from property operations.

          Net income for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $247,000 and $280,000, respectively. The changes in net income are described in more detail below. The following table includes our selected summarized operating data for the period ended December 27, 2004 and the year ended December 31, 2003. This data should be read in conjunction with our financial statements, including the notes thereto.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Total revenues	$949,011	$949,011
Operating expenses and operating expenses reimbursed to affiliate	175,631	154,472
Depreciation and amortization	296,039	213,040
Total interest expense	107,697	131,736
Net income	247,498	280,014

          During 2004 and 2003, net revenues remained relatively stable. Operating expenses and operating expenses reimbursed to affiliate increased primarily due to increased prepaid leasing commissions amortization as the result of the sole tenant renewing their expiring lease in January 2005. Depreciation and amortization also increased as the result of a change in estimate, by management, of the useful lives of the leasehold improvements of the sole tenant at Blankenbaker Business Center 1A. The leasehold improvements became fully depreciated at December 27, 2004 as the result of the sole tenant renewing their expiring lease in January 2005. Interest expense decreased primarily due to continued principal payments made on the mortgage. The mortgage was repaid in full in December 2004 in relation to the merger with NTS Realty. Our net income decreased primarily as the result of increased operating costs and depreciation and amortization.

          Rental income and tenant reimbursements generated by our property were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Blankenbaker Business Center 1A	$949,011	$949,011

          The occupancy levels at our property were as follows:

	December 27,	December 31,
	2004	2003
Blankenbaker Business Center 1A	100%	100%

          The average occupancy levels at our property were as follows:

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Blankenbaker Business Center 1A	100%	100%

          The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the period ended December 27, 2004 and the year ended December 31, 2003.

          Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $949,000 and $949,000, respectively. There was no change between the year ended December 31, 2003 to the period ended December 27, 2004.

          Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $130,000 and $111,000, respectively. The increase of approximately $19,000, or 17%, was primarily due to an increase in prepaid leasing commissions amortization as the result of the sole tenant renewing their expiring lease in January 2005. The lease commissions were fully amortized as of December 27, 2004. The increase can also be attributed to an increase in income tax expense, partially offset by a decrease in repairs and maintenance expense.

          Operating expenses reimbursed to affiliate for the period ended December 27, 2004 and the year ended December 31, 2003 were approximately $46,000 and $43,000, respectively. The increase of approximately $3,000, or 7%, was not a significant change and was not indicative of any known trend or uncertainty. There were no offsetting material changes.

          Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance and other services necessary to manage and operate our business.

          Depreciation and Amortization

          Depreciation and amortization for the period ended December 27, 2004 and the year ended December 31, 2003 was approximately $296,000 and $213,000, respectively. The increase of approximately $83,000, or 39%, was primarily due to a change in estimate, by management, of the useful lives of the tenant improvements of the sole tenant at Blankenbaker Business Center 1A. The tenant improvements became fully depreciated at December 27, 2004 as the result of the sole tenant renewing its expiring lease in January 2005.

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

Liquidity and Capital Resources

          The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004 and the year ended December 31, 2003.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Operating activities	$951,226	$571,137
Investing activities	(26,379)	(155,022)
Financing activities	(656,433)	(425,093)

Net increase (decrease) in cash and equivalents	$268,414	$(8,978)

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

          Cash Flow from Financing Activities

          Net cash used in financing activities increased from approximately $425,000 for the year ended December 31, 2003 to approximately $656,000 for the period ended December 27, 2004, primarily due to the payoff of the mortgage as a result of the merger with NTS Realty.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our primary market risk exposure with regard to financial instruments is our exposure to changes in interest rates. We refinanced substantially all of our debt at the time of our merger with instruments which bear interest at a fixed rate with the exception of an approximate $14.0 million mortgage. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $7.0 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $138,000 annually.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership:

          We have audited the accompanying balance sheets of NTS Realty Holdings Limited Partnership (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, partners’ equity and cash flows for the years then ended. We have also audited the accompanying statements of operations, partners’ equity and cash flows for the period from January 1, 2004 through December 27, 2004 and for the year ended December 31, 2003 of NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture (collectively, “Predecessors to the Company”). Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Realty Holdings Limited Partnership at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and the results of operations and cash flows for the period from January 1, 2004 through December 27, 2004 and for the year ended December 31, 2003 of NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 27, 2006

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of December 31, 2005 and 2004

	2005	2004
ASSETS:
Cash and equivalents	$5,409,318	$2,573,855
Cash and equivalents - restricted	1,260,937	313,255
Accounts receivable, net of allowance for doubtful accounts of $342,002
at December 31, 2005 and $125,485 at December 31, 2004	2,200,461	1,594,780
Deposits	2,800,000	--
Land, buildings and amenities, net	148,626,244	133,296,746
Long-lived assets held for sale	22,545,123	23,294,192
Other assets	4,966,740	5,474,596

Total assets	$187,808,823	$166,547,424

LIABILITIES:
Mortgages and notes payable	$138,012,832	$112,799,938
Accounts payable and accrued expenses	2,801,960	2,588,663
Accounts payable and accrued expenses due to affiliate	373,138	177,879
Distributions payable	2,276,321	--
Security deposits	794,727	564,315
Long-lived liabilities held for sale	222,575	112,350
Other liabilities	1,277,075	774,294

Total liabilities	145,758,628	117,017,439

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' EQUITY	42,050,195	49,529,985

Total liabilities and partners' equity	$187,808,823	$166,547,424

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Years Ended December 31, 2005 and 2004

	2005	2004
REVENUE:
Rental income	$27,711,557	$--
Tenant reimbursements	2,196,457	--

Total revenue	29,908,014	--

EXPENSES:
Operating expenses	6,724,824	--
Operating expenses reimbursed to affiliate	3,278,271	--
Management fees	1,400,065	--
Property taxes and insurance	2,847,529	--
Professional and administrative expenses	2,757,081	312,027
Professional and administrative expenses reimbursed to affiliate	1,416,818	2,543
Depreciation and amortization	7,812,769	--

Total operating expenses	26,237,357	314,570

OPERATING INCOME (LOSS)	3,670,657	(314,570)

Interest and other income	443,164	2,978
Interest expense	(7,230,978)	(61,689)
Settlement charge	--	(2,896,259)
Loss on disposal of assets	(619,768)	--
Income from investment in joint venture	953,300	--

LOSS FROM CONTINUING OPERATIONS	(2,783,625)	(3,269,540)
Discontinued operations, net	745,238	--
Gain on sale of discontinued operations	270,842	--

NET LOSS	$(1,767,545)	$(3,269,540)

Loss from continuing operations allocated to limited partners	$(2,608,881)	$(3,064,291)
Discontinued operations, net allocated to limited partners	698,455	--
Gain on sale of discontinued operations allocated to limited partners	253,840	--

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(1,656,586)	$(3,064,291)

Loss from continuing operations per limited partnership unit	$(0.25)	$(0.29)
Discontinued operations, net per limited partnership unit	0.07	--
Gain on sale of discontinued operations per limited partnership unit	0.02	--

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.16)	$(0.29)

Number of limited partnership interests	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Period from January 1, 2004 to December 27, 2004

	NTS Properties III	NTS Properties IV	NTS Properties V		NTS Properties VI		NTS Properties VII	NTS Private Group		BBC 1A
REVENUE:
Rental income	$3,456,002	$2,064,585	$3,831,453		$5,893,362		$1,571,552	$8,768,235		$752,787
Tenant reimbursements	355,006	170,362	1,156,227		1,611		--	505,334		196,224

Total revenue	3,811,008	2,234,947	4,987,680		5,894,973		1,571,552	9,273,569		949,011

EXPENSES:
Operating expenses	815,311	439,091	1,293,516		1,419,006		346,078	1,581,528		130,111
Operating expenses reimbursed to
affiliate	332,761	473,634	629,365		951,016		283,481	746,192		45,520
Management fees	181,963	125,242	276,476		306,370		79,390	559,082		56,946
Property taxes and insurance	254,310	174,463	839,609		434,849		128,001	508,716		65,296
Professional and administrative
expenses	384,521	617,953	844,738		1,029,137		358,214	158,374		--
Professional and administrative
expenses reimbursed to affiliate	155,872	166,250	212,127		432,158		142,424	--		--
Depreciation and amortization	1,051,918	488,462	1,323,426		1,817,941		408,391	2,007,353		296,039

Total operating expenses	3,176,656	2,485,095	5,419,257		6,390,477		1,745,979	5,561,245		593,912

OPERATING INCOME (LOSS)	634,352	(250,148)	(431,577)		(495,504)		(174,427)	3,712,324		355,099

Interest and other income	217,175	211,508	374,782		744,164		30,591	22,757		96
Interest expense	(1,104,216)	(552,637)	(2,080,950)		(2,182,973)		(264,931)	(5,855,434)		(107,697)
Loss on disposal of assets	(1,261)	(12,200)	(6,181)		(4,986)		(1,700)	(38,706)		--
(Loss) income from investment in joint
ventures	--	(36,923)	--		--		77,565	--		--

(Loss) income before minority
interest	(253,950)	(640,400)	(2,143,926)		(1,939,299)		(332,902)	(2,159,059)		247,498

Minority interest	--	--	(212,619)		35,561		--	--		--

(Loss) income from continuing
operations	(253,950)	(640,400)	(1,931,307)		(1,974,860)		(332,902)	(2,159,059)		247,498

Discontinued operations, net	--	--	--		(10,569)		--	--		--

NET (LOSS) INCOME	$(253,950)	$(640,400)	$(1,931,30	7)	$(1,985,42	9)	$(332,902)	$(2,159,05	9)	$247,498

Loss from continuing operations
allocated to limited partners	$(204,535)	$(633,996)	$(1,911,99	4)	$(1,955,11	1)	$(329,573)

Discontinued operations, net allocated
to limited partners	--	--	--		(10,464)		--

NET LOSS ALLOCATED TO
LIMITED PARTNERS	$(204,535)	$(633,996)	$(1,911,99	4)	$(1,965,57	5)	$(329,573)

Loss from continuing operations per
limited partnership unit	$(16.27)	$(26.30)	$(62.65)		$(50.27)		$(0.60)

Discontinued operations, net per
limited partnership unit	--	--	--		(0.27)		--

NET LOSS PER LIMITED
PARTNERSHIP UNIT	$(16.27)	$(26.30)	$(62.65)		$(50.54)		$(0.60)

Weighted average number of
limited partnership units	12,570	24,109	30,521		38,889		552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Operations for the Year Ended December 31, 2003

	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI		NTS Properties VII	NTS Private Group	BBC 1A
REVENUE:
Rental income	$3,396,583	$2,412,791	$3,970,342	$5,940,198		$1,637,858	$8,754,844	$752,787
Tenant reimbursements	367,297	180,238	1,110,788	2,743		--	514,590	196,224

Total revenue	3,763,880	2,593,029	5,081,130	5,942,941		1,637,858	9,269,434	949,011

EXPENSES:
Operating expenses	805,930	451,344	1,111,546	1,309,421		359,219	1,378,746	111,379
Operating expenses reimbursed to
affiliate	298,986	373,914	572,350	912,136		264,324	649,846	43,093
Management fees	179,651	145,239	286,176	304,594		82,176	556,157	56,960
Property taxes and insurance	243,499	164,690	831,866	790,282		124,973	485,496	61,593
Professional and administrative
expenses	305,507	390,350	660,897	763,430		277,924	116,016	--
Professional and administrative
expenses reimbursed to affiliate	143,346	146,608	186,979	394,841		131,572	--	--
Depreciation and amortization	1,096,104	509,915	1,242,694	1,780,260		407,690	1,916,497	213,040

Total operating expenses	3,073,023	2,182,060	4,892,508	6,254,964		1,647,878	5,102,758	486,065

OPERATING INCOME (LOSS)	690,857	410,969	188,622	(312,023)		(10,020)	4,166,676	462,946

Interest and other income	17,596	7,894	126,934	125,658		6,707	73,164	317
Interest expense	(433,874)	(263,897)	(977,126)	(2,111,482)		(254,763)	(2,942,574)	(131,736)
Loss on disposal of assets	(6,435)	(16,895)	(5,784)	(98,945)		--	(119,773)	(51,513)
Income from investment in joint
ventures	--	119,295	--	--		87,757	--	--

Income (loss) before minority
interest	268,144	257,366	(667,354)	(2,396,792)		(170,319)	1,177,493	280,014

Minority interest	--	--	(5,090)	35,228		--	--	--

Income (loss) from continuing
operations	268,144	257,366	(662,264)	(2,432,020)		(170,319)	1,177,493	280,014

Discontinued operations, net	--	--	--	924,715		--	--	--

NET INCOME (LOSS)	$268,144	$257,366	$(662,264)	$(1,507,30	5)	$(170,319)	$1,177,493	$280,014

Income (loss) from continuing
operations allocated to limited
partners	$312,826	$254,792	$(655,641)	$(2,407,700)		$(168,616)

Discontinued operations, net allocated
to limited partners	--	--	--	915,468		--

NET INCOME (LOSS)
ALLOCATED TO LIMITED
PARTNERS	$312,826	$254,792	$(655,641)	$(1,492,23	2)	$(168,616)

Income (loss) from continuing
operations per limited partnership
unit	$24.89	$10.57	$(21.48)	$(61.91)		$(0.31)

Discontinued operations, net
per limited partnership unit	--	--	--	23.54		--

NET INCOME (LOSS) PER
LIMITED PARTNERSHIP UNIT	$24.89	$10.57	$(21.48)	$(38.37)		$(0.31)

Weighted average number of
limited partnership units	12,570	24,109	30,521	38,889		552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Cash Flows for the Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,767,545)	$(3,269,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Settlement charge	--	2,896,259
Gain from sale of discontinued operations	(270,842)	--
Loss on disposal of assets	661,823	--
Depreciation and amortization	9,358,242	--
Write-off of loan costs	113,102	--
Changes in assets and liabilities:
Cash and equivalents - restricted	(73,603)	--
Accounts receivable	(616,309)	--
Other assets	(1,307,944)	(182,326)
Accounts payable and accrued expenses	213,297	477,090
Accounts payable and accrued expenses due to affiliate	195,259	386
Distributions declared payable	2,276,321	--
Security deposits	235,229	--
Other liabilities	(1,689,574)	--

Net cash provided by (used in) operating activities	7,327,456	(78,131)

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(6,841,280)	--
Proceeds from sale of discontinued operations	386,157	--
Acquisition of The Lakes Apartments	(15,975,000)	--
Deposits on property acquisitions	(2,800,000)	--
Investment in and note receivable from joint venture	(9,010,224)	--
Proceeds from investment in and note receivable from joint venture	9,010,224	--
Cash and equivalents - restricted	(874,079)	--

Net cash used in investing activities	(26,104,202)	--

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	42,100,000	104,921,350
Principal payments on mortgages and notes payable	(36,289,230)	(950,000)
Advances to refinance predecessors' mortgages and notes payable	--	(89,172,270)
Payoff to refinance mortgages and notes payable	--	(13,563,968)
Repayment of notes payable	(14,986,826)	--
Proceeds from revolving note payable, net	34,388,950	--
Cash contributed via merger	--	2,514,062
Additions to loan costs	(186,203)	(1,097,288)
Distributions paid	(3,414,482)	--

Net cash provided by financing activities	21,612,209	2,651,886

NET INCREASE IN CASH AND EQUIVALENTS	2,835,463	2,573,755

CASH AND EQUIVALENTS, beginning of year	2,573,855	100

CASH AND EQUIVALENTS, end of year	$5,409,318	$2,573,855

Interest paid on a cash basis	$7,235,589	$--

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Cash Flows for the Period from January 1, 2004 to December 27, 2004

	NTS Properties III	NTS Properties IV	NTS Properties V		NTS Properties VI		NTS Properties VII	NTS Private Group		BBC 1A
OPERATING ACTIVITIES:
Net (loss) income	$(253,950)	$(640,400)	$(1,931,30	7)	$(1,985,42	9)	$(332,902)	$(2,159,05	9)	$247,498
Adjustments to reconcile net (loss)
income to net cash provided by (used in)
operating activities:
Provision for doubtful accounts	14,666	3,390	117,824		97,456		12,417	153,854		--
Write-off of uncollectible accounts
receivable	(2,092)	(8,833)	(7,522)		(110,406)		(14,777)	(16,217)		--
Loss on disposal of assets	1,261	12,200	6,181		14,404		1,700	38,706		--
Depreciation and amortization	1,166,345	514,538	1,546,043		2,717,934		411,252	2,279,668		361,383
Write-off of loan costs	47,647	16,336	130,853		261,355		24,449	214,464		1,652
Income (loss) from investment in joint
ventures	--	36,923	--		--		(77,565)	--		--
Minority interest (loss) income	--	--	(212,619)		35,561		--	--		--
Yield maintenance premiums	693,160	327,590	1,005,521		778,458		--	3,011,814		18,419
Changes in assets and liabilities:
Cash and equivalents - restricted	9,233	26,207	340,199		12,294		(525)	70,815		(547)
Accounts receivable	(217,246)	17,680	(171,477)		113,615		5,549	(8,812)		20,749
Other assets	(75,421)	(5,815)	(75,173)		(33,758)		3,700	(215,603)		1,279
Accounts payable and accrued
expenses	(120,351)	136,722	76,701		28,809		(45,410)	(234,145)		(7,403)
Accounts payable and accrued
expenses due to affiliate	15,256	(9,081)	(345,514)		(134,600)		(79,407)	34,521		304,168
Security deposits	5,590	(2,950)	20,060		5,630		--	(29,801)		--
Other liabilities	646	26,663	(36,423)		(135,670)		1,128	16,511		4,028

Net cash provided by (used in)
operating activities	1,284,744	451,170	463,347		1,665,653		(90,391)	3,156,716		951,226

INVESTING ACTIVITIES:
Additions to land, buildings and
amenities	(189,422)	(120,395)	(443,645)		(719,744)		(13,846)	(857,672)		(26,379)
Proceeds from sales of land, buildings
and amenities	--	--	--		--		--	20,003		--
Investment in and advances from
joint ventures	--	132,483	--		--		113,930	--		--
Minority interest	--	--	26,295		(51,086)		--	--		--

Net cash (used in) provided by
investing activities	(189,422)	12,088	(417,350)		(770,830)		100,084	(837,669)		(26,379)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes
payable	--	--	396,653		19,216		--	400,000		--
Principal payments on mortgages and notes
payable	(442,192)	(579,588)	(1,262,240)		(2,216,594)		(160,840)	(2,786,019)		(595,096)
Refinancing / loan payoff	(6,560,005)	(2,928,517)	(13,754,72	6)	(27,532,03	8)	(3,178,177)	(31,318,20	7)	(610,022)
Advance from NTS Realty	6,581,327	2,941,532	14,701,488		29,371,242		3,251,759	31,412,706		912,217
Cash distributions	--	--	--		--		--	(1,114,100)		(363,532)
Cash contributions	--	--	--		--		--	902,000		--
Additions to loan costs	(1,975)	--	(3,116)		--		--	--		--

Net cash (used in) provided by
financing activities	(422,845)	(566,573)	78,059		(358,174)		(87,258)	(2,503,620)		(656,433)

NET INCREASE (DECREASE) IN
CASH AND EQUIVALENTS	672,477	(103,315)	124,056		536,649		(77,565)	(184,573)		268,414

CASH AND EQUIVALENTS,
beginning of period	180,911	298,240	191,321		125,342		263,655	440,049		33,977

CASH AND EQUIVALENTS,
end of period	$853,388	$194,925	$315,377		$661,991		$186,090	$255,476		$302,391

Interest and yield maintenance premiums paid
on a cash basis	$1,074,532	$549,616	$1,972,669		$3,196,545		$249,083	$5,740,666		$98,555

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statements of Cash Flows for the Year Ended December 31, 2003

	NTS Properties III	NTS Properties IV	NTS Properties V	NTS Properties VI		NTS Properties VII	NTS Private Group	BBC 1A
OPERATING ACTIVITIES:
Net income (loss)	$268,144	$257,366	$(662,264)	$(1,507,30	5)	$(170,319)	$1,177,493	$280,014
Adjustments to reconcile net
income (loss) to net cash
provided by operating
activities:
Loss on disposal of assets	6,435	16,895	5,784	103,506		--	119,773	51,513
Depreciation and amortization	1,208,522	553,353	1,459,207	2,672,111		410,811	2,192,063	252,493
Loss from investment in joint ventures	--	(119,295)	--	--		(87,757)	--	--
Minority interest (loss) income	--	--	(5,090)	35,228		--	--	--
Changes in assets and liabilities:
Cash and equivalents - restricted	(3,155)	(20,351)	(289,041)	(8,190)		2,150	134,949	(4,251)
Accounts receivable	(172,790)	(48,020)	(243,834)	(98,745)		(45)	28,734	(16,777)
Other assets	(142,517)	3,487	(250,302)	(4,996)		3,991	(86,591)	4,155
Accounts payable and accrued
expenses	163,477	142,294	456,321	1,114		136,034	34,737	6,282
Accounts payable and accrued
expenses due to affiliate	--	--	294,771	206,789		--	--	--
Security deposits	(13,966)	(2,968)	45,545	12,836		(2,075)	17,259	--
Other liabilities	(64,969)	(11,027)	(12,470)	106,371		(18,338)	(26,643)	(2,292)

Net cash provided by operating
activities	1,249,181	771,734	798,627	1,518,719		274,452	3,591,774	571,137

INVESTING ACTIVITIES:
Additions to land, buildings and
amenities	(469,668)	(118,173)	(847,587)	(724,970)		(200,794)	(1,183,840)	(155,022)
Proceeds from sales of land, buildings
and amenities	--	2,781	3,123	--		797	--	--
Notes receivable from affiliate	--	--	--	--		--	6,161,241	--
Investment in and advances from (to)
joint ventures	--	41,098	--	--		(38,132)	--	--
Minority interest	--	--	(14,073)	(62,831)		--	--	--

Net cash (used in) provided by
investing activities	(469,668)	(74,294)	(858,537)	(787,801)		(238,129)	4,977,401	(155,022)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes
payable	--	--	3,098,101	400,000		--	152,928	--
Principal payments on mortgages and
notes payable	(987,051)	(604,929)	(3,000,679)	(2,064,390)		(155,201)	(3,022,310)	(546,767)
Notes payable to affiliate	--	--	--	--		--	(6,664,748)	--
Cash distributions	--	--	--	--		--	(377,000)	(6,636)
Cash contributions	--	--	--	--		--	1,351,369	128,310
Additions to loan costs	--	--	(81,992)	--		--	(989)	--

Net cash (used in) provided by
financing activities	(987,051)	(604,929)	15,430	(1,664,390)		(155,201)	(8,560,750)	(425,093)

NET (DECREASE) INCREASE IN
CASH AND EQUIVALENTS	(207,538)	92,511	(44,480)	(933,472)		(118,878)	8,425	(8,978)

CASH AND EQUIVALENTS,
beginning of period	388,449	205,729	235,801	1,058,814		382,533	431,624	42,955

CASH AND EQUIVALENTS,
end of period	$180,911	$298,240	$191,321	$125,342		$263,655	$440,049	$33,977

Interest paid on a cash basis	$433,073	$260,306	$920,073	$2,478,435		$252,155	$2,802,304	$126,369

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners’ Equity (1) for the Years Ended December 31, 2005

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS' EQUITY:
Balances of January 1, 2004	--	--	$--	$--	$--

Capital contribution on January 15, 2004	--	--	100	--	100

Net loss	--	--	(205,249)	(3,064,291)	(3,269,540)

Noncash settlement charge	--	--	181,816	2,714,443	2,896,259

Issuance of limited partnership units	714,491	10,667,117	3,132,721	46,770,445	49,903,166

Balances on December 31, 2004	714,491	10,667,117	3,109,388	46,420,597	49,529,985

Termination of minority interest in
Lakeshore/University II Joint Venture	--	--	(1,440)	(20,001)	(21,441)

Net loss	--	--	(110,959)	(1,656,586)	(1,767,545)

Distributions declared	--	--	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2005	714,491	10,667,117	$2,639,743	$39,410,452	$42,050,195

(1)	For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statement of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004 and the Year Ended December 31, 2003

NTS-PROPERTIES III

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS' EQUITY / (DEFICIT):
Balances of January 1, 2003	12,570	$3,790,234	$(376,831)	$3,413,403

Net income (loss)	--	312,826	(44,682)	268,144

Balances on December 31, 2003	12,570	4,103,060	(421,513)	3,681,547

Net loss	--	(204,535)	(49,415)	(253,950)

Merger into NTS Realty	(12,570)	(3,898,525)	470,928	(3,427,597)

Balances on December 27, 2004	--	$--	$--	$--

NTS-PROPERTIES IV

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS' EQUITY / (DEFICIT):
Balances of January 1, 2003	24,109	$4,076,222	$(210,109)	$3,866,113

Net income	--	254,792	2,574	257,366

Balances on December 31, 2003	24,109	4,331,014	(207,535)	4,123,479

Net loss	--	(633,996)	(6,404)	(640,400)

Merger into NTS Realty	(24,109)	(3,697,018)	213,939	(3,483,079)

Balances on December 27, 2004	--	$--	$--	$--

(1)	For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statement of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004 and the Year Ended December 31, 2003

NTS-PROPERTIES V

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS' EQUITY / (DEFICIT):
Balances of January 1, 2003	30,521	$7,106,933	$(112,847)	$6,994,086

Net loss	--	(655,641)	(6,623)	(662,264)

Balances on December 31, 2003	30,521	6,451,292	(119,470)	6,331,822

Net loss	--	(1,911,994)	(19,313)	(1,931,307)

Merger into NTS Realty	(30,521)	(4,539,298)	138,783	(4,400,515)

Balances on December 27, 2004	--	$--	$--	$--

NTS-PROPERTIES VI

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS' EQUITY / (DEFICIT):
Balances of January 1, 2003	38,889	$10,414,072	$(228,838)	$10,185,234

Net loss	--	(1,492,232)	(15,073)	(1,507,305)

Balances on December 31, 2003	38,889	8,921,840	(243,911)	8,677,929

Net loss	--	(1,965,575)	(19,854)	(1,985,429)

Merger into NTS Realty	(38,889)	(6,956,265)	263,765	(6,692,500)

Balances on December 27, 2004	--	$--	$--	$--

(1)	For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statement of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004 and the Year Ended December 31, 2003

NTS-PROPERTIES VII

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS' EQUITY / (DEFICIT):
Balances of January 1, 2003	552,236	$4,876,443	$(56,699)	$4,819,744

Net loss	--	(168,616)	(1,703)	(170,319)

Balances on December 31, 2003	552,236	4,707,827	(58,402)	4,649,425

Net loss	--	(329,573)	(3,329)	(332,902)

Merger into NTS Realty	(552,236)	(4,378,254)	61,731	(4,316,523)

Balances on December 27, 2004	--	$--	$--	$--

NTS PRIVATE GROUP

Partners' Equity/Deficit
Balance of January 1, 2003	$(1,515,006)

Contributions	1,351,369

Net income	1,177,493

Distributions	(871,655)

Balance on December 31, 2003	142,201

Contributions	902,000

Net loss	(2,159,059)

Distributions	(1,114,100)

Balance on December 27, 2004	$(2,228,958)

(1)	For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’
Statement of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004 and the Year Ended December 31, 2003

BLANKENBAKER BUSINESS CENTER 1A

Partners' Equity/Deficit
Balance of January 1, 2003	$1,541,392

Net income	280,014

Distributions	(6,636)

Capital contributions	128,310

Balance on December 31, 2003	1,943,080

Net income	247,498

Distributions	(363,532)

Merger into NTS Realty	(1,827,046)

Balance on December 27, 2004	$--

(1)	For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements

Note 1 - Organization

          NTS Realty Holdings Limited Partnership (“NTS Realty”), was organized in the state of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities. Certain litigation as described in Note - 9 Commitments and Contingencies was settled as a result of the merger. The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger. The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist. Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.

          The Partnerships, NTS Private Group and Blankenbaker Business Center 1A are referred to as NTS Realty’s Predecessors (the “Predecessors”). NTS Realty did not have significant operations until the merger on December 28, 2004. All operations prior to that are for the Predecessors and are reflected as such in the accompanying Statements of Operations. The Predecessors’ operating results were substantially complete as of December 27, 2004 for the calendar year ended December 31, 2004, making the results for the period from January 1, 2004 to December 27, 2004 comparable to the year ended December 31, 2003. No adjustments or reconciliations are necessary for comparability.

          In connection with the merger, we issued 11,381,608 limited partnership units to the former partners of the Partnerships and to ORIG.

          At the time of the merger, we refinanced approximately $94.0 million of debt on the properties contributed by the Partnerships and ORIG with approximately $104.0 million of new debt. Acquisition of the new debt required us to pay the yield maintenance premiums on the refinanced debt, which totaled approximately $5.8 million.

          We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. Following the merger and contribution and as of December 31, 2005, we own twenty-eight properties, comprised of six multifamily properties; eighteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (19) and Lexington (1), Kentucky; Orlando (2) and Fort Lauderdale (3), Florida; Indianapolis (2), Indiana and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 1,570 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

          The terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, one of the Partnerships or their interests in the properties and joint ventures listed below.

Note 2 - Significant Accounting Policies

          A) Basis of Presentation

          The consolidated financial statements of NTS-Properties V and NTS-Properties VI include the accounts of all wholly-owned properties and majority-owned joint ventures. Intercompany transactions and balances have been eliminated.

          Consolidation of Variable Interest Entities

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The primary objectives of these interpretations are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity.

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

          NTS-Properties V and NTS-Properties VI consolidated certain properties that were also owned by affiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. SFAS 150 describes this type of arrangement as a “limited-life subsidiary.” SFAS 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003, the estimated settlement value of these noncontrolling interests for NTS-Properties V and NTS-Properties VI was approximately $3,147,000 and $555,000, respectively. This settlement value is based on estimated third-party consideration paid to the joint venture upon disposition of each property and is net of all other assets and liabilities including any yield maintenance that would have been due on that date had the mortgages encumbering the properties been prepaid on December 31, 2003. The affected joint ventures were merged and ceased to exist at the time of the merger with NTS Realty.

          B) Recent Accounting Pronouncements

          In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the accounting for legal obligations to perform asset retirement activity in which the timing and/or method of settlement are conditional on future events. FIN 47 requires the fair value of such conditional asset retirement obligations to be recorded as incurred, if the fair value of the liability can be reasonably estimated. We adopted the provisions of FIN 47 as of December 31, 2005 and determined that we have no asset retirement obligations that are required to be recognized under FIN 47.

          C) Properties and Joint Ventures

          NTS Realty is a limited partnership organized under the laws of the state of Delaware in 2003. During 2005, NTS Realty acquired the following properties and joint venture interest.

•	The Lakes Apartments, a 230-unit luxury apartment complex in Indianapolis, Indiana.

•	In September 2005, we entered into a joint venture agreement investment with an unaffiliated third-party investor to acquire an approximately $16.0 million mortgage secured by real property and improvements. In December 2005, the joint venture liquidated and we received approximately $953,000 in joint venture income.

          NTS Realty succeeded the predecessor entities ownership of properties following the merger whereby all of the following partnerships and joint ventures were combined into NTS Realty and ceased to exist. NTS Realty now holds all of the properties formerly held by the partnerships and joint ventures.

NTS-PROPERTIES III

          NTS-Properties III was a limited partnership organized under the laws of the state of Georgia on June 24, 1982. The general partner was NTS-Properties Associates, a Georgia limited partnership.

•	NTS Center, an office complex with approximately 116,200 net rentable square feet in Louisville, Kentucky.

•	Plainview Center, an office complex with approximately 96,200 net rentable square feet in Louisville, Kentucky.

•	Peachtree Corporate Center, a business park with approximately 192,000 net rentable square feet in Atlanta, Georgia.

NTS-PROPERTIES IV

          NTS-Properties IV was a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983. The general partner was NTS-Properties Associates IV, a Kentucky limited partnership.

•	Commonwealth Business Center Phase I, a business center with approximately 62,700 net rentable square feet in Louisville, Kentucky.

•	Plainview Point Office Center Phases I and II, an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky.

•	The Willows of Plainview Phase I, a 118-unit luxury apartment community in Louisville, Kentucky.

•	A 9.70% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment community in Louisville, Kentucky.

•	A 3.97% joint venture interest in Golf Brook Apartments, a 195-unit luxury apartment community in Orlando, Florida.

•	A 4.96% joint venture interest in Plainview Point Office Center Phase III, an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.

•	A 29.61% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

•	A 10.92% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I - a business center with approximately 102,300 net rentable square feet in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II - a business center with approximately 96,200 net rentable square feet in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III - a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.

NTS-PROPERTIES V

          NTS-Properties V, a Maryland limited partnership, was a limited partnership organized on April 30, 1984. The general partner was NTS-Properties Associates V, a Kentucky limited partnership.

•	Commonwealth Business Center Phase II, a business center with approximately 65,900 net rentable square feet in Louisville, Kentucky.

•	A 90.30% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky.

•	An 81.19% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

•	Lakeshore Business Center Phase I - a business center with approximately 102,300 net rentable square feet in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase II - a business center with approximately 96,200 net rentable square feet in Fort Lauderdale, Florida.

•	Lakeshore Business Center Phase III - a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.

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

•	Anthem Office Center, an office building with approximately 93,300 net rentable square feet in Louisville, Kentucky.

•	Atrium Center, an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky.

•	Blankenbaker Business Center 1B, a business center with approximately 60,000 net rentable square feet in Louisville, Kentucky.

•	Blankenbaker Business Center II, a business center with approximately 77,700 net rentable square feet in Louisville, Kentucky.

•	Clarke American, a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.

•	Outlets Mall, a retail center with approximately 162,600 net rentable square feet in Louisville, Kentucky.

•	Sears Office Building, an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.

•	Springs Medical Office Center, an office center with approximately 98,100 net rentable square feet in Louisville, Kentucky.

•	Springs Office Center, an office center with approximately 125,900 net rentable square feet in Louisville, Kentucky.

•	Bed, Bath & Beyond, a retail company with approximately 35,000 net rentable square feet in Louisville, Kentucky.

•	Springs Station, a retail center with approximately 12,000 net rentable square feet in Louisville, Kentucky.

•	ITT Parking Lot, a ground lease relating to a 120-space parking lot in Louisville, Kentucky.

BLANKENBAKER BUSINESS CENTER 1A

•	Blankenbaker Business Center Joint Venture owned Blankenbaker Business Center 1A, a business center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

          D) Tax Status

          We and all of our predecessors are or were treated as partnerships or pass-through entities for federal income tax purposes with the exception of one property in NTS Private Group which was owned by an individual. As such, no provisions for income taxes were made. The taxable income or loss was passed through to the holders of the partnership units or individual owner for inclusion on their individual income tax returns.

          A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

NTS-REALTY

Year Ended December 31,
2005
Net loss	$(1,767,545)
Items handled differently for tax purposes:
Depreciation and amortization	3,112,414
Prepaid rent and other capitalized costs	(150,787)
Loss on disposal of assets	(24,788)
Allowance for doubtful accounts	216,519
Acquisition costs	96,085
Other	220,880

Taxable income	$1,702,778

NTS-PROPERTIES III

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net (loss) income	$(253,950)	$268,144
Items handled differently for tax purposes:
Depreciation and amortization	416,078	335,800
Prepaid rent and other capitalized costs	(133,545)	(247,562)
Loss on disposal of assets	(42,775)	(45,580)
Allowance for doubtful accounts	12,574	828
Merger costs	232,691	101,565
Other	(10,924)	7,634

Taxable income	$220,149	$420,829

NTS-PROPERTIES IV

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net (loss) income	$(640,400)	$257,366
Items handled differently for tax purposes:
Depreciation and amortization	335,842	300,674
Rental income	31,374	(5,359)
Merger costs	444,677	184,679
Other	(17,835)	(110,555)

Taxable income	$153,658	$626,805

NTS-PROPERTIES V

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net loss	$(1,931,307)	$(662,264)
Items handled differently for tax purposes:
Depreciation and amortization	54,529	19,905
Rental income	(9,050)	(24,313)
Merger costs	559,085	236,455
Other	1,267	(219,184)

Taxable loss	$(1,325,476)	$(649,401)

NTS-PROPERTIES VI

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net loss	$(1,985,429)	$(1,507,305)
Items handled differently for tax purposes:
Depreciation and amortization	14,337	6,491
Loss on disposal of assets	(63,918)	(100,037)
Prepaid rent and other capitalized costs	40,223	25,379
Bad debt allowance	(12,637)	5,141
Merger costs	715,540	302,746
Other	3,416	4,206

Taxable loss	$(1,288,468)	$(1,263,379)

NTS-PROPERTIES VII

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net loss	$(332,902)	$(170,319)
Items handled differently for tax purposes:
Depreciation and amortization	59,190	5,085
Prepaid rent and other capitalized costs	3,435	(22,335)
Bad debt allowance	(2,360)	(4,148)
Gain (loss) on disposal of assets	612	(100,231)
Merger costs	204,199	83,927
Accrued expenses	--	476
Nondeductible expenses	299	393

Taxable loss	$(67,527)	$(207,152)

NTS PRIVATE GROUP

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net (loss) income	$(2,159,059)	$1,177,493
Items handled differently for tax purposes:
Depreciation and amortization	18,333	(1,472,625)
Section 743 adjustments	(110,130)	(109,236)
Prepaid rent and other capitalized costs	(19,464)	11,072
Allowance for doubtful accounts	138,963	4,240
Accrued expenses	--	3,581
Other	476	1,592

Taxable loss	$(2,130,881)	$(383,883)

BLANKENBAKER BUSINESS CENTER 1A

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Net income	$247,498	$280,014
Items handled differently for tax purposes:
Depreciation and amortization	52,819	(16,553)
Loss on disposal of assets	--	(2,050)
Other	31	143

Taxable income	$300,348	$261,554

          E) Use of Estimates in the Preparation of Financial Statements

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

          F) Reclassifications of 2004 and 2003 Financial Statements

          Certain reclassifications have been made to the December 31, 2004 and 2003 financial statements to conform with December 31, 2005 classifications. These reclassifications have no effect on previously reported operating results or partners’ equity.

          G) Cash and Equivalents

          Cash and equivalents include cash on hand and short-term, highly liquid investment with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

          H) Cash and Equivalents - Restricted

          Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

          I) Deposits

          We have included our earnest money deposits separately on our balance sheet pending the closing of certain property acquisitions.

          J) Basis of Property and Depreciation

          Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. The aggregate cost of our properties for federal tax purposes is approximately $128,845,000 at December 31, 2005.

          Depreciation expense for the year ended December 31, 2005, the period ended December 27, 2004 and the year ended December 31, 2003 was as follows:

	Year Ended December 31,	Period Ended December 27,	Year Ended December 31,
	2005	2004	2003
NTS Realty	$6,497,048	$--	$--
NTS-Properties III	--	1,030,425	1,075,611
NTS-Properties IV	--	488,462	509,915
NTS-Properties V	--	1,323,426	1,242,694
NTS-Properties VI	--	1,817,305	1,780,261
NTS-Properties VII	--	408,391	407,690
NTS Private Group	--	1,893,890	1,821,879
Blankenbaker Business Center 1A	--	296,039	213,040

	$6,497,048	$7,257,938	$7,051,090

          Depreciation expense included in discontinued operations was $504,156, $845,673 and $839,875 for the year ended December 31, 2005, the period ended December 27, 2004 and the year ended December 31, 2003, respectively.

          SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard for the year ended December 31, 2005, for the period ended December 27, 2004, and for the years ended December 31, 2004 and 2003, did not result in an impairment loss.

          K) Accounts Payable Due to Affiliate

          Accounts payable due to affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses.

          L) Revenue Recognition

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

          We recognize revenue in accordance with each tenant’s lease agreement. Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the initial lease term. Accrued income from these leases in accounts receivable was $1,808,638 and $1,247,703 at December 31, 2005 and 2004, respectively. All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

          We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

          M) Advertising

          We expense advertising costs as incurred. Advertising expense was immaterial to us during 2005, 2004 and 2003.

          N) Distribution Policy

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

          “Net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter. We will establish these reserves for, among other things, working capital or capital improvement needs. Therefore, there is no assurance that we will have net cash flow from operations from which to pay distributions in the future. For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures. Because net cash flow from operations is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any net cash flow from operations from which to pay distributions.

          O) Statements of Cash Flows

          For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

Note 3 - Purchase Method Accounting and Proforma Balance Sheet and Results of Operations

          The merger and property acquisition were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” NTS Realty was treated as the purchasing entity. For the merger, a portion of each partnership’s assets and liabilities was adjusted to reflect their fair market value. That portion owned by affiliates of the general partner of the Partnerships was reflected at net book value at the merger date. The assets and liabilities contributed through ORIG by NTS Private Group were accounted for as an exchange of partnership units (equivalent to shares) among entities under common control. Accordingly, the portion of the assets and liabilities representing Mr. Nichols’ ownership interest in each of the respective entities comprising NTS Private Group were carried over at net book value at the merger date. The remaining portion of assets and liabilities contributed by and through ORIG were adjusted to reflect their fair market value at the date of the merger. We allocated the purchase price for each property to net tangible and identified intangible assets acquired based on their fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. No customer relationship intangibles exist. The carrying value of mortgages and notes payable approximated fair market value. We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

          Presented below is the balance sheet at December 28, 2004 after giving effect to the purchase accounting, refinancing and exchange of units as discussed above:

ASSETS:
Cash and equivalents	$3,523,855
Cash and equivalents - restricted	313,255
Accounts receivable, net	1,609,802
Land, buildings and amenities, net	156,243,048
Other assets	5,807,464

Total assets	$167,497,424

LIABILITIES AND PARTNERS' EQUITY:
Mortgages and notes payable	$113,749,938
Accounts payable and accrued expenses	2,588,663
Accounts payable and accrued expenses due to affiliate	177,879
Security deposits	676,665
Other liabilities	774,294

Total liabilities	117,967,439

PARTNERS' EQUITY	49,529,985

Total liabilities and partners' equity	$167,497,424

          Presented below is proforma condensed unaudited operating results for the years ended December 31, 2004 and 2003 as if the merger was completed on January 1, 2003:

	(Unaudited)
	Years Ended December 31,
	2004	2003
Total revenues	$34,269,118	$34,404,331
Total operating expenses	32,697,133	31,059,947

Operating income	1,571,985	3,344,384

Interest and other income	1,605,440	364,683
Interest expense	(13,444,753)	(7,568,831)
Loss of disposal of assets	(74,452)	(303,906)
Settlement charge	--	(2,896,259)

Net loss	$(10,341,780)	$(7,059,929)

Net loss allocated to limited partners	$(9,692,564)	$(6,616,735)

Net loss per limited partnership unit	$(0.91)	$(0.62)

Number of limited partnership units	10,667,117	10,667,117

Ratio of earnings to fixed charges	0.23	0.07

          Intangibles

          We have recorded intangible assets for above and below market leases and origination cost of acquired in place leases in connection with our merger and subsequent property acquisitions as of December 31, 2005 totaling approximately $385,000 and $2,142,000, respectively. Cumulative amortization at December 31, 2005 totals approximately $46,000 and $1,327,000, respectively. For the year ended December 31, 2005, the $46,000 amortization of above and below market leases reduced rental income while the $1,327,000 amortization of origination cost of acquired in place leases was included in amortization expense.

          The following is an approximate schedule of estimated amortization remaining at December 31, 2005:

For the Years Ended December 31,	Above/Below Market Leases	Acquired In Place Lease Cost
2006	$86,000	$370,000
2007	75,000	179,000
2008	58,000	117,000
2009	53,000	62,000
2010	45,000	35,000
Thereafter	22,000	51,000

	$339,000	$814,000

Note 4 - Concentration of Credit Risk

          We own and operate multifamily, commercial, retail properties and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale and Orlando, Florida, Indianapolis, Indiana and Atlanta, Georgia.

          Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 5 - Land, Buildings and Amenities

          NTS Realty

          The following schedule provides an analysis of our investment in property held for lease as of December 31:

	2005	2004
Land and improvements	$38,018,181	$35,463,731
Buildings and improvements	114,642,490	97,145,927
Amenities	2,429,066	687,088

	155,089,737	133,296,746

Less accumulated depreciation	6,463,493	--

	$148,626,244	$133,296,746

Note 6 - Mortgages and Notes Payable

          Mortgages and notes payable as of December 31 consist of the following:

	2005	2004
Note payable to a bank with interest payable in monthly installments, at a variable rate based on LIBOR one-month rate plus 1.75%, due June
28, 2005. Refinanced in March 2005, as discussed below	$--	$14,971,350

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by
certain land and buildings, with a carrying value of $28,027,943	29,543,665	--

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently
6.791%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,719,846. The mortgage is guaranteed by
Mr. Nichols (75%) and Mr. Lavin (25%)	13,758,000	14,000,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by land
and buildings, with a carrying value of $72,861,461	74,154,709	75,000,000

Revolving note payable to a bank for $20.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on
LIBOR plus 1.75%, currently 6.12%, due August 24, 2006	--	--

Mortgage payable to a bank in monthly installments, bearing interest at
9.00%, maturing August 1, 2010, secured by certain land and a building,
with a carrying value of $2,929,761	2,720,522	2,806,142

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by
certain land and a building, with a carrying value of $2,529,794	2,920,614	3,101,366

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, buildings and amenities, with a carrying value of
$2,767,248	2,815,322	2,905,604

Mortgage payable to a bank in monthly installments, bearing interest at
5.11%, maturing December 1, 2014, secured by certain land and
buildings, with a carrying value of $15,647,683	12,100,000	--

Note payable to a finance company in monthly installments, bearing interest at 8.50%, due July 15, 2006, secured by equipment. The note
was paid in full in January 2005	--	15,476

	$138,012,832	$112,799,938

          Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2005 was approximately $129,471,000.

          The note payable to a bank was paid from the proceeds of a $30 million mortgage payable to an insurance company in March 2005. The mortgage payable bears interest at a fixed rate of 5.07%, maturing on March 15, 2015 and is secured by certain land and buildings, with a carrying value of $28,027,943.

          Our mortgages may be prepaid but are generally subject to a yield-maintenance premium. Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values. We complied with all covenants and requirements at December 31, 2005.

          Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2006	$2,431,144
2007	2,567,591
2008	15,677,262
2009	2,603,875
2010	7,156,291
Thereafter	107,576,669

$138,012,832

Note 7 - Rental Income

          NTS Realty

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2005:

For the Years Ended December 31,	Amount
2006	$15,990,752
2007	13,579,889
2008	10,777,208
2009	8,443,190
2010	6,924,748
Thereafter	72,810,630

$128,526,417

Note 8 - Related Party Transactions

NTS-REALTY

          NTS Realty is externally managed under an agreement with NTS Development Company, an affiliate of NTS Realty’s general partner. NTS Development Company is paid a management fee pursuant to the terms of an agreement entered into with NTS Development Company. NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

          Employee costs are allocated amongst NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple entities. Each employee’s services which are dedicated to a particular entity’s operations are allocated as a percentage of each employee’s costs to that entity. We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the year ended December 31, 2005. These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities. Certain of these items are included in our results of discontinued operations.

Year Ended December 31,
2005
Property management fees	$1,670,460

Operating expenses reimbursement - Property	2,535,348
Operating expenses reimbursement - Leasing	213,894
Operating expenses reimbursement - Administrative	1,179,996
Operating expenses reimbursement - Other	92,705

Total operating expenses reimbursed to affiliate	4,021,943

Professional and administrative expenses reimbursed to affiliate	1,416,818

Related party transactions capitalized	--

Total related party transactions	$7,109,221

          Property, leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

          During the year ended December 31, 2005, we were charged approximately $64,000 for property maintenance fees from affiliates of NTS Development Company.

          NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot. We received rental payments of approximately $295,000 from NTS Development Company during the year ended December 31, 2005. The average per square foot rental rate for similar space in NTS Center as of December 31, 2005 was $14.14 per square foot.

          NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot. We received rental payments of approximately $8,800 from NTS Development Company during the year ended December 31, 2005. The average per square foot rental rate for similar space as of December 31, 2005 was $5.50 per square foot.

          Pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner have undertaken a review of the terms of our existing management agreement with NTS Development. In addition, the independent directors engaged a nationally recognized real estate expert to assist them in their review. Although the review of the management agreement has not yet been completed, we anticipate that we and NTS Development will enter into an amended and restated management agreement in the near future. We also anticipate that the terms of the amended and restated management agreement will be effective as of December 29, 2005.

NTS-PROPERTIES III

          Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, received property management fees. The fees were paid in an amount equal to 5% of the gross receipts from our properties. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of the costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$181,963	$179,651

Operating expenses reimbursement - Property	211,682	191,010
Operating expenses reimbursement - Leasing	45,047	56,563
Operating expenses reimbursement - Administrative	66,498	43,603
Operating expenses reimbursement - Other	9,534	7,810

Total operating expenses reimbursed to affiliate	332,761	298,986

Professional and administrative expenses reimbursed to affiliate	155,872	143,346

Repairs and maintenance	9,093	24,859
Leasing commissions	6,414	9,382

Related party transactions capitalized	15,507	34,241

Total related party transactions	$686,103	$656,224

          During the period ended December 27, 2004 and the year ended December 31, 2003, we were charged $7,313 and $7,952, respectively, for property maintenance fees from an affiliate of NTS Development Company.

          During 2004 and 2003, NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot. We received approximately $295,000, or 8%, of total rental income from NTS Development Company during 2004 and 2003.

NTS-PROPERTIES IV

          Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003

Property management fees	$125,242	$145,239

Operating expenses reimbursement - Property	296,208	239,620
Operating expenses reimbursement - Leasing	60,011	57,382
Operating expenses reimbursement - Administrative	106,740	74,484
Operating expenses reimbursement - Other	10,675	2,428

Total operating expenses reimbursed to affiliate	473,634	373,914

Professional and administrative expenses reimbursed to affiliate	166,250	146,608

Repairs and maintenance	3,889	7,444
Leasing commissions	17,069	925

Related party transactions capitalized	20,958	8,369

Total related party transactions	$786,084	674,130

          During 2004 and 2003, NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received $8,822 in rental payments from NTS Development Company during 2004 and 2003.

NTS-PROPERTIES V

          Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, received property management fees on a monthly basis. The fees were paid in an amount equal to 5% of the gross receipts from the multifamily property and 6% of the gross receipts from the commercial properties. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts from NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$276,476	$286,176

Operating expenses reimbursement - Property	443,260	391,933
Operating expenses reimbursement - Leasing	47,783	74,119
Operating expenses reimbursement - Administrative	130,116	105,386
Operating expenses reimbursement - Other	8,206	912

Total operating expenses reimbursed to affiliate	629,365	572,350

Professional and administrative expenses reimbursed to affiliate	212,127	186,979

Repairs and maintenance	16,920	6,251
Leasing commissions	567	6,341

Related party transactions capitalized	17,487	12,592

Total related party transactions	$1,135,455	$1,058,097

NTS-PROPERTIES VI

          Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, received property management fees on a monthly basis. The fees were equal to 5% and 6% of the gross revenues from the multifamily communities and the commercial property, respectively. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities. Certain of these items are included in our results of discontinued operations.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$549,901	$548,558

Operating expenses reimbursement - Property	1,061,364	1,035,840
Operating expenses reimbursement - Leasing	140,561	156,094
Operating expenses reimbursement - Administrative	390,518	297,022
Operating expenses reimbursement - Other	29,306	12,000

Total operating expenses reimbursed to affiliate	1,621,749	1,500,956

Professional and administrative expenses reimbursed to affiliate	432,158	394,841

Repairs and maintenance	32,063	37,347
Leasing commissions	10,990	13,938

Related party transactions capitalized	43,053	51,285

Total related party transactions	$2,646,861	$2,495,640

          During the period ended December 27, 2004 and the year ended December 31, 2003, we were charged $28,025 and $29,643, respectively, for property maintenance fees from an affiliate of NTS Development Company.

NTS-PROPERTIES VII

          Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, received property management fees on a monthly basis. The fees were equal to 5% of the gross revenues from our multifamily communities. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$79,390	$82,176

Operating expenses reimbursement - Property	167,206	155,314
Operating expenses reimbursement - Leasing	25,141	27,627
Operating expenses reimbursement - Administrative	88,408	75,108
Operating expenses reimbursement - Other	2,726	6,275

Total operating expenses reimbursed to affiliate	283,481	264,324

Professional and administrative expenses reimbursed to affiliate	142,424	131,572

Repairs and maintenance	--	11,186

Total related party transactions	$505,295	$489,258

NTS PRIVATE GROUP

          NTS Development Company, an affiliate of ours, received property management fees on a monthly basis. The fees were equal to 6% of the gross revenues from commercial and retail properties and $100 monthly for each commercial land lease. Also pursuant to an agreement, NTS Development Company received a repair and maintenance fee equal to 5% of costs incurred which related to capital improvements and major repair and renovation projects. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          We were charged the following amounts by NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$559,082	$556,157

Operating expenses reimbursement - Property	474,749	410,144
Operating expenses reimbursement - Leasing	80,305	107,036
Operating expenses reimbursement - Administrative	171,943	121,321
Operating expenses reimbursement - Other	19,195	11,345

Total operating expenses reimbursed to affiliate	746,192	649,846

Professional and administrative expenses reimbursed to affiliate	--	--

Repairs and maintenance	43,468	73,669
Leasing commissions	30,152	57,015
Construction management	--	5,001

Related party transactions capitalized	73,620	135,685

Total related party transactions	$1,378,894	$1,341,688

          During the period ended December 27, 2004 and the year ended December 31, 2003, we were charged $33,807 and $23,660, respectively, for property maintenance fees from an affiliate of NTS Development Company.

BLANKENBAKER BUSINESS CENTER 1A

          Pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Development Company, an affiliate of the general partners of the partnerships, received property management fees on a monthly basis. The fees were equal to 6% of the gross revenues from the partnerships’ commercial property. Also permitted by an agreement, NTS Development Company received a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. These repair and maintenance fees were capitalized as part of land, buildings and amenities.

          The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004 and the year ended December 31, 2003. These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

	Period Ended December 27,	Year Ended December 31,
	2004	2003
Property management fees	$56,946	$56,960

Operating expenses reimbursement - Property	32,239	28,873
Operating expenses reimbursement - Leasing	--	1,657
Operating expenses reimbursement - Administrative	12,264	11,700
Operating expenses reimbursement - Other	1,017	863

Total operating expenses reimbursed to affiliate	45,520	43,093

Repairs and maintenance	--	7,817

Total related party transactions	$102,466	$107,870

Note 9 - Commitments and Contingencies

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

          On June 11, 2004, several class members who objected to the settlement agreement but whose objections were overruled by the Superior Court, filed an appeal in the Court of Appeal of the State of California, First Appellate District. On July 28, 2005, the Court of Appeal issued its decision affirming the Superior Court’s approval of the settlement, and rejecting the objectors’ arguments. On October 5, 2005, the Court of Appeal of the State of California, First Appellate District entered a Remittitur Order stating that the time for appeal had expired and that the judgment of the Appellate Court was final. This effectively concludes the litigation. The matter was then sent back to the Superior Court of the State of California for the County of Contra Costa in order to conduct proceedings to effectuate the settlement.

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

          On July 7, 2005, two of the plaintiffs in the Kentucky Litigation voluntarily dismissed their claims against the defendants. The Former General Partners believe that these dismissals affect the value and scope of plaintiffs’ claims. Accordingly, defendants remanded the hearing on the motion to dismiss originally scheduled for July 15, 2005, in order to properly advise the Court of the effect of the voluntary dismissals. A hearing on the motion to dismiss has been rescheduled for September 29, 2006.

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

          Merger/Settlement Charge

          NTS Realty was formed as part of a class action settlement where its affiliate and limited partner ORIG admitted a “qualified settlement trust” as a special member of ORIG. This special member interest was created for the benefit of the class members in the litigation who are former limited partners who sold their limited partnership interests to ORIG, its affiliates or the Partnerships either as part of tender offers, other repurchase programs or otherwise. Under the terms of ORIG’s operating agreement, all of the economic and other rights associated with up to 620,000 Units owned by ORIG have been designated for the benefit of the qualified settlement trust. ORIG owns the Units, but all of the rights associated with the Units inures to the qualified settlement trust. Plaintiffs’ counsel, or his designee, will have the right, acting as a representative of these former limited partners, to cause ORIG to vote these designated Units pursuant to his direction. The amount of Units was determined based on the $6.2 million noncash amount of the $6.85 million settlement amount agreed upon by the general partners and plaintiffs’ counsel. Therefore, if each Unit is valued at $10.00, then the economic and other rights associated with 620,000 Units will be needed to satisfy the settlement amount. The final amount of the settlement, however, is based on the aggregate amount of valid claims filed by the former limited partners in the class of plaintiffs. If claims are not made for the full $6.2 million settlement amount, ORIG will designate the economic and other rights to fewer Units for the benefit of the qualified settlement trust to satisfy the claims. We refer to these designated Units as the “Class Units.” Under the terms of the settlement agreement governing the qualified settlement trust, Mr. Nichols, his spouse and Mr. Lavin are jointly obligated, for a period of two years ending December 28, 2007, to repurchase from the qualified settlement trust, using 75% of the distributions that ORIG receives in respect of the Units owned by ORIG which otherwise would have gone to Mr. Nichols, his spouse or Mr. Lavin, the economic and other rights associated with the number of Class Units calculated under the formula described below. Each payment results in the redesignation of rights associated with the number of Class Units equal to the amount of the distribution divided by 115% of the “fair market value” of the Units. As a result of each payment, the number of Class Units designated for the benefit of the qualified settlement trust will decrease until the economic and other rights associated with all of the Class Units are ultimately redesignated for the benefit of Mr. Nichols, his spouse, and/or Mr. Lavin within two years of when we begin making distributions. If any Class Units remain at the end of this two-year period, Mr. Nichols, his spouse and Mr. Lavin must make a final payment to the qualified settlement trust that is sufficient to redesignate any remaining Class Units. For these purposes, fair market value will be equal to the average closing price of the Units on the American Stock Exchange for the thirty-day period prior to the date of the redesignation. Our Statement of Operations includes a noncash charge in 2004 for our estimate related to the settlement with a corresponding credit to Partners’ Equity immediately following the completion of the merger. The noncash charge was approximately $2.9 million. Our earnings in 2004 were negatively impacted by this noncash charge. However, there was no effect on our future liquidity because Mr. Nichols, his spouse and Mr. Lavin must make the payments to the qualified settlement trust to redesignate the Class Units as set forth above.

Note 10 - Segment Reporting

NTS REALTY

          Our reportable operating segments include - Multifamily, Commercial, Retail and Land Real Estate Operations. The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. We evaluate performance based on stand-alone operating segment net income or loss. Expenses at the Partnership level are represented in the nonsegment column.

	Year Ended December 31, 2005
	Multifamily	Commercial	Retail	Land	Nonsegment	Total
Rental income	$9,920,850	$16,702,953	$1,368,658	$36,169	$(317,073)	$27,711,557
Tenant reimbursements	--	2,121,081	75,376	--	--	2,196,457

Total revenue	9,920,850	18,824,034	1,444,034	36,169	(317,073)	29,908,014

Operating expenses and operating
expenses reimbursed to affiliate	4,108,573	5,781,996	111,985	541	--	10,003,095
Management fees	492,428	858,018	49,619	--	--	1,400,065
Property taxes and insurance	1,016,390	1,608,583	38,088	1,628	182,840	2,847,529
Professional and administrative expenses
and professional and administrative
expenses reimbursed to affiliate	--	--	--	--	4,173,899	4,173,899
Depreciation and amortization	2,754,807	4,772,982	282,373	2,607	--	7,812,769

Total operating expenses	8,372,198	13,021,579	482,065	4,776	4,356,739	26,237,357

Operating income (loss)	1,548,652	5,802,455	961,969	31,393	(4,673,812)	3,670,657

Interest and other income	8,043	82,292	89	--	352,740	443,164
Interest expense	(2,054,790)	(3,578,762)	(387,299)	--	(1,210,127)	(7,230,978)
Loss on disposal of assets	(152,906)	(277,311)	(189,551)	--	--	(619,768)
Income from investment in joint venture	--	--	--	--	953,300	953,300

(Loss) income from continuing
operations	(651,001)	2,028,674	385,208	31,393	(4,577,899)	(2,783,625)
Discontinued operations, net	745,238	--	--	--	--	745,238
Gain on sale of discontinued operations	--	--	270,842	--	--	270,842

Net income (loss)	$94,237	$2,028,674	$656,050	$31,393	$(4,577,899)	$(1,767,545)

Land, buildings and amenities, net	$66,005,519	$74,507,941	$7,953,858	$158,926	$--	$148,626,244

Expenditures for land, buildings
and amenities	$17,118,247	$5,240,384	$306,531	$--	$--	$22,665,162

Segment liabilities from continuing
operations, net	$13,448,188	$8,078,766	$2,775,046	$--	$121,084,941	$145,386,941
Segment liabilities from discontinued
operations, net	371,687	--	--	--	--	371,687

Segment liabilities	$13,819,875	$8,078,766	$2,775,046	$--	$121,084,941	$145,758,628

NTS-PROPERTIES III

          Our reportable operating segments included only one segment - Commercial Real Estate Operations.

NTS-PROPERTIES IV

          Our reportable operating segments included - Multifamily and Commercial Real Estate Operations. The multifamily operations represented our ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase I. The commercial operations represented our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase I and Plainview Point Office Center Phases I and II.

          The financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which our management internally reported financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income or loss.

          Certain items such as professional and administrative expenses and joint venture income or loss incurred at the Partnership level were not allocated to the operating segments.

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$1,049,296	$1,015,289	$2,064,585
Tenant reimbursements	--	170,362	170,362

Total revenue	1,049,296	1,185,651	2,234,947

Operating expenses and operating expenses reimbursed to
affiliate	476,779	435,946	912,725
Management fees	53,238	72,004	125,242
Property taxes and insurance	91,069	83,225	174,294
Depreciation and amortization	205,319	279,780	485,099

Total operating expenses	826,405	870,955	1,697,360

Operating income	222,891	314,696	537,587

Interest and other income	1,116	6,055	7,171
Interest expense	(536,784)	(15,853)	(552,637)
Loss on disposal of assets	(6,592)	(5,608)	(12,200)

Net (loss) income	$(319,369)	$299,290	$(20,079)

	Year Ended December 31, 2003
	Multifamily	Commercial	Total
Rental income	$1,139,765	$1,273,026	$2,412,791
Tenant reimbursements	--	180,238	180,238

Total revenue	1,139,765	1,453,264	2,593,029

Operating expenses and operating expenses reimbursed to
affiliate	412,907	412,351	825,258
Management fees	56,764	88,475	145,239
Property taxes and insurance	87,532	77,112	164,644
Depreciation and amortization	205,406	298,393	503,799

Total operating expenses	762,609	876,331	1,638,940

Operating income	377,156	576,933	954,089

Interest and other income	237	4,758	4,995
Interest expense	(211,536)	(52,361)	(263,897)
Loss on disposal of assets	--	(16,895)	(16,895)

Net income	$165,857	$512,435	$678,292

Land, buildings and amenities, net	$3,082,611	$2,761,920	$5,844,531

Expenditures for land, buildings and amenities	$12,690	$105,483	$118,173

Segment liabilities4	$2,909,359	$459,125	$3,368,484

          A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	Period Ended December 27,		Year Ended December 31,
	2004		2003
PROPERTY TAXES AND INSURANCE
Property taxes and insurance for reportable segments		$174,294	$164,644
Property taxes and insurance for Partnership		169	46

Total property taxes and insurance		$174,463	$164,690

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments		$485,099	$503,799
Depreciation and amortization for Partnership		3,363	6,116

Total depreciation and amortization		$488,462	$509,915

INTEREST AND OTHER INCOME
Interest and other income for reportable segments		$7,171	$4,995
Interest and other income for Partnership		204,337	2,899

Total interest and other income		$211,508	$7,894

NET (LOSS) INCOME
Net (loss) income for reportable segments		$(20,079)	$678,292
Net loss for Partnership (1)		(620,321)	(420,926)

Total net (loss) income		$(640,400)	$257,366

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$	N/A	$5,844,531
Land, building and amenities for Partnership		N/A	2,690

Total land, buildings and amenities	$	N/A	$5,847,221

LIABILITIES
Liabilities for reportable segments	$	N/A	$3,368,484
Liabilities for Partnership		N/A	163,056

Total liabilities	$	N/A	$3,531,540

(1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership and also included any joint venture income or loss recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs included the tax and public company reporting and compliance costs associated with a public limited partnership.

NTS-PROPERTIES V

          Our reportable operating segments included - Multifamily and Commercial Real Estate Operations. The multifamily operations represented our ownership and operating results relative to a multifamily community known as The Willows of Plainview Phase II. The commercial operations represented our ownership and operating results relative to suburban commercial office space known as Commonwealth Business Center Phase II and Lakeshore Business Center Phases I, II and III.

          The financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which our management internally reported financial information for the purposes of assisting in making internal operating decisions. Our management evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, interest and other income, depreciation, interest expense and minority interest income or loss recorded at the Partnership level were not allocated to the segments.

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$1,111,361	$2,720,092	$3,831,453
Tenant reimbursements	--	1,156,227	1,156,227

Total revenue	1,111,361	3,876,319	4,987,680

Operating expenses and operating expenses reimbursed to
affiliate	531,975	1,390,906	1,922,881
Management fees	57,043	219,433	276,476
Property taxes and insurance	102,880	736,494	839,374
Depreciation and amortization	258,567	1,049,785	1,308,352

Total operating expenses	950,465	3,396,618	4,347,083

Operating income	160,896	479,701	640,597

Interest and other income	721	26,556	27,277
Interest expense	(704,842)	(1,282,782)	(1,987,624)
Loss on disposal of assets	(5,698)	(483)	(6,181)

Net loss	$(548,923)	$(777,008)	$(1,325,931)

	Year Ended December 31, 2003
	Multifamily	Commercial	Total
Rental income	$1,232,075	$2,738,267	$3,970,342
Tenant reimbursements	--	1,110,788	1,110,788

Total revenue	1,232,075	3,849,055	5,081,130

Operating expenses and operating expenses reimbursed to
affiliate	463,294	1,220,602	1,683,896
Management fees	61,971	224,205	286,176
Property taxes and insurance	97,961	733,814	831,775
Depreciation and amortization	228,427	995,648	1,224,075

Total operating expenses	851,653	3,174,269	4,025,922

Operating income	380,422	674,786	1,055,208

Interest and other income	754	43,913	44,667
Interest expense	(278,086)	(678,678)	(956,764)
Loss on disposal of assets	(2,070)	(3,714)	(5,784)

Net income	$101,020	$36,307	$137,327

Land, buildings and amenities, net	$3,432,043	$16,925,973	$20,358,016

Expenditures for land, buildings and amenities	$14,382	$833,205	$847,587

Segment liabilities	$3,940,786	$10,696,988	$14,637,774

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	Period Ended December 27,		Year Ended December 31,
	2004		2003
PROPERTY TAXES AND INSURANCE
Property taxes and insurance for reportable segments		$839,374	$831,775
Property taxes and insurance for Partnership		235	91

Total property taxes and insurance		$839,609	$831,866

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments		$1,308,352	$1,224,075
Depreciation and amortization for Partnership		15,074	18,619

Total depreciation and amortization		$1,323,426	$1,242,694

INTEREST AND OTHER INCOME
Interest and other income for reportable segments		$27,277	$44,667
Interest and other income for Partnership		347,505	82,267

Total interest and other income		$374,782	$126,934

INTEREST EXPENSE
Interest expense for reportable segments		$1,987,624	$956,764
Interest expense for Partnership		93,326	20,362

Total interest expense		$2,080,950	$977,126

NET (LOSS) INCOME
Net (loss) income for reportable segments		$(1,325,931)	$137,327
Net loss for Partnership (1)		(817,995)	(804,681)
Minority interest		212,619	5,090

Total net loss		$(1,931,307)	$(662,264)

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$	N/A	$20,358,016
Land, building and amenities for Partnership		N/A	2,392

Total land, buildings and amenities	$	N/A	$20,360,408

LIABILITIES
Liabilities for reportable segments	$	N/A	$14,637,774
Liabilities for Partnership		N/A	399,903

Total liabilities	$	N/A	$15,037,677

(1)	The Partnership net loss was primarily composed of professional and administrative costs born by the Partnership as well as interest and other income, depreciation, interest expense and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs included the tax and public company reporting and compliance costs associated with a public limited partnership.

NTS-PROPERTIES VI

          Our reportable operating segments included - Multifamily and Commercial Real Estate Operations. The multifamily operations represented our ownership and operating results relative to the multifamily communities known as Willow Lake Apartments, Park Place Apartments Phases I and III, Sabal Park Apartments and Golf Brook Apartments. The commercial operations represented our ownership and operating results relative to suburban commercial office space known as Plainview Point Office Center Phase III.

          The financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which our management internally disaggregated financial information for the purposes of assisting in making internal operating decisions. We evaluated performance based on stand-alone operating segment net income or loss. Professional and administrative expenses, depreciation and amortization, interest and other income, interest expense and minority interest income or loss recorded at the Partnership level were not allocated to the segments.

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$5,158,377	$734,985	$5,893,362
Tenant reimbursements	--	1,611	1,611

Total revenue	5,158,377	736,596	5,894,973

Operating expenses and operating expenses reimbursed to
affiliate	2,032,244	337,778	2,370,022
Management fees	262,130	44,240	306,370
Property taxes and insurance	378,422	56,427	434,849
Depreciation and amortization	1,513,466	225,704	1,739,170

Total operating expenses	4,186,262	664,149	4,850,411

Operating income	972,115	72,447	1,044,562

Interest and other income	13,243	355	13,598
Interest expense	(1,276,438)	(22,272)	(1,298,710)
Loss on disposal of assets	(852)	(4,134)	(4,986)

(Loss) income from continuing operations	(291,932)	46,396	(245,536)

Discontinued operations, net	(10,569)	--	(10,569)

Net (loss) income	$(302,501)	$46,396	$(256,105)

	Year Ended December 31, 2003
	Multifamily	Commercial	Total
Rental income	$5,429,722	$510,476	$5,940,198
Tenant reimbursements	--	2,743	2,743

Total revenue	5,429,722	513,219	5,942,941

Operating expenses and operating expenses reimbursed to
affiliate	1,931,970	289,587	2,221,557
Management fees	273,090	31,504	304,594
Property taxes and insurance	746,883	43,399	790,282
Depreciation and amortization	1,484,289	206,505	1,690,794

Total operating expenses	4,436,232	570,995	5,007,227

Operating income (loss)	993,490	(57,776)	935,714

Interest and other income	35,820	470	36,290
Interest expense	(464,814)	--	(464,814)
Loss on disposal of assets	(98,945)	--	(98,945)

Income (loss) from continuing operations	465,551	(57,306)	408,245

Discontinued operations, net	924,715	--	924,715

Net income (loss)	$1,390,266	$(57,306)	$1,332,960

Land, buildings and amenities, net	$24,804,996	$2,164,103	$26,969,099

Expenditures for land, buildings and amenities	$570,748	$132,357	$703,105

Segment liabilities	$6,806,270	$164,322	$6,970,592

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

	Period Ended December 27,		Year Ended December 31,
	2004		2003
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments		$1,739,170	$1,690,794
Depreciation and amortization for Partnership		78,771	89,466

Total depreciation and amortization		$1,817,941	$1,780,260

INTEREST AND OTHER INCOME
Interest and other income for reportable segments		$13,598	$36,290
Interest and other income for Partnership		730,566	89,368

Total interest and other income		$744,164	$125,658

INTEREST EXPENSE
Interest expense for reportable segments		$1,298,710	$464,814
Interest expense for Partnership		884,263	1,646,668

Total interest expense		$2,182,973	$2,111,482

NET (LOSS) INCOME
Net (loss) income for reportable segments		$(245,536)	$408,245
Net loss for Partnership (1)		(1,693,763)	(2,805,037)
Minority interest		35,561	35,228
Discontinued operations, net		(10,569)	924,715

Total net loss		$(1,985,429)	$(1,507,305)

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$	N/A	$26,969,099
Land, buildings and amenities for Partnership		N/A	3,887
Land, buildings and amenities for discontinued operations, net		N/A	13,473,451

Total land, buildings and amenities	$	N/A	$40,446,437

LIABILITIES
Liabilities for reportable segments	$	N/A	$6,970,592
Liabilities for Partnership (2)		N/A	20,573,242
Liabilities for discontinued operations, net		N/A	5,931,760

Total liabilities	$	N/A	$33,475,594

(1)	The Partnership’s net loss was primarily composed of professional and administrative costs born by the Partnership and also included interest expense, depreciation and minority interest recorded at the Partnership level and not allocated to the operating segments. The professional and administrative costs included the tax and public company reporting and compliance costs associated with a public limited partnership.
(2)	These amounts primarily represented the mortgages held by us secured by the assets of the operating segments.

NTS-PROPERTIES VII

          Our reportable operating segments included only one segment - Multifamily Operations.

NTS PRIVATE GROUP

          Our reportable operating segments included - Land, Retail and Commercial Real Estate Operations. The retail operations represented our ownership and operating results relative to Springs Station and Outlets Mall properties located in Louisville, Kentucky. The commercial operations represented our ownership and operating results relative to suburban commercial office space located in Louisville, Kentucky. The land operations represented our ownership and operating results relative to a ground lease located in Louisville, Kentucky.

          The financial information of the operating segments was prepared using a management approach, which was consistent with the basis and manner in which our management internally disaggregated financial information for the purposes of assisting in making internal operating decisions. We evaluated performance based on stand-alone operating segment net income or loss.

	Period Ended December 27, 2004
	Land	Retail	Commercial	Total
Rental income	$45,087	$1,281,893	$7,441,255	$8,768,235
Tenant reimbursements	--	76,349	428,985	505,334

Total revenue	45,087	1,358,242	7,870,240	9,273,569

Operating expenses and operating expenses
reimbursed to affiliate	1,133	225,740	2,100,847	2,327,720
Management fees	1,200	81,579	476,303	559,082
Property taxes and insurance	1,581	37,297	469,838	508,716
Professional and administrative expenses	32,793	35,080	90,501	158,374
Depreciation and amortization	5,087	315,343	1,686,923	2,007,353

Total operating expenses	41,794	695,039	4,824,412	5,561,245

Operating income	3,293	663,203	3,045,828	3,712,324

Interest and other income	--	647	22,110	22,757
Interest expense	--	(423,166)	(5,432,268)	(5,855,434)
Loss on disposal of assets	--	--	(38,706)	(38,706)

Net income (loss)	$3,293	$240,684	$(2,403,036)	$(2,159,059)

	Year Ended December 31, 2003
	Land	Retail	Commercial	Total
Rental income	$53,537	$1,280,514	$7,420,793	$8,754,844
Tenant reimbursements	--	90,003	424,587	514,590

Total revenue	53,537	1,370,517	7,845,380	9,269,434

Operating expenses and operating expenses
reimbursed to affiliate	2,261	86,186	1,940,145	2,028,592
Management fees	1,200	81,445	473,512	556,157
Property taxes and insurance	1,561	35,240	448,695	485,496
Professional and administrative expenses	24,861	24,861	66,294	116,016
Depreciation and amortization	5,087	293,497	1,617,913	1,916,497

Total operating expenses	34,970	521,229	4,546,559	5,102,758

Operating income	18,567	849,288	3,298,821	4,166,676

Interest and other income	--	429	18,500	18,929
Interest and other income due from affiliate	3,741	11,613	38,881	54,235
Interest expense	--	(451,724)	(2,421,281)	(2,873,005)
Interest expense due to affiliate	(238)	--	(69,331)	(69,569)
Loss on disposal of assets	--	--	(119,773)	(119,773)

Net income	$22,070	$409,606	$745,817	$1,177,493

Land, buildings and amenities, net	$163,111	$7,664,048	$27,288,180	$35,115,339

Expenditures for land, buildings and amenities	$--	$142,285	$1,041,555	$1,183,840

Segment liabilities, net	$5,553	$5,941,154	$31,630,010	$37,576,717

BLANKENBAKER BUSINESS CENTER 1A

          The joint venture’s reportable operating segments included only one segment - Commercial Real Estate Operations.

Note 11 - Selected Quarterly Financial Data (Unaudited)

NTS REALTY

	For the Quarters Ended
2005	March 31	June 30	September 30	December 31
Total revenues	$7,249,639	$7,487,963	$7,542,367	$7,628,045
Operating income	1,014,136	1,114,774	1,068,056	473,691
Discontinued operations, net	122,783	69,254	144,154	409,047
Loss from continuing operations allocated
to limited partners	(572,697)	(602,735)	(814,000)	(619,449)
Discontinued operations, net allocated
to limited partners	115,075	64,907	135,105	383,368
Gain on sale of discontinued operations
allocated to limited partners	--	--	--	253,840
Loss from continuing operations per
limited partnership unit	(0.05)	(0.06)	(0.08)	(0.06)
Discontinued operations, net per
limited partnership unit	0.01	0.01	0.01	0.04
Gain on sale of discontinued operations
per limited partnership unit	--	--	--	0.02

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Net loss	$(18,041)	$(286)	$(5,789)	$(3,245,424	)(1)
Net loss allocated to the limited partners	(16,908)	(268)	(5,426)	(3,041,689)
Net loss per limited partnership unit	--	--	--	(0.29)

(1)	See Note 9 - Commitments and Contingencies for a discussion of our Merger/Settlement Charge.

NTS-PROPERTIES III

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$934,067	$941,357	$955,054	$980,530
Operating income	118,630	169,855	210,636	135,231
Net income (loss) allocated to the
limited partners	31,184	82,594	125,578	(443,891)
Net income (loss) per limited partnership
unit	2.48	6.57	9.99	(35.31)

NTS-PROPERTIES IV

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$597,208	$584,315	$557,256	$496,168
Operating (loss) income	(86,370)	5,068	(10,955)	(157,891)
Net loss allocated to the limited partners	(116,877)	(17,261)	(61,512)	(438,346)
Net loss per limited partnership unit	(4.85)	(0.72)	(2.55)	(18.18)

NTS-PROPERTIES V

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$1,215,284	$1,279,607	$1,257,912	$1,234,877
Operating (loss) income	(181,759)	29,120	(142,563)	(136,375)
Minority interest	(10,364)	694	(28,098)	(174,851)
Net loss allocated to the limited partners	(406,332)	(211,541)	(346,814)	(947,307)
Net loss per limited partnership unit	(13.31)	(6.93)	(11.36)	(31.05)

NTS-PROPERTIES VI

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$1,418,210	$1,475,219	$1,487,321	$1,514,223
Operating (loss) income	(165,309)	45,448	(138,256)	(237,387)
Minority interest	5,416	8,193	8,675	13,277
Discontinued operations, net	141,944	183,912	150,306	(486,731)
Loss from continuing operations allocated
to limited partners	(664,691)	(447,669)	(633,281)	(209,470)
Discontinued operations, net allocated to
limited partners	140,525	182,073	148,803	(481,865)
Loss from continuing operations per
limited partnership unit	(17.09)	(11.51)	(16.28)	(5.39)
Discontinued operations, net per limited
partnership unit	3.61	4.68	3.83	(12.39)

NTS-PROPERTIES VII

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$385,305	$385,414	$408,219	$392,614
Operating loss	(83,968)	(34,097)	(4,870)	(51,492)
Net loss allocated to the limited partners	(115,179)	(67,652)	(50,157)	(96,585)
Net loss per limited partnership unit	(0.21)	(0.12)	(0.09)	(0.18)

NTS PRIVATE GROUP

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$2,305,856	$2,277,937	$2,305,774	$2,384,002
Operating income	854,754	882,775	946,252	1,028,543
Net income (loss)	144,515	234,225	293,741	(2,831,540)

BLANKENBAKER BUSINESS CENTER 1A

	For the Quarters Ended
2004	March 31	June 30	September 30	December 31
Total revenues	$237,253	$237,253	$237,253	$237,252
Operating income	113,981	106,707	68,632	65,779
Net income	88,535	84,296	46,286	28,381

Note 12 - Real Estate Transactions

          During the year ended December 31, 2005, we had a property acquisition summarized as follows:

Property	Our Ownership	Date	Purchase Price
The Lakes Apartments	100%	August 26, 2005	$15,975,000

          On August 26, 2005, we purchased The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and lighted tennis court.

          The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition. We allocated the purchase price for the property to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. We recorded an intangible asset for the acquired in place leases of approximately $151,000. This will be amortized over a period of one year, which approximates the weighted average lease lives. Amortization of approximately $50,000 was included in our amortization expense for the year ended December 31, 2005. No above or below market leases exist. No customer relationship intangibles exist. At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value. We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.

          On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association. We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments, pending permanent financing. The line of credit was increased to $24.0 million in March 2006.

          On September 13, 2005, we announced that we entered into an agreement to sell the Sears Office Building, one of our office buildings located in Jefferson County, Kentucky, to an unaffiliated local nonprofit corporation for $5.6 million. As a result of entering into this agreement, we presented the Sears Office Building separately as an asset held for sale on our balance sheets as of September 30, 2005 and December 31, 2004 and as discontinued operations in our statement of operations for the periods ended September 30, 2005 and 2004.

          On September 30, 2005, we announced that we entered into separate agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation. We agreed to receive an aggregate purchase price of approximately $71.5 million for the properties at closing.

          On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Chesterfield County, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the agreements, we agreed to pay approximately $117.2 million for the properties. The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Chesterfield County property has 240 units.

          On December 9, 2005, we announced that we were notified by the prospective purchaser of the Sears Office Building, one of our office buildings located in Jefferson County, Kentucky, that such purchaser was not able to fulfill its obligations under the purchase agreement it entered into with us and, thus, terminated the agreement. Due to the termination of this agreement, the Sears Office Building has been reclassified from assets held for sale on our balance sheet as of December 31, 2004 and reclassified to continuing operations in our statement of operations for the years ended December 31, 2005 and 2004.

          We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments and Sabal Park Apartments. The assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2005 and 2004.

          The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
REVENUE:
Rental income	$5,390,459	$4,908,009	$4,896,865
Tenant reimbursements	--	--	--

Total revenue	5,390,459	4,908,009	4,896,865

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,273,722	2,051,333	1,902,242
Management fees	270,395	243,531	243,964
Property taxes and insurance	592,220	574,605	585,509
Depreciation and amortization	792,904	845,673	839,876

Total operating expenses	3,929,241	3,715,142	3,571,591

DISCONTINUED OPERATING INCOME	1,461,218	1,192,867	1,325,274

Interest and other income	4,742	4,367	6,413
Interest expense	(678,667)	(1,198,385)	(402,411)
Loss on disposal of assets	(42,055)	(9,418)	(4,561)

DISCONTINUED OPERATIONS, NET	$745,238	$(10,569)	$924,715

          The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold. The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 13 - Subsequent Events

          On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a purchase price of approximately $71.5 million, resulting in a significant gain.

          On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Chesterfield County, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with a current outstanding balance of approximately $33.4 million). The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

          On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana. These properties are commonly known as AMLI at Castle Creek and AMLI at Lake Clearwater. Castle Creek has 276 units and Lake Clearwater has 216 units. Subject to the terms and conditions of the agreement, we have agreed to pay a purchase price totaling approximately $50.0 million.

          On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

          On March 23, 2006, we closed on our agreement to purchase the two multifamily properties located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A - CONTROLS AND PROCEDURES

          Our managing general partner established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

          As of December 31, 2005, our managing general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B - OTHER INFORMATION

          None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 11 - EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than May 1, 2006.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

          The financial statements along with the report from Ernst & Young LLP dated March 27, 2005, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Schedule III - Real Estate and Accumulated Depreciation	125-126

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger entered into by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd.	(1)

2.02	Contribution Agreement entered into by and among NTS Realty Holdings Limited Partnership and ORIG, LLC	(2)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(4)

3.02	Form of Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership	(3)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(4)

3.04	Bylaws of NTS Realty Capital, Inc.	(5)

10.01	Form of Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company	(4)

10.02	Lease Agreement dated as of January 12, 2005, between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(7)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(8)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(8)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(8)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(8)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. (together the Seller) and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(8)

Exhibit No.
10.08	Unconditional and Continuing Guarantee by NTS Realty Holdings Limited Partnership in favor of National City Bank dated March 23, 2006	(8)

14.01	Code of Conduct and Ethics	(7)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(8)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(8)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

99.1	Form of Lock-up Agreement between NTS Realty Holdings Limited Partnership and the executive officers of NTS Realty Capital, Inc.	(4)

99.2	Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(6)

(1)	Incorporated by reference to Appendix B to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(2)	Incorporated by reference to Appendix C to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(3)	Incorporated by reference to Appendix D to the Registrant's Registration Statement on Form S-4, as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(4)	Incorporated by reference to the Registrant's Form S-4, as filed by the Registrant with the Securities and Exchange Commission on February 4, 2004.
(5)	Incorporated by reference to Amendment No. 1 to the Form S-4, as filed by the Registrant with the Securities and Exchange Commission on June 18, 2004.
(6)	Incorporated by reference to the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on October 27, 2004 (file number 333-112467).
(7)	Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2004, as filed by the Registrant with the Securities and Exchange Commission on March 31, 2005.
(8)	Filed herewith.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Year Constructed
Commercial
Anthem Office Center	$--	$760,037	$3,339,521	$--	$--	$760,037	$3,339,521	$4,099,558	$126,465	1995
Atrium (3)	--	1,032,711	1,839,129	--	228,067	1,032,711	2,067,196	3,099,907	219,314	1984
BBC I (3)	--	1,894,684	3,698,920	(1,791)	2,416,521	1,892,893	6,115,441	8,008,334	224,764	1988
BBC II (3)	--	543,639	2,025,969	7,045	715,051	550,684	2,741,020	3,291,704	163,415	1988
Clarke American (4)	2,920,614	521,736	2,165,877	--	--	521,736	2,165,877	2,687,613	157,819	2000
CBC I	--	981,827	1,964,935	--	303,803	981,827	2,268,738	3,250,565	149,412	1984
CBC II	--	891,649	1,208,480	--	28,935	891,649	1,237,415	2,129,064	148,678	1985
Lakeshore I (5)	--	2,128,882	3,661,323	--	197,297	2,128,882	3,858,620	5,987,502	375,761	1986
Lakeshore II (5)	--	3,171,812	3,772,955	4,200	198,459	3,176,012	3,971,414	7,147,426	339,324	1989
Lakeshore III (5)	--	1,264,136	3,252,297	--	--	1,264,136	3,252,297	4,516,433	216,429	2000
NTS Center	--	1,074,010	2,977,364	1,029	27,761	1,075,039	3,005,125	4,080,164	208,147	1977
Peachtree	--	1,417,444	3,459,185	--	102,538	1,417,444	3,561,723	4,979,167	464,729	1979
Plainview Center	--	753,160	3,414,356	--	18,924	753,160	3,433,280	4,186,440	369,877	1983
Plainview Point I & II	--	447,129	1,993,392	--	22,265	447,129	2,015,657	2,462,786	172,894	1983
Plainview Point III (6)	2,815,322	681,927	2,139,793	--	125,877	681,927	2,265,670	2,947,597	180,349	1987
Sears	--	925,539	1,390,215	--	--	925,539	1,390,215	2,315,754	51,721	1987
Springs Medical I (3)	--	1,221,864	3,438,614	--	38,261	1,221,864	3,476,875	4,698,739	249,085	1988
Springs Office (3)	--	2,667,040	5,660,709	2,400	504,509	2,669,440	6,165,218	8,834,658	397,285	1990

Multifamily
Golf Brook (7)	--	2,728,354	11,607,036	--	32,548	2,728,354	11,639,584	14,367,938	312,816	1989
Park Place (7)	--	5,181,523	21,082,463	--	423,198	5,181,523	21,505,661	26,687,184	901,685	1987
Sabal Park (7)	--	2,260,385	6,350,527	10,164	16,909	2,270,549	6,367,436	8,637,985	189,483	1987
The Lakes (8)	12,100,000	2,636,790	13,187,093	4,200	134,396	2,640,990	13,321,489	15,962,479	314,796	1992
The Willows of Plainview (7)	--	3,015,448	10,947,277	15,642	52,064	3,031,090	10,999,341	14,030,431	416,636	1985
Willow Lake (7)	--	2,555,062	8,368,028	--	401,402	2,555,062	8,769,430	11,324,492	365,950	1985

Retail
Bed, Bath & Beyond (9)	2,720,522	734,860	2,290,252	--	--	734,860	2,290,252	3,025,112	95,351	1999
Outlets Mall	--	1,008,618	2,763,070	(115,064)	110,823	893,554	2,873,893	3,767,447	91,814	1983
Springs Station (3)	--	427,465	978,891	--	1,297	427,465	980,188	1,407,653	59,187	2001

Land
ITT Parking Lot	--	161,529	--	--	--	161,529	--	161,529	2,607	N/A

Nonsegment
NTS Realty Holdings
Limited Partnership (3)(5)(7)	117,456,374	--	--	--	--	--	--	--	--	N/A

	$138,012,832	$43,089,260	$128,977,671	$(72,175)	$6,100,905	$43,017,085	$135,078,576	$178,095,661	$6,965,793

(1)	Aggregate cost of real estate for tax purposes is approximately $128,845,282.
(2)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the respective tenant lease.
(3)	$29,543,996 mortgage held by an insurance company secured by Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Springs Medical I, Springs Office and Springs Station.
(4)	Mortgage held by an insurance company secured by certain land and a building.
(5)	$13,758,000 mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.
(6)	Mortgage held by a bank secured by certain land and a building.
(7)	$74,154,709 mortgage held by an insurance company secured by Golf Brook, Sabal Park, Willow Lake, The Willows of Plainview and Park Place Apartments.
(8)	Mortgage held by FHLMC secured by certain land, buildings and amenities.
(9)	Mortgage held by an insurance company secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Real Estate	Accumulated Depreciation
Balances on January 15, 2004	$--	$--

Merger acquisitions:
Land	40,452,470	--
Buildings and amenities	115,790,578	--

Balances on December 31, 2004	156,243,048	--

Additions during period:
Acquisitions	15,823,882	--
Improvements	6,841,280	--
Depreciation (1)	--	7,001,205

Deductions during period:
Retirements	(812,549)	(35,412)

Balances on December 31, 2005	$178,095,661	$6,965,793

(1)	The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

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

           By:    /s/ Brian F. Lavin
                    ——————————————
                    Brian F. Lavin
                    Its:     President and Chief Executive Officer
                    Date: March 31, 2006

           By:    /s/ Gregory A. Wells
                    ——————————————
                    Gregory A. Wells
                    Its:     Chief Financial Officer
Date: March 31, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

By: /s/ J.D. Nichols —————————————— J.D. Nichols Its: Chairman of the Board Date: March 31, 2006

By: /s/ Brian F. Lavin —————————————— Brian F. Lavin Its: Director Date: March 31, 2006

By: /s/ Mark D. Anderson —————————————— Mark D. Anderson Its: Director Date: March 31, 2006

By: /s/ John Daly —————————————— John Daly Its: Director Date: March 31, 2006

By: /s/ John S. Lenihan —————————————— John S. Lenihan Its: Director Date: March 31, 2006