Form 10-Q
period 2006-03-31
NTS REALTY HOLDINGS LP
filed 2006-05-15
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes [   ]      No [X]

As of May 12, 2006, there were 11,381,608 of the registrant’s limited partnership units outstanding.

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

          Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on April 3, 2006. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of March 31, 2006 and December 31, 2005

	(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$21,350	$5,409,318
Cash and equivalents - restricted	436,499	1,260,937
Accounts receivable, net of allowance for doubtful accounts of $260,945
at March 31, 2006 and $342,002 at December 31, 2005	2,166,451	2,091,285
Land, buildings and amenities, net	308,825,055	143,544,705
Long-lived assets held for sale	5,350,179	27,912,717
Other assets	9,599,800	7,589,861

Total assets	$326,399,334	$187,808,823

LIABILITIES:
Mortgages and notes payable	$229,322,181	$138,012,832
Accounts payable and accrued expenses	2,658,921	2,801,960
Accounts payable and accrued expenses due to affiliate	1,515,642	373,138
Distributions payable	1,138,161	2,276,321
Security deposits	1,072,266	776,144
Long-lived liabilities held for sale	103,057	274,975
Other liabilities	2,594,843	1,243,258

Total liabilities	238,405,071	145,758,628

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' EQUITY	87,994,263	42,050,195

Total liabilities and partners' equity	$326,399,334	$187,808,823

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners' Equity as of March 31, 2006
(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS' EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net loss prior year	--	--	(134,392)	(2,006,434)	(2,140,826)
Net income current year	--	--	2,955,634	44,126,595	47,082,229
Cash distributions declared to date	--	--	(428,695)	(6,400,270)	(6,828,965)

Balances on March 31, 2006	714,491	10,667,117	$5,523,928	$82,470,335	$87,994,263

The accompanying notes to financial statements are an integral part of these statements.

0

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
REVENUE:
Rental income	$8,837,519	$6,547,132
Tenant reimbursements	495,299	506,310

Total revenue	9,332,818	7,053,442

EXPENSES:
Operating expenses	1,696,685	1,458,832
Operating expenses reimbursed to affiliate	1,047,729	748,377
Management fees	479,460	312,411
Property taxes and insurance	955,385	640,696
Professional and administrative expenses	579,533	693,052
Professional and administrative expenses reimbursed to affiliate	405,886	352,286
Depreciation and amortization	2,891,022	1,824,779

Total operating expenses	8,055,700	6,030,433

OPERATING INCOME	1,277,118	1,023,009

Interest and other income	94,497	40,899
Interest expense	(2,522,184)	(1,641,692)
Loss on disposal of assets	(97,671)	(15,192)

LOSS FROM CONTINUING OPERATIONS	(1,248,240)	(592,976)
Discontinued operations, net	59,126	104,702
Gain on sale of discontinued operations	48,271,343	--

NET INCOME (LOSS)	$47,082,229	$(488,274)

Loss from continuing operations allocated to limited partners	$(1,169,880)	$(555,751)
Discontinued operations, net allocated to limited partners	55,414	98,129
Gain on sale of discontinued operations allocated to limited partners	45,241,061	--

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$44,126,595	$(457,622)

Loss from continuing operations per limited partnership unit	$(0.11)	$(0.05)
Discontinued operations, net per limited partnership unit	0.01	0.01
Gain on sale of discontinued operations per limited partnership unit	4.24	--

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$4.14	$(0.04)

Number of limited partnership interests	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$47,082,229	$(488,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued assets	(48,271,343)	--
Loss on disposal of assets	97,671	29,315
Depreciation and amortization	3,130,820	2,320,404
Write-off of loan costs	--	113,102
Changes in assets and liabilities:
Cash and equivalents - restricted	(49,641)	(561,577)
Accounts receivable	(74,533)	(330,714)
Other assets	(306,412)	(1,139,684)
Accounts payable and accrued expenses	(143,039)	562,433
Accounts payable and accrued expenses due to affiliate	1,142,504	324,303
Distributions declared payable	(1,138,161)	--
Security deposits	194,975	180,762
Other liabilities	142,654	831,408

Net cash provided by operating activities	1,807,724	1,841,478

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,395,715)	(1,644,698)
Proceeds from sale of discontinued operations	66,687,685	--
Acquisitions	(131,162,176)	--
Cash and equivalents - restricted	874,079	(2,000,000)

Net cash used in investing activities	(64,996,127)	(3,644,698)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	42,500,000	30,000,000
Proceeds from revolving note payable	28,625,190	--
Principal payments on mortgages and notes payable	(13,193,823)	(281,367)
Payoff of note payable	--	(14,712)
Payoff of revolving note payable	--	(14,971,350)
Additions to loan costs	(130,932)	(63,574)

Net cash provided by financing activities	57,800,435	14,668,997

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(5,387,968)	12,865,777

CASH AND EQUIVALENTS, beginning of period	5,409,318	2,573,855

CASH AND EQUIVALENTS, end of period	$21,350	$15,439,632

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$(33,377,982)	$--

Mortgage payable assumed in acquisition	$33,377,982	$--

The accompanying notes to financial statements are an integral part of this statement.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements
(Unaudited)

          The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2006. In the opinion of our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 – Summary of Significant Accounting Policies

         Organization and Distribution Policy

          We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases. At March 31, 2006, we owned thirty-one properties, comprised of nine multifamily properties; eighteen office and business centers; three retail properties; and one ground lease. The properties are located in and around Louisville (19) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (1), Virginia; and Atlanta (1), Georgia. Our office and business centers aggregate approximately 1.7 million square feet. We own multifamily properties containing approximately 2,540 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

          We pay distributions if and when authorized by our managing general partner. We are required to pay distributions on a quarterly basis, equal to sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax. Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year. Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

          We paid quarterly distributions of $0.10 per unit to limited partners on April 14, 2006.

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

          Certain reclassifications have been made to the March 31, 2005 and December 31, 2005 financial statements to conform to the March 31, 2006 classifications. These reclassifications have no effect on previously reported operating results or partners’ equity.

Note 3 – Real Estate Transactions

         Acquisitions

          During the three months ended March 31, 2006 and the year ended December 31, 2005, we had property acquisitions summarized as follows:

Property	Our Ownership	Date of Purchase	Purchase Price

The Lakes Apartments	100%	August 26, 2005	$ 15,975,000
The Grove at Richland Apartments	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	100%	February 3, 2006	44,254,500
Castle Creek Apartments	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	100%	March 23, 2006	23,000,001

          On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association. We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments, pending permanent financing. On March 23, 2006, the line of credit was increased to $24.0 million to assist in future acquisitions and other working capital needs.

          On August 26, 2005, we purchased The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and lighted tennis court.

          On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Richmond, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the agreements, we agreed to pay approximately $117.2 million for the properties. The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Richmond property has 240 units.

          On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Richmond, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with an outstanding balance of approximately $33.4 million). The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

          On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana. These properties are commonly known as AMLI at Castle Creek and AMLI at Lake Clearwater. Castle Creek has 276 units and Lake Clearwater has 216 units. Subject to the terms and conditions of the agreement, we agreed to pay a purchase price totaling approximately $50.0 million.

          On March 23, 2006, we closed on our agreement to purchase the two multifamily properties located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

          The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition. We allocated the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. For the 2006 acquisitions listed above, we recorded land, buildings and amenities for the acquired in-place leases of approximately $166.7 million. We also recorded approximately $200,000 in security deposits and approximately $541,000 in prepaid liabilities and accrued property taxes. We recorded an intangible asset for the acquired in-place leases of approximately $657,000, which is included in other assets. This will be amortized over a period of one year, which approximates the weighted average lease lives. Amortization of approximately $50,000 was included in our amortization expense for the three months ended March 31, 2006. No above or below market leases or customer relationship intangibles exist. At the date of the acquisitions, the carrying value of mortgages and other liabilities approximated fair market value. We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

         Pro Forma

          The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2006 and 2005 acquisitions as of the beginning of each period presented.

	(Unaudited)
	For the Three Months Ended March 31,
	2006	2005
Revenues	$11,233,525	$11,152,600
Expenses and other income, net	13,453,721	13,169,576

Loss from continuing operations	$(2,220,196)	$(2,016,976)

Net income/(loss)	$46,110,273	$(1,912,274)

Loss from continuing operations allocated to limited partner	$(2,080,821)	$(1,890,358)

Net income/(loss) allocated to limited partners	$43,215,654	$(1,792,229)

Loss from continuing operations per limited partnership unit	$(0.20)	$(0.18)

Net income/(loss) per limited partnership unit	$4.05	$(0.17)

Number of limited partnership interests	10,667,117	10,667,117

         Dispositions

          On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a purchase price of approximately $71.5 million, resulting in a gain of approximately $48.3 million.

          During the three months ended March 31, 2006, we had property dispositions summarized as follows:

Property	Our Ownership	Date of Sale	Purchase Price
Golf Brook Apartments	100%	February 2, 2006	$ 43,153,500
Sabal Park Apartments	100%	February 2, 2006	28,350,000

          On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

          We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments and Commonwealth Business Centers I and II. The assets and liabilities held for sale have been separately identified on our balance sheets at March 31, 2006 and December 31, 2005.

          The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three months ended March 31, 2006 and 2005.

	(Unaudited)	(Unaudited)
	2006	2005
REVENUE:
Rental income	$649,239	$1,497,643
Tenant reimbursements	45,662	32,810

Total revenue	694,901	1,530,453

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	386,443	661,927
Management fees	30,314	77,064
Property taxes and insurance	95,742	172,707
Depreciation and amortization	48,681	317,685

Total expenses	561,180	1,229,383

DISCONTINUED OPERATING INCOME	133,721	301,070

Interest and other income	1,064	3,325
Interest expense	(75,659)	(185,570)
Loss on disposal of assets	--	(14,123)
Gain on sale of discontinued operations	48,271,343	--

Discontinued operations, net	$48,330,469	$104,702

          The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold. The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 4 – Concentration of Credit Risk

          We own and operate multifamily properties, commercial and retail real estate and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale, Florida, Indianapolis, Indiana, Nashville, Tennessee, Richmond, Virginia and Atlanta, Georgia.

          Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 5 – Cash and Equivalents

          Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

Note 6 – Cash and Equivalents – Restricted

          Cash and equivalents — restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 7 – Property and Depreciation

          Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $2,708,000 and $1,494,000, respectively.

          Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the three months ended March 31, 2006 and 2005 did not result in an impairment loss.

Note 8 – Mortgages and Notes Payable

          Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2006	December 31, 2005
Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by
certain land and buildings, with a carrying value of $28,434,317	$29,387,665	$29,543,665

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently
7.13%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,895,909. The mortgage is guaranteed by Mr.
Nichols (75%) and Mr. Lavin (25%)	13,692,000	13,758,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by
certain land and buildings, with a carrying value of $166,098,207	73,916,039	74,154,709

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.35%, maturing January 15, 2015, secured by
certain land and buildings, with a carrying value of $166,098,207	33,340,404	--

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on
LIBOR plus 1.75%, currently 6.58%, due August 24, 2006	16,066,527	--

Mortgage payable to a bank in monthly installments, bearing interest at
9.00%, maturing August 1, 2010, secured by certain land and a building
with a carrying value of $2,905,923	2,697,890	2,720,522

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by
certain land and a building, with a carrying value of $2,490,340	2,872,997	2,920,614

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, buildings and amenities, with a carrying value of
$2,721,545	2,791,550	2,815,322

Mortgage payable to a bank in monthly installments, bearing interest at
5.11%, maturing December 1, 2014, secured by certain land and
buildings, with a carrying value of $15,411,224	12,057,109	12,100,000

Note payable to a bank, bearing interest at LIBOR plus 2.50%, maturing
October 1, 2006	42,500,000	--

	$229,322,181	$138,012,832

          Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2006 was approximately $211.6 million.

          Our mortgages may be prepaid but are generally subject to a yield-maintenance premium. Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values. We complied with all covenants and requirements at March 31, 2006. We intend to renew or refinance our notes payable coming due in the next twelve months.

Note 9 – Accounts Payable and Accrued Expenses Due to Affiliate

          Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 – Related Party Transactions

          On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, an affiliate of NTS Realty’s general partner. The independent directors engaged a nationally recognized real estate expert to assist them in their review of the management agreement entered into as of December 28, 2004. The amended and restated management agreement became effective as of December 29, 2005.

          Pursuant to the agreement with us, NTS Development Company receives property management fees and repair and maintenance fees. The property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties. The construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements. These construction supervision fees are capitalized as part of land, buildings and amenities. Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions. NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

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

          We were charged the following amounts pursuant to an agreement with NTS Development Company for the three months ended March 31, 2006 and 2005. These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities. Certain of these items are included in our results of discontinued operations.

	(Unaudited)	(Unaudited)
	2006	2005
Property management fees	$509,774	$389,475

Operating expenses reimbursement - Property	836,186	611,852
Operating expenses reimbursement - Leasing	98,288	50,790
Operating expenses reimbursement - Administrative	363,933	296,783
Operating expenses reimbursement - Other	25,329	20,966

Total operating expenses reimbursed to affiliate	1,323,736	980,391

Professional and administrative expenses reimbursed to affiliate	405,886	352,286

Construction supervision fees	72,901	--
Commercial leasing fees	82,650	--

Total related party transactions	$2,394,947	$1,722,152

          Property, leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

          During the three months ended March 31, 2006 and 2005, we were charged approximately $24,000 and $15,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

          NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot. We received rental payments of approximately $74,000 from NTS Development Company during the three months ended March 31, 2006 and 2005. The average per square foot rental rate for similar space in NTS Center as of March 31, 2006 was $14.18 per square foot.

          NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot. We received rental payments of approximately $2,000 from NTS Development Company during the three months ended March 31, 2006 and 2005. The average per square foot rental rate for similar space as of March 31, 2006 was $5.50 per square foot.

          Pursuant to the amended and restated management agreement with us, NTS Development Company received a disposition fee equal to 1% of the sales price of Golf Brook Apartments and Sabal Park Apartments. The total fee was $715,035, which is included in discontinued operations on our statement of operations.

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

	(Unaudited)
	Three Months Ended March 31, 2006
	Multifamily	Commercial	Retail	Land	Nonsegment	Total
Rental income	$4,705,684	$3,846,493	$346,083	$9,042	$(69,783)	$8,837,519
Tenant reimbursements	--	475,517	19,782	--	--	495,299

Total revenue	4,705,684	4,322,010	365,865	9,042	(69,783)	9,332,818

Operating expenses and operating
expenses reimbursed to affiliate	1,429,336	1,283,101	31,842	135	--	2,744,414
Management fees	247,467	212,573	18,968	452	--	479,460
Property taxes and insurance	529,181	379,771	10,298	414	35,721	955,385
Professional and administrative expenses
and professional and administrative
expenses reimbursed to affiliate	--	--	--	--	985,419	985,419
Depreciation and amortization	1,737,260	1,081,649	71,461	652	--	2,891,022

Total operating expenses	3,943,244	2,957,094	132,569	1,653	1,021,140	8,055,700

Operating income (loss)	762,440	1,364,916	233,296	7,389	(1,090,923)	1,277,118

Interest and other income	6,681	58,079	--	--	29,737	94,497
Interest expense	(1,198,750)	(947,802)	(99,089)	--	(276,543)	(2,522,184)
Loss on disposal of assets	(62,193)	(35,478)	--	--	--	(97,671)

(Loss) income from continuing
operations	(491,822)	439,715	134,207	7,389	(1,337,729)	(1,248,240)
Discontinued operations, net	8,532	50,594	--	--	--	59,126
Gain on sale of discontinued operations	48,271,343	--	--	--	--	48,271,343

Net income (loss)	$47,788,053	$490,309	$134,207	$7,389	$(1,337,729)	$47,082,229

	(Unaudited)
	Three Months Ended March 31, 2005
	Multifamily	Commercial	Retail	Land	Nonsegment	Total
Rental income	$2,248,341	$4,037,509	$341,392	$9,042	$(89,152)	$6,547,132
Tenant reimbursements	--	493,097	13,213	--	--	506,310

Total revenue	2,248,341	4,530,606	354,605	9,042	(89,152)	7,053,442

Operating expenses and operating
expenses reimbursed to affiliate	920,133	1,257,537	29,404	135	--	2,207,209
Management fees	112,518	186,442	13,451	--	--	312,411
Property taxes and insurance	213,365	372,212	9,135	403	45,581	640,696
Professional and administrative expenses
and professional and administrative
expenses reimbursed to affiliate	--	--	--	--	1,045,338	1,045,338
Depreciation and amortization	594,522	1,154,777	74,828	652	--	1,824,779

Total operating expenses	1,840,538	2,970,968	126,818	1,190	1,090,919	6,030,433

Operating income (loss)	407,803	1,559,638	227,787	7,852	(1,180,071)	1,023,009

Interest and other income	1,378	14,941	12	--	24,568	40,899
Interest expense	(410,686)	(837,933)	(91,251)	--	(301,822)	(1,641,692)
Loss on disposal of assets	(7,758)	(7,434)	--	--	--	(15,192)

(Loss) income from continuing
operations	(9,263)	729,212	136,548	7,852	(1,457,325)	(592,976)
Discontinued operations, net	122,783	(18,081)	--	--	--	104,702

Net income (loss)	$113,520	$711,131	$136,548	$7,852	$(1,457,325)	$(488,274)

Note 13 – Subsequent Event

          On April 11, 2006, the independent directors of our managing general partner approved NTS Realty’s amended and restated agreement of limited partnership. The amended and restated agreement became effective as of December 29, 2005.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

          Our property acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.” Each property’s assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value. In accordance with SFAS No. 141, we have allocated the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in-place lease origination cost which is the market cost avoidance of executing the acquired leases. Allocation of the purchase price is an area that requires complex judgments and significant estimates. We used the information contained in a third-party appraisal as the primary basis for allocating the purchase price between land and buildings. A pro rata portion of the purchase price was allocated to the value of avoiding a lease-up period for acquired in-place leases. The value of in-place leases is amortized to expense over the remaining initial term of the respective leases. A portion of the purchase price was allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space. We then evaluated acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After acquired leases were determined to be at, above or below market, we allocated a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value. The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals. We did not have any tenants with whom we have identified a developed relationship that we believe had any intangible value.

         Recognition of Rental Income

          Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease. Due to the impact of “straight-lining,” the cash collected for rent exceeded rental income by approximately $6,000 for the three months ended March 31, 2006. Rental income exceeded the cash collected for rent by approximately $288,000, for the three months ended March 31, 2005. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

         Recognition of Lease Termination Income

          We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

         Cost Capitalization and Depreciation Policies

          We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 5-30 years. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in-place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Results of Operations

          At March 31, 2006, we owned thirty-one properties, comprised of nine multifamily properties, eighteen office and business centers, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

          Net income from continuing operations for the three months ended March 31, 2006 was approximately $47,082,000. Net loss from continuing operations for the three months ended March 31, 2005 was approximately $(488,000). The change is primarily due to the gain on the sale of Golf Brook and Sabal Park Apartments of approximately $48.3 million in February 2006. Rental income increased from the period ended March 31, 2005 to the period ended March 31, 2006, primarily as a result of the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

          The following tables include certain selected summarized operating data for the three months ended March 31, 2006 and 2005. This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$365,865	$4,322,010	$4,705,684	$(69,783)	$9,332,818
Operating expenses and operating
expenses reimbursed to affiliate	135	31,842	1,283,101	1,429,336	--	2,744,414
Depreciation and amortization	652	71,461	1,081,649	1,737,260	--	2,891,022
Total interest expense	--	99,089	947,802	1,198,750	276,543	2,522,184
Net income (loss)	7,389	134,207	490,309	47,788,053	(1,337,729)	47,082,229

	(Unaudited)
	Three Months Ended March 31, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$354,605	$4,530,606	$2,248,341	$(89,152)	$7,053,442
Operating expenses and operating
expenses reimbursed to affiliate	135	29,404	1,257,537	920,133	--	2,207,209
Depreciation and amortization	652	74,828	1,154,777	594,522	--	1,824,779
Total interest expense	--	91,251	837,933	410,686	301,822	1,641,692
Net income (loss)	7,852	136,548	711,131	113,520	(1,457,325)	(488,274)

          Occupancy levels at our continuing properties by segment as of March 31, 2006 and 2005 were as follows:

	2006	2005

Commercial	77.3%	85.6%
Multifamily	94.2%	85.0%
Retail	100.0%	99.5%
Land	N/A	N/A

          We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

          The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Commercial	77.5%	85.6%
Multifamily	93.1%	84.4%
Retail	100.0%	99.5%
Land	N/A	N/A

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

          The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ended March 31, 2006 and 2005.

         Rental Income and Tenant Reimbursements

          Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $9,333,000 and $7,053,000, respectively. The increase of $2,280,000, or 32%, was primarily the result of the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

         Operating Expenses and Operating Expenses Reimbursed to Affiliate

          Operating expenses from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $1,697,000 and $1,459,000, respectively. The increase of $238,000, or 16%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

          Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $1,048,000 and $748,000, respectively. The increase of $300,000, or 40%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

          Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

         Management Fees

          Management fees from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $479,000 and $312,000, respectively. The increase of $167,000, or 54%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

          Pursuant to our amended and restated management agreement, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our properties. Management fees are calculated as a percentage of cash collections, however, for revenue reporting purposes are recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

         Property Taxes and Insurance

          Property taxes and insurance from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $955,000 and $641,000, respectively. The increase of $314,000, or 49%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

         Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

          Professional and administrative expenses from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $580,000 and $693,000, respectively. The decrease of $113,000, or 16%, was primarily due to decreased legal and professional fees in relation to the merger and the class action litigation. Professional and administrative expenses for the three months ended March 31, 2006 included approximately $0 and $135,000 in merger and litigation expenses, respectively. Professional and administrative expenses for the three months ended March 31, 2005 included approximately $153,000 and $153,000 in merger and litigation expenses, respectively.

          Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2006 and 2005 were approximately $406,000 and $352,000, respectively. The increase of $54,000, or 15%, was primarily due to increased personnel costs.

          Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

          Professional and administrative expenses reimbursed to affiliate consisted of the following:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Finance	$108,000	$101,000
Accounting	213,000	157,000
Investor Relations	55,000	47,000
Human Resources	4,000	3,000
Overhead	26,000	44,000

Total	$406,000	$352,000

         Depreciation and Amortization

          Depreciation and amortization expense from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $2,891,000 and $1,825,000, respectively. The increase of $1,066,000, or 58%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

         Interest and Other Income

          Interest and other income for the three months ended March 31, 2006 and 2005 was approximately $94,000 and $41,000, respectively. The increase of $53,000 was primarily the result of a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building.

         Interest Expense

          Interest expense from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $2,522,000 and $1,642,000, respectively. The increase of $880,000, or 54%, was primarily due to additional loan proceeds obtained in the third and fourth quarters of 2005 and the first quarter of 2006.

         Loss on Disposal of Assets

          The loss on disposal of assets from continuing operations for the three months ended March 31, 2006 and 2005 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties. These replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, among others.

         Discontinued Operations

          Discontinued operations, net for the three months ended March 31, 2006 and 2005 were approximately $59,000 and $105,000, respectively. The decrease of $46,000, or 44%, was primarily due to 2006 only having one month of results because Golf Brook and Sabal Park Apartments were sold on February 2, 2006.

         Gain on Sale of Discontinued Operations

          Gain on sale of discontinued operations for the three months ended March 31, 2006 and 2005 was approximately $48,271,000 and $0, respectively. The increase was due to the sale of Golf Brook and Sabal Park Apartments on February 2, 2006.

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

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating activities	$1,807,724	$1,841,478
Investing activities	(64,996,127)	(3,644,698)
Financing activities	57,800,435	14,668,997

Net (decrease) increase in cash and equivalents	$(5,387,968)	$12,865,777

         Cash Flow from Operating Activities

          Net cash provided by operating activities decreased from approximately $1,841,000 to $1,808,000 for the three months ended March 31, 2005 and 2006, respectively. The change was not significant and is not indicative of any known trend or uncertainty.

         Cash Flow from Investing Activities

          Net cash used in investing activities increased from approximately $3,645,000 to $64,996,000 for the three months ended March 31, 2005 and 2006, respectively. The increase was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater. The increase is partially offset by the sale of Golf Brook and Sabal Park Apartments in February 2006.

         Cash Flow from Financing Activities

          Net cash provided by financing activities increased from approximately $14,669,000 to $57,800,000 for the three months ended March 31, 2005 and 2006, respectively. The change was primarily the result of loan proceeds obtained in 2006 used to fund our apartment acquisitions.

         Future Liquidity

          Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves which consist of unrestricted cash as shown on our balance sheet were approximately $21,000 on March 31, 2006.

          On March 20, 2006, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved a quarterly distribution of $0.10 per unit on NTS Realty's limited partnership units. The distribution was paid on April 14, 2006, to limited partners of record at the close of business on April 17, 2006.

          We expect to incur capital expenditures of approximately $8.4 million funded by borrowings on our debt during the next twelve months primarily for roof replacements and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments. We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

          On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, an affiliate of NTS Realty's general partner. The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement. The amended and restated management agreement became effective as of December 29, 2005. The resulting disposition fee of approximately $715,000, construction supervision fees of approximately $73,000 and commercial leasing fees of approximately $83,000 may reasonably be expected to have a significant and material continuing impact on our future liquidity.

         Property Transactions

          On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association. We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments pending permanent financing. On March 23, 2006, the line of credit was increased to $24.0 million to assist in future acquisitions and other working capital needs.

          On August 26, 2005, we purchased The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana. The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and a lighted tennis court.

          On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee and one multifamily property located in Richmond, Virginia from an unaffiliated Delaware limited partnership. Subject to the terms and conditions of the Agreements, we agreed to pay approximately $117.25 million for the properties. The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Richmond property has 240 units.

          On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a purchase price of approximately $71.5 million, resulting in a significant gain.

          On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Richmond, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with an outstanding balance of approximately $33.4 million). The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

          On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana. These properties are commonly known as AMLI at Castle Creek and AMLI at Lake Clearwater. Castle Creek has 276 units and Lake Clearwater has 216 units. Subject to the terms and conditions of the agreement, we agreed to pay a purchase price totaling approximately $50.0 million.

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

Contractual Obligations and Commercial Commitments

          The following table represents our obligations and commitments to make future payments as of March 31, 2006 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$229,322,181	$60,745,919	$19,237,707	$10,864,884	$138,473,671
Capital lease obligations	--	--	--	--	--
Operating leases (1)	--	--	--	--	--
Other long-term obligations (2)	--	--	--	--	--

Total contractual cash obligations	$229,322,181	$60,745,919	$19,237,707	$10,864,884	$138,473,671

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	One - Three Years	Three - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$--	$--	$--	$--	$--
Standby letters of credit and guarantees	--	--	--	--	--
Other commercial commitments (1)	--	--	--	--	--

Total commercial commitments	$--	$--	$--	$--	$--

(1)	We do not, as a practice, enter into long-term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

          Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate with the exception of approximately $29.8 million at variable rates. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $8.7 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $298,000 annually.

Item 4 – Controls and Procedures

          Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

          Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

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

Item 1A – Risk Factors

          There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

          On November 21, 2005, we announced that Mr. J.D. Nichols, Chairman of NTS Realty Capital, Inc., our managing general partner, adopted three pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plans authorize their administrator, PNC Investment, to purchase our limited partnership units from time to time, through no later than October 2006, on behalf of three entities controlled or established by Mr. Nichols. Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase. During the period ended March 31, 2006, the three entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2006	23,000	$6.12	23,000	(1)

February 2006	16,800	$6.97	16,800	(1)

March 2006	11,000	$8.37	11,000	(1)

Total	50,800	$6.89	50,800	(1)

(1)	A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

Item 3 – Defaults Upon Senior Securities
None.

Item 4 – Submission of Matters to a Vote of Security Holders
None.

Item 5 – Other Information
None.

Item 6 – Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

Exhibit No.
3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guarantee by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(8)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(8)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004

(3)	Incorporated by reference to the Registrant's Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004

(4)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005

(5)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006

(6)	Incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006

(7)	Incorporated by reference to the Registrant's Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006

(8)	Filed herewith

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
                    Date: May 12, 2006

           By:    /s/ Gregory A. Wells
                    ——————————————
                    Gregory A. Wells
                    Its:     Chief Financial Officer
Date: May 12, 2006