Form 10-Q
period 2006-06-30
NTS REALTY HOLDINGS LP
filed 2006-08-09
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes   ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐          Accelerated filer   ☐              Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐      No   ☒

As of August 7, 2006, there were 11,381,608 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred.  For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur.  If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of June 30, 2006 and December 31, 2005

	(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$344,372	$5,409,318
Cash and equivalents — restricted	546,900	1,260,937
Accounts receivable, net of allowance for doubtful accounts of $290,675 at June 30, 2006 and $342,002 at December 31, 2005	2,232,386	2,091,285
Land, buildings and amenities, net	305,713,837	143,544,705
Long-lived assets held for sale	—	27,912,717
Other assets	5,284,069	7,589,861

Total assets	$314,121,564	$187,808,823

LIABILITIES:
Mortgages and notes payable	$219,392,979	$138,012,832
Accounts payable and accrued expenses	2,442,648	2,801,960
Accounts payable and accrued expenses due to affiliate	787,223	373,138
Distributions payable	1,138,161	2,276,321
Security deposits	1,072,502	776,144
Long-lived liabilities held for sale	—	274,975
Other liabilities	3,212,379	1,243,258

Total liabilities	228,045,892	145,758,628

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	86,075,672	42,050,195

Total liabilities and partners’ equity	$314,121,564	$187,808,823

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners’ Equity as of June 30, 2006
(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net loss prior year	—	—	(134,392)	(2,006,434)	(2,140,826)
Net income current year	—	—	2,906,638	43,395,160	46,301,798
Cash distributions declared to date	—	—	(500,144)	(7,466,981)	(7,967,125)
Balances on June 30, 2006	714,491	10,667,117	$5,403,483	$80,672,189	$86,075,672

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Rental income	$11,158,069	$6,736,558	$19,995,589	$13,283,690
Tenant reimbursements	554,707	505,066	1,050,006	1,011,376

Total revenue	11,712,776	7,241,624	21,045,595	14,295,066

EXPENSES:
Operating expenses	2,397,860	1,511,123	4,094,544	2,969,953
Operating expenses reimbursed to affiliate	1,321,380	757,518	2,369,108	1,505,895
Management fees	583,948	340,006	1,063,409	652,417
Property taxes and insurance	1,297,513	681,351	2,252,897	1,322,048
Professional and administrative expenses	384,017	740,361	963,552	1,433,413
Professional and administrative expenses reimbursed to affiliate	402,491	344,296	808,376	696,582
Depreciation and amortization	4,183,484	1,806,951	7,074,505	3,631,730

Total operating expenses	10,570,693	6,181,606	18,626,391	12,212,038

OPERATING INCOME	1,142,083	1,060,018	2,419,204	2,083,028

Interest and other income	43,234	117,109	137,729	158,008
Interest expense	(3,579,065)	(1,742,490)	(6,101,249)	(3,384,182)
Loss on disposal of assets	(32,560)	(118,559)	(130,230)	(133,752)

LOSS FROM CONTINUING OPERATIONS	(2,426,308)	(683,922)	(3,674,546)	(1,276,898)
Discontinued operations, net	(33,266)	110,069	25,858	214,771
Gain on sale of discontinued operations	1,679,143	—	49,950,486	—

NET (LOSS) INCOME	$(780,431)	$(573,853)	$46,301,798	$(1,062,127)

Loss from continuing operations allocated to limited partners	$(2,273,994)	$(640,988)	$(3,443,873)	$(1,196,740)
Discontinued operations, net allocated to limited partners	(31,178)	103,159	24,235	201,289
Gain on sale of discontinued operations allocated to limited partners	1,573,733	—	46,814,798	—

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(731,439)	$(537,829)	$43,395,160	$(995,451)

Loss from continuing operations per limited partnership unit	$(0.21)	$(0.06)	$(0.32)	$(0.11)
Discontinued operations, net per limited partnership unit	—	0.01	—	0.02
Gain on sale of discontinued operations per limited partnership unit	0.14	—	4.39	—

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.07)	$(0.05)	$4.07	$(0.09)

Number of limited partnership interests	10,667,117	10,667,117	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$46,301,798	$(1,062,127)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued assets	(49,950,486)	—
Loss on disposal of assets	130,230	157,485
Depreciation and amortization	7,614,988	4,630,055
Write-off of loan costs	—	113,102
Changes in assets and liabilities:
Cash and equivalents — restricted	(160,042)	(1,353,693)
Accounts receivable	(6,275)	(406,666)
Other assets	(542,964)	(1,471,421)
Accounts payable and accrued expenses	(359,312)	(493,360)
Accounts payable and accrued expenses due to affiliate	414,085	262,343
Distributions declared payable	(1,138,160)	(1,138,161)
Security deposits	160,608	218,740
Other liabilities	691,735	2,680,374

Net cash provided by operating activities	3,156,205	2,136,671

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,200,621)	(2,988,139)
Proceeds from sale of discontinued operations	77,483,821	—
Acquisitions	(131,111,503)	—
Cash and equivalents — restricted	874,079	(2,000,000)

Net cash used in investing activities	(54,954,224)	(4,988,139)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	42,500,000	30,000,000
Proceeds from revolving note payable	36,565,552	—
Principal payments on mortgages and notes payable	(31,063,387)	(813,978)
Payoff of note payable	—	(14,712)
Payoff of revolving note payable	—	(14,971,350)
Additions to loan costs	(130,932)	(63,574)
Cash distributions.	(1,138,160)	(1,138,161)

Net cash provided by financing activities	46,733,073	12,998,225

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(5,064,946)	10,146,757

CASH AND EQUIVALENTS, beginning of period	5,409,318	2,573,855

CASH AND EQUIVALENTS, end of period	$344,372	$12,720,612

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$(33,377,982)	$—
Mortgage payable assumed in acquisition	$33,377,982	$—

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements
(Unaudited)

The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2006.  In the opinion of our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2006 and 2005.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us”, or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At June 30, 2006, we owned twenty-nine properties, comprised of nine multifamily properties; sixteen office and business centers; three retail properties; and one ground lease.  The properties are located in and around Louisville (17) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (1), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 2,540 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 14, 2006 and July 14, 2006.

Note 2 — Use of Estimates and Reclassifications in the Preparation of Financial Statements

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

Certain reclassifications have been made to the June 30, 2005 and December 31, 2005 financial statements to conform to the June 30, 2006 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

During the six months ended June 30, 2006 and the year ended December 31, 2005, we made the following property acquisitions:

Property	Our Ownership	Date of Purchase	Purchase Price
The Lakes Apartments	100%	August 26, 2005	$15,975,000
The Grove at Richland Apartments	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	100%	February 3, 2006	44,254,500
Castle Creek Apartments	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	100%	March 23, 2006	23,000,001

On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association.  We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments, pending permanent financing.  On March 23, 2006, the line of credit was increased to $24.0 million to assist in future acquisitions and other working capital needs.

On August 26, 2005, we purchased The Lakes Apartments, a 230-unit luxury multifamily property, located adjacent to Willow Lake Apartments in Indianapolis, Indiana.

On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee, and one multifamily property located in Richmond, Virginia, from an unaffiliated Delaware limited partnership.  We agreed to pay an aggregate of approximately $117.2 million for the properties.  The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Richmond property has 240 units.

On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee, and one multifamily property in Richmond, Virginia, for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with an outstanding balance of approximately $33.4 million).  The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana.  These properties are commonly known as Castle Creek Apartments and Lake Clearwater Apartments.  Castle Creek has 276 units and Lake Clearwater has 216 units.  Subject to the terms and conditions of the agreement, we agreed to pay a purchase price totaling approximately $50.0 million.

On March 23, 2006, we closed on our agreement to purchase Castle Creek Apartments and Lake Clearwater Apartments located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

The acquisitions were accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”  The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition.  We allocated the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  For the 2006 acquisitions listed above, we recorded land, buildings and amenities of approximately $166.7 million.  We also recorded approximately $200,000 in security deposits and approximately $541,000 in prepaid liabilities and accrued property taxes.  We recorded an intangible asset for the acquired in-place leases of approximately $657,000, which is included in other assets.  This will be amortized over a period of one year, which approximates the weighted average lease lives.  Amortization of approximately $164,000 and $215,000 was included in our amortization expense for the three and six months ended June 30, 2006, respectively.  No above or below market leases or customer relationship intangibles exist.  At the date of the acquisitions, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2006 and 2005 acquisitions as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$11,712,776	$11,382,587	$22,946,302	$22,535,187
Expenses and other income, net	14,139,084	13,679,993	27,592,804	26,849,569

Loss from continuing operations	$(2,426,308)	$(2,297,406)	$(4,646,502)	$(4,314,382)

Net (loss) income	$(780,431)	$(2,187,337)	$45,329,842	$(4,099,611)

Loss from continuing operations allocated to limited partners	$(2,273,994)	$(2,153,184)	$(4,354,814)	$(4,043,543)

Net (loss) income allocated to limited partners	$(731,439)	$(2,050,025)	$42,484,219	$(3,842,254)

Loss from continuing operations per limited partnership unit	$(0.21)	$(0.20)	$(0.41)	$(0.38)

Net (loss) income per limited partnership unit	$(0.07)	$(0.19)	$3.98	$(0.36)

Number of limited partnership interests	10,667,117	10,667,117	10,667,117	10,667,117

Dispositions

On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a sale price of approximately $71.5 million, resulting in a gain of approximately $48.3 million.

On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

On May 18, 2006, we closed on our agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for a sale price of $7.1 million, resulting in a gain of approximately $1.7 million.

During the six months ended June 30, 2006, we made the following property dispositions:

Property	Our Ownership	Date of Sale	Sale Price
Golf Brook Apartments	100%	February 2, 2006	$43,153,500
Sabal Park Apartments	100%	February 2, 2006	28,350,000
Commonwealth Business Center Phase I	100%	May 18, 2006	4,331,000
Commonwealth Business Center Phase II	100%	May 18, 2006	2,769,000

We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments and Commonwealth Business Center Phases I and II.  The assets and liabilities held for sale have been separately identified on our balance sheet at December 31, 2005.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and six months ended June 30, 2006 and 2005.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE:
Rental income	$16,643	$1,517,901	$665,882	$3,015,544
Tenant reimbursements	24,138	42,235	69,799	75,045

Total revenue	40,781	1,560,136	735,681	3,090,589

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	36,014	682,506	422,458	1,344,434
Management fees	6,733	83,782	37,047	160,845
Property taxes and insurance	16,559	170,894	112,301	343,601
Depreciation and amortization	2,756	322,113	51,438	639,798

Total expenses	62,062	1,259,295	623,244	2,488,678

DISCONTINUED OPERATING (LOSS) INCOME	(21,281)	300,841	112,437	601,911

Interest and other income	800	2,152	1,865	5,477
Interest expense	(12,785)	(183,314)	(88,444)	(368,884)
Loss on disposal of assets	—	(9,610)	—	(23,733)

Discontinued operations, net	$(33,266)	$110,069	$25,858	$214,771

Gain on sale of discontinued operations	$1,679,143	$—	$49,950,486	$—

The components of long-lived assets held for sale consisted primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale included the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 4 — Concentration of Credit Risk

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

Note 6 — Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $3,884,000 and $1,482,000, respectively.  Depreciation expense for the six months ended June 30, 2006 and 2005 was approximately $6,592,000 and $2,976,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2006 and 2005 did not result in an impairment loss.

Note 8 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2006	December 31, 2005
Mortgage payable to an insurance company in monthly installments, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $28,319,272	$29,229,679	$29,543,665

Mortgage payable to a bank in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 7.609%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $17,030,731. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	13,626,000	13,758,000

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $164,259,313	73,673,784	74,154,709

Mortgage payable to an insurance company in monthly installments, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $164,259,313	33,226,662	—

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 7.096%, due August 24, 2006	13,875,495	—

Mortgage payable to a bank in monthly installments, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,882,085	2,674,746	2,720,522

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,450,885	2,824,367	2,920,614

Mortgage payable to an insurance company in monthly installments, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,677,749	2,767,276	2,815,322

Mortgage payable to a bank in monthly installments, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $15,183,647	12,017,073	12,100,000

Note payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 2.50%, currently 7.85%, maturing October 1, 2006	35,477,897	—

	$219,392,979	$138,012,832

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on June 30, 2006 was approximately $199.8 million.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2006.  We intend to renew or refinance our notes payable coming due in the next twelve months.

Note 9 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 — Related Party Transactions

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the three and six months ended June 30, 2006 and 2005.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended June 30,
	2006	2005
Property management fees	$590,681	$423,788

Operating expenses reimbursement - Property	807,103	611,088
Operating expenses reimbursement - Multifamily Leasing	102,090	50,422
Operating expenses reimbursement - Administrative	409,698	300,117
Operating expenses reimbursement - Other	28,982	28,277

Total operating expenses reimbursed to affiliate	1,347,873	989,904

Professional and administrative expenses reimbursed to affiliate	402,491	344,296

Construction supervision fees	40,117	—
Commercial leasing fees	62,665	—

Total related party transactions	$2,443,827	$1,757,988

	(Unaudited)
	For the Six Months Ended June 30,
	2006	2005
Property management fees	$1,100,456	$813,262

Operating expenses reimbursement - Property	1,643,289	1,222,940
Operating expenses reimbursement - Multifamily Leasing	200,378	101,212
Operating expenses reimbursement - Administrative	773,631	596,900
Operating expenses reimbursement - Other	54,312	49,243

Total operating expenses reimbursed to affiliate	2,671,610	1,970,295

Professional and administrative expenses reimbursed to affiliate	808,376	696,582

Construction supervision fees	105,573	—
Commercial leasing fees	145,315	—

Total related party transactions	$4,831,330	$3,480,139

Property, leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended June 30, 2006 and 2005, we were charged approximately $16,000 and $15,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the six months ended June 30, 2006 and 2005, we were charged approximately $40,000 and $30,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 during each of the three months ended June 30, 2006 and 2005 and $148,000 during each of the six months ended June 30, 2006 and 2005.  The average per square foot rental rate for similar space in NTS Center as of June 30, 2006 was $14.20 per square foot.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot.  We received rental payments of approximately $1,000 and $4,000 from NTS Development Company during the three and six months ended June 30, 2006, respectively.  We received rental payments of approximately $2,000 and $4,000 from NTS Development Company during the three and six months ended June 30, 2005, respectively.  The average per square foot rental rate for similar space as of June 30, 2006 was $5.50 per square foot.  Commonwealth Business Center Phase I was sold May 18, 2006.

Pursuant to the amended and restated management agreement with us, NTS Development Company received a disposition fee equal to 1% of the sale price of Golf Brook Apartments and Sabal Park Apartments and 3% of the sale price of Commonwealth Business Center Phases I and II.  The total fees were $715,035 and $213,000, respectively, which is included in gain on sale of discontinued operations on our statement of operations.

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

Note 12 — Segment Reporting

Our reportable operating segments include — Land, Retail, Commercial and Multifamily Real Estate Operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income or loss.  Expenses at the Partnership level are represented in the nonsegment column.

	(Unaudited)
	Three Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$9,042	$341,818	$3,845,457	$7,035,550	$(73,798)	$11,158,069
Tenant reimbursements	—	20,366	534,341	—	—	554,707

Total revenue	9,042	362,184	4,379,798	7,035,550	(73,798)	11,712,776

Operating expenses and operating expenses reimbursed to affiliate	136	33,195	1,307,985	2,377,924	—	3,719,240
Management fees	451	18,048	209,573	355,876	—	583,948
Property taxes and insurance	414	10,005	387,675	866,344	33,075	1,297,513
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	786,508	786,508
Depreciation and amortization	652	73,797	1,090,477	3,018,558	—	4,183,484

Total operating expenses	1,653	135,045	2,995,710	6,618,702	819,583	10,570,693

Operating income (loss)	7,389	227,139	1,384,088	416,848	(893,381)	1,142,083

Interest and other income	—	6,572	6,262	5,400	25,000	43,234
Interest expense	—	(97,574)	(957,721)	(2,276,613)	(247,157)	(3,579,065)
Loss on disposal of assets	—	—	(16,205)	(16,355)	—	(32,560)

Income (loss) from continuing operations	7,389	136,137	416,424	(1,870,720)	(1,115,538)	(2,426,308)
Discontinued operations, net	—	—	(34,501)	1,235	—	(33,266)
Gain on sale of discontinued operations	—	—	1,679,143	—	—	1,679,143

Net income (loss)	$7,389	$136,137	$2,061,066	$(1,869,485)	$(1,115,538)	$(780,431)

	(Unaudited)
	Three Months Ended June 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$9,042	$341,392	$4,140,836	$2,321,261	$(75,973)	$6,736,558
Tenant reimbursements	—	24,225	480,841	—	—	505,066

Total revenue	9,042	365,617	4,621,677	2,321,261	(75,973)	7,241,624

Operating expenses and operating expenses reimbursed to affiliate	135	27,446	1,233,227	1,007,833	—	2,268,641
Management fees	—	11,216	215,163	113,627	—	340,006
Property taxes and insurance	403	9,594	365,706	260,067	45,581	681,351
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	1,084,657	1,084,657
Depreciation and amortization	652	68,016	1,144,501	593,782	—	1,806,951

Total operating expenses	1,190	116,272	2,958,597	1,975,309	1,130,238	6,181,606

Operating income (loss)	7,852	249,345	1,663,080	345,952	(1,206,211)	1,060,018

Interest and other income	—	37	20,676	1,029	95,367	117,109
Interest expense	—	(96,803)	(858,508)	(405,232)	(381,947)	(1,742,490)
Loss on disposal of assets	—	—	(52,579)	(65,980)	—	(118,559)

Income (loss) from continuing operations	7,852	152,579	772,669	(124,231)	(1,492,791)	(683,922)
Discontinued operations, net	—	—	40,815	69,254	—	110,069

Net income (loss)	$7,852	152,579	$813,484	$(54,977)	$(1,492,791)	$(573,853)

	(Unaudited)
	Six Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$18,085	$687,900	$7,691,950	$11,741,235	$(143,581)	$19,995,589
Tenant reimbursements	—	40,149	1,009,857	—	—	1,050,006

Total revenue	18,085	728,049	8,701,807	11,741,235	(143,581)	21,045,595

Operating expenses and operating expenses reimbursed to affiliate	270	65,037	2,591,082	3,807,263	—	6,463,652
Management fees	904	37,016	422,147	603,342	—	1,063,409
Property taxes and insurance	829	20,303	767,445	1,395,524	68,796	2,252,897
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	1,771,928	1,771,928
Depreciation and amortization	1,304	145,258	2,172,126	4,755,817	—	7,074,505

Total operating expenses	3,307	267,614	5,952,800	10,561,946	1,840,724	18,626,391

Operating income (loss)	14,778	460,435	2,749,007	1,179,289	(1,984,305)	2,419,204

Interest and other income	—	6,572	64,340	12,080	54,737	137,729
Interest expense	—	(196,664)	(1,905,523)	(3,475,363)	(523,699)	(6,101,249)
Loss on disposal of assets	—	—	(51,682)	(78,548)	—	(130,230)

Income (loss) from continuing operations	14,778	270,343	856,142	(2,362,542)	(2,453,267)	(3,674,546)
Discontinued operations, net	—	—	16,091	9,767	—	25,858
Gain on sale of discontinued operations	—	—	1,679,143	48,271,343	—	49,950,486

Net income (loss)	$14,778	$270,343	$2,551,376	$45,918,568	$(2,453,267)	$46,301,798

	(Unaudited)
	Six Months Ended June 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$18,085	$682,785	$8,178,345	$4,569,602	$(165,127)	$13,283,690
Tenant reimbursements	—	37,438	973,938	—	—	1,011,376

Total revenue	18,085	720,223	9,152,283	4,569,602	(165,127)	14,295,066

Operating expenses and operating expenses reimbursed to affiliate	270	56,848	2,490,765	1,927,965	—	4,475,848
Management fees	—	24,667	401,605	226,145	—	652,417
Property taxes and insurance	807	18,729	737,918	473,431	91,163	1,322,048
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	2,129,995	2,129,995
Depreciation and amortization	1,304	142,844	2,299,277	1,188,305	—	3,631,730

Total operating expenses	2,381	243,088	5,929,565	3,815,846	2,221,158	12,212,038

Operating income (loss)	15,704	477,135	3,222,718	753,756	(2,386,285)	2,083,028

Interest and other income	—	49	35,617	2,407	119,935	158,008
Interest expense	—	(188,054)	(1,696,440)	(815,918)	(683,770)	(3,384,182)
Loss on disposal of assets	—	—	(60,014)	(73,738)	—	(133,752)

Income (loss) from continuing operations	15,704	289,130	1,501,881	(133,493)	(2,950,120)	(1,276,898)
Discontinued operations, net	—	—	22,735	192,036	—	214,771

Net income (loss)	$15,704	289,130	$1,524,616	$58,543	$(2,950,120)	$(1,062,127)

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight-lining” or “stepping” rent, has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease if the stated rent progressively increases over the term of the lease.  Due to the impact of “straight-lining,” rental income exceeded the cash collected for rent by approximately $27,000 and $21,000 for the three and six months ended June 30, 2006, respectively.  Rental income exceeded the cash collected for rent by approximately $78,000 and $366,000, for the three and six months ended June 30, 2005, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the breakpoint that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

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

Results of Operations

At June 30, 2006, we owned twenty-nine properties, comprised of nine multifamily properties, sixteen office and business centers, three retail properties and one ground lease.  We generate substantially all of our operating income from property operations.

Net loss from continuing operations for the three months ended June 30, 2006 and 2005 was approximately $(2,426,000) and $(684,000) respectively.  Net loss from continuing operations for the six months ended June 30, 2006 and 2005 was approximately $(3,675,000) and $(1,277,000) respectively.  The increases in net loss were primarily due to the acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.  These acquisitions resulted in increased operating expenses as well as increased interest expense in relation to loans obtained in 2006.  Rental income increased from the period June 30, 2005 to the period ended June 30, 2006, primarily as the result of these acquisitions.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2006 and 2005.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$362,184	$4,379,798	$7,035,550	$(73,798)	$11,712,776
Operating expenses and operating expenses reimbursed to affiliate	136	33,195	1,307,985	2,377,924	—	3,719,240
Depreciation and amortization	652	73,797	1,090,477	3,018,558	—	4,183,484
Total interest expense	—	97,574	957,721	2,276,613	247,157	3,579,065
Net income (loss)	7,389	136,137	2,061,066	(1,869,485)	(1,115,538)	(780,431)

	(Unaudited)
	Three Months Ended June 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$365,617	$4,621,677	$2,321,261	$(75,973)	$7,241,624
Operating expenses and operating expenses reimbursed to affiliate	135	27,446	1,233,227	1,007,833	—	2,268,641
Depreciation and amortization	652	68,016	1,144,501	593,782	—	1,806,951
Total interest expense	—	96,803	858,508	405,232	381,947	1,742,490
Net income (loss)	7,852	152,579	813,484	(54,977)	(1,492,791)	(573,853)

	(Unaudited)
	Six Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$18,085	$728,049	$8,701,807	$11,741,235	$(143,581)	$21,045,595
Operating expenses and operating expenses reimbursed to affiliate	270	65,037	2,591,082	3,807,263	—	6,463,652
Depreciation and amortization	1,304	145,258	2,172,126	4,755,817	—	7,074,505
Total interest expense	—	196,664	1,905,523	3,475,363	523,699	6,101,249
Net income (loss)	14,778	270,343	2,551,376	45,918,568	(2,453,267)	46,301,798

	(Unaudited)
	Six Months Ended June 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$18,085	$720,223	$9,152,283	$4,569,602	$(165,127)	$14,295,066
Operating expenses and operating expenses reimbursed to affiliate	270	56,848	2,490,765	1,927,965	—	4,475,848
Depreciation and amortization	1,304	142,844	2,299,277	1,188,305	—	3,631,730
Total interest expense	—	188,054	1,696,440	815,918	683,770	3,384,182
Net income (loss)	15,704	289,130	1,524,616	58,543	(2,950,120)	(1,062,127)

Occupancy levels at our continuing properties by segment as of June 30, 2006 and 2005 were as follows:

	2006	2005
Commercial	77.1%	85.3%
Multifamily	94.6%	90.3%
Retail	99.4%	100.0%
Land	N/A	N/A

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial	77.3%	85.2%	77.4%	85.3%
Multifamily	94.7%	88.7%	94.1%	86.5%
Retail	99.6%	100.0%	99.8%	100.0%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ended June 30, 2006 and 2005.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $11,713,000 and $7,242,000, respectively.  Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $21,046,000 and $14,295,000, respectively.  The increases of $4,471,000, or 62%, and $6,751,000, or 47%, respectively, were primarily the result of acquiring The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) and The Lakes Apartments  (August 2005).

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $2,398,000 and $1,511,000, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $4,095,000 and $2,970,000, respectively.  The increases of $887,000, or 59%, and $1,125,000, or 38%, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $1,321,000 and $758,000, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $2,369,000 and $1,506,000, respectively.  The increases of $563,000, or 74%, and $863,000, or 57%, respectively, were primarily due to acquiring the five apartments in 2006 (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments) and the one apartment in August 2005 (The Lakes Apartments).

Management Fees

Management fees from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $584,000 and $340,000, respectively.  Management fees from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $1,063,000 and $652,000, respectively.  The increases of $244,000, or 72%, and $411,000, or 63%, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $1,298,000 and $681,000, respectively.  Property taxes and insurance from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $2,253,000 and $1,322,000, respectively.  The increases of $617,000, or 91%, and $931,000, or 70%, respectively, were primarily due to the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments, the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $384,000 and $740,000, respectively.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $964,000 and $1,433,000, respectively.  The decreases of $356,000, or 48%, and $469,000, or 33%, respectively, were primarily due to decreased legal and professional fees in relation to the merger and the class action litigation.  Professional and administrative expenses for the six months ended June 30, 2006 included approximately $0 and $122,000 in merger and litigation expenses, respectively.  Professional and administrative expenses for the six months ended June 30, 2005 included approximately $141,000 and $510,000 in merger and litigation expenses, respectively.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2006 and 2005 were approximately $402,000 and $344,000, respectively.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2006 and 2005 were approximately $808,000 and $697,000, respectively.  The increases of $58,000, or 17%, and $111,000, or 16%, respectively, were primarily due to increased personnel costs, which were a result of our property acquisitions.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Finance	$103,000	$91,000	$211,000	$192,000
Accounting	204,000	152,000	417,000	309,000
Investor Relations	63,000	54,000	118,000	101,000
Human Resources	5,000	3,000	9,000	7,000
Overhead	27,000	44,000	53,000	88,000

Total	$402,000	$344,000	$808,000	$697,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2006 and 2005 was approximately $4,183,000 and $1,807,000, respectively.  Depreciation and amortization expense from continuing operations for the six months ended June 30, 2006 and 2005 was approximately $7,075,000 and $3,632,000, respectively.  The increases of $2,376,000 and $3,443,000, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Interest and Other Income

Interest and other income for the three months ended June 30, 2006 and 2005 was approximately $43,000 and $117,000, respectively.  The decrease of $74,000, or 63%, was primarily the result of decreased interest earned on investments.

Interest and other income for the six months ended June 30, 2006 and 2005 was approximately $138,000 and $158,000, respectively.  The decrease of $20,000, or 13%, was primarily the result of decreased interest earned on investments, which matured in the first quarter of 2006, partially offset by a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2006 and 2005 was approximately $3,579,000 and $1,742,000, respectively.  Interest expense from continuing operations for the six months ended June 30, 2006 and 2005 was approximately $6,101,000 and $3,384,000, respectively.  The increases of $1,837,000 and $2,717,000, respectively, were primarily due to additional loan proceeds obtained in the third and fourth quarters of 2005 and the first quarter of 2006.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2006 and 2005 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties.  These replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, and tenant improvements, among others.

Discontinued Operations

Discontinued operations, net for the three months ended June 30, 2006 and 2005 were approximately $(33,000) and $110,000, respectively.  Discontinued operations, net for the six months ended June 30, 2006 and 2005 were approximately $26,000 and $215,000, respectively.  The decreases of $143,000 and $189,000, respectively, were primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and Commonwealth Business Center Phases I and II on May 18, 2006.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended June 30, 2006 and 2005 was approximately $1,679,000 and $0, respectively.  The increase was due to the sale of Commonwealth Business Center Phases I and II on May 18, 2006.

Gain on sale of discontinued operations for the six months ended June 30, 2006 and 2005 was approximately $49,950,000 and $0, respectively.  The increase was due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and the sale of Commonwealth Business Center Phases I and II on May 18, 2006.

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

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
Operating activities	$3,156,205	$2,136,671
Investing activities	(54,954,224)	(4,988,139)
Financing activities	46,733,073	12,998,225

Net (decrease) increase in cash and equivalents	$(5,064,946)	$10,146,757

Cash Flow from Operating Activities

Net cash provided by operating activities increased from approximately $2,137,000 to $3,156,000 for the six months ended June 30, 2005 and 2006, respectively.  The increase was primarily due to the operations of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments, acquired in 2006.  The increase is partially offset by the discontinued operations of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.

Cash Flow from Investing Activities

Net cash used in investing activities increased from approximately $4,988,000 to $54,954,000 for the six months ended June 30, 2005 and 2006, respectively.  The increase was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.  The increase is partially offset by the sale of Golf Brook Apartments and Sabal Park Apartments in February 2006 and Commonwealth Business Center Phases I and II in May 2006.

Cash Flow from Financing Activities

Net cash provided by financing activities increased from approximately $12,998,000 to $46,733,000 for the six months ended June 30, 2005 and 2006, respectively.  The change was primarily the result of loan proceeds obtained in 2006 used to fund our apartment acquisitions.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves which consist of unrestricted cash as shown on our balance sheet were approximately $344,000 on June 30, 2006.

On March 20, 2006, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved a quarterly distribution of $0.10 per unit on NTS Realty’s limited partnership units.  The distribution was paid on April 14, 2006, to limited partners of record at the close of business on March 31, 2006.

On June 13, 2006, NTS Realty announced that the board of directors of its managing general partner, NTS Realty Capital, Inc., approved a quarterly distribution of $0.10 per unit on NTS Realty’s limited partnership units.  The distribution was paid on July 14, 2006, to limited partners of record at the close of business on June 30, 2006.

We expect to incur capital expenditures of approximately $7.9 million funded by borrowings on our debt during the next twelve months primarily for roof replacements and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, an affiliate of NTS Realty’s general partner.  The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement.  The amended and restated management agreement became effective as of December 29, 2005.  The resulting disposition fee of approximately $928,000, construction supervision fees of approximately $106,000 and commercial leasing fees of approximately $145,000 may reasonably be expected to have a significant and material continuing impact on our future liquidity.

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

On August 26, 2005, we purchased The Lakes Apartments, a 230-unit luxury multifamily property, located adjacent to Willow Lake Apartments in Indianapolis, Indiana.

On November 1, 2005, we announced that we entered into two agreements to purchase two multifamily properties located in Nashville, Tennessee, and one multifamily property located in Richmond, Virginia, from an unaffiliated Delaware limited partnership.  We agreed to pay approximately $117.2 million for the properties.  The properties in Nashville consist of apartment complexes with 292 units and 301 units, respectively, while the Richmond property has 240 units.

On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a sale price of approximately $71.5 million, resulting in a significant gain.

On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee, and one multifamily property in Richmond, Virginia, for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with an outstanding balance of approximately $33.4 million).  The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

On February 7, 2006, we announced that we entered into an agreement to purchase two multifamily properties located in Indianapolis, Indiana.  These properties are commonly known as Castle Creek Apartments and Lake Clearwater Apartments.  Castle Creek has 276 units and Lake Clearwater has 216 units.  Subject to the terms and conditions of the agreement, we agreed to pay a purchase price totaling approximately $50.0 million.

On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

On March 23, 2006, we closed on our agreement to purchase Castle Creek Apartments and Lake Clearwater Apartments located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

On May 18, 2006, we closed on our agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for $7.1 million.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2006 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$219,392,979	$50,816,717	$19,237,707	$10,864,884	$138,473,671
Capital lease obligations	—	—	—	—	—
Operating leases(1)	—	—	—	—	—
Other long-term obligations(2)	—	—	—	—	—

Total contractual cash obligations	$219,392,979	$50,816,717	$19,237,707	$10,864,884	$138,473,671

(1)             We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(2)             We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	One - Three Years	Three - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$—	$—	$—	$—	$—
Standby letters of credit and guarantees	—	—	—	—	—
Other commercial commitments(1)	—	—	—	—	—

Total commercial commitments	$—	$—	$—	$—	$—

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate with the exception of approximately $63.0 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $8.1 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $630,000 annually.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2006.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.  There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the three and six months ended June 30, 2006.

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

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2006.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2005, we announced that Mr. J.D. Nichols, Chairman of NTS Realty Capital, Inc., our managing general partner, adopted three pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plans authorize their administrator, PNC Investments, to purchase our limited partnership units from time to time, through no later than October 2006, on behalf of three entities controlled or established by Mr. Nichols.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended June 30, 2006, the three entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2006	10,850	7.12	10,850	(1)

May 2006	9,700	6.84	9,700	(1)

June 2006	5,000	7.03	5,000	(1)

Total	25,550	6.99	25,550	(1)

(1)             A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)
2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)
3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)
3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

Exhibit No.
3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)
3.04	By-Laws of NTS Realty Capital, Inc.	(2)
10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)
10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)
10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)
10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)
10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)
10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)
10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)
10.08	Unconditional and Continuing Guarantee by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)
14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(9)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(9)
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(9)
99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)
99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	August 7, 2006

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	August 7, 2006