Form 10-Q
period 2006-09-30
NTS REALTY HOLDINGS LP
filed 2006-11-08
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐     No ☒

As of November 7, 2006, there were 11,381,608 of the registrant’s limited partnership units outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Balance Sheets as of September 30, 2006 and December 31, 2005

	(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS:
Cash and equivalents	$362,231	$5,409,318
Cash and equivalents - restricted	607,419	386,858
Accounts receivable, net of allowance for doubtful accounts of $325,001 at September 30, 2006 and $331,186 at December 31, 2005	1,533,920	1,588,460
Land, buildings and amenities, net	278,644,561	119,745,821
Long-lived assets held for sale	26,790,237	54,432,359
Other assets	3,355,530	6,246,007

Total assets	$311,293,898	$187,808,823

LIABILITIES:
Mortgages and notes payable	$219,356,656	$138,012,832
Accounts payable and accrued expenses	3,375,719	2,801,960
Accounts payable and accrued expenses due to affiliate	384,108	373,138
Distributions payable	1,138,161	2,276,321
Security deposits	903,870	634,274
Long-lived liabilities held for sale	586,006	605,806
Other liabilities	3,710,297	1,054,297

Total liabilities	229,454,817	145,758,628

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	81,839,081	42,050,195

Total liabilities and partners’ equity	$311,293,898	$187,808,823

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statement of Partners’ Equity as of September 30, 2006
(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net loss prior year	—	—	(134,392)	(2,006,434)	(2,140,826)
Net income current year	—	—	2,712,131	40,491,237	43,203,368
Cash distributions declared to date	—	—	(571,593)	(8,533,693)	(9,105,286)

Balances on September 30, 2006	714,491	10,667,117	$5,137,527	$76,701,554	$81,839,081

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Operations for the Three and Nine Months Ended
September 30, 2006 and 2005
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Rental income	$9,707,138	$5,242,887	$26,693,661	$15,570,449
Tenant reimbursements	441,909	458,006	1,327,610	1,332,038

Total revenue	10,149,047	5,700,893	28,021,271	16,902,487

EXPENSES:
Operating expenses	2,683,409	1,345,922	6,290,289	3,829,493
Operating expenses reimbursed to affiliate	1,205,509	652,095	3,315,486	1,910,714
Management fees	506,790	251,305	1,418,255	736,510
Property taxes and insurance	1,157,990	635,009	3,210,559	1,768,864
Professional and administrative expenses	546,452	601,731	1,510,004	2,035,144
Professional and administrative expenses reimbursed to affiliate	389,360	346,258	1,197,736	1,042,840
Depreciation and amortization	3,818,742	1,530,045	10,205,963	4,526,949

Total operating expenses	10,308,252	5,362,365	27,148,292	15,850,514

OPERATING (LOSS) INCOME	(159,205)	338,528	872,979	1,051,973

Interest and other income	21,536	100,426	155,881	234,180
Interest expense	(3,134,864)	(1,395,370)	(8,360,755)	(3,997,961)
Loss on disposal of assets	(42,826)	(93,439)	(156,394)	(224,292)

LOSS FROM CONTINUING OPERATIONS	(3,315,359)	(1,049,855)	(7,488,289)	(2,936,100)
Discontinued operations, net	216,929	325,487	741,171	1,149,605
Gain on sale of discontinued operations	—	—	49,950,486	—

NET (LOSS) INCOME	$(3,098,430)	$(724,368)	$43,203,368	$(1,786,495)

Loss from continuing operations allocated to limited partners	$(3,107,234)	$(983,949)	$(7,018,205)	$(2,751,783)
Discontinued operations, net allocated to limited partners	203,311	305,054	694,644	1,077,437
Gain on sale of discontinued operations allocated to limited partners	—	—	46,814,798	—

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(2,903,923)	$(678,895)	$40,491,237	$(1,674,346)

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.09)	$(0.66)	$(0.26)
Discontinued operations, net per limited partnership unit	0.02	0.03	0.07	0.10
Gain on sale of discontinued operations per limited partnership unit	—	—	4.39	—

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.27)	$(0.06)	$3.80	$(0.16)

Number of limited partnership interests	10,667,117	10,667,117	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$43,203,368	$(1,786,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued assets	(49,950,486)	—
Loss on disposal of assets	233,148	397,518
Depreciation and amortization	11,937,980	6,975,613
Write-off of loan costs	—	113,102
Changes in assets and liabilities:
Cash and equivalents – restricted	(220,561)	(60,900)
Accounts receivable	(4,215)	(581,182)
Other assets	(629,305)	(1,145,986)
Accounts payable and accrued expenses	573,759	272,937
Accounts payable and accrued expenses due to affiliate	10,970	299,725
Distributions declared payable	(1,138,161)	1,174,414
Security deposits	159,327	245,802
Other liabilities	1,608,309	930,867

Net cash provided by operating activities	5,784,133	6,835,415

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,576,206)	(5,999,618)
Proceeds from sale of discontinued operations	77,483,821	—
Acquisitions	(131,111,503)	(15,975,000)
Investment in and notes receivable from joint venture	—	(9,010,224)
Cash and equivalents – restricted	874,079	(1,702,354)

Net cash used in investing activities	(56,329,809)	(32,687,196)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	42,500,000	30,000,000
Proceeds from revolving note payable	44,211,343	14,344,857
Principal payments on mortgages and notes payable	(38,745,501)	(1,353,067)
Payoff of notes payable	—	(14,986,826)
Additions to loan costs	(190,932)	(478,259)
Cash distributions.	(2,276,321)	(2,276,321)

Net cash provided by financing activities	45,498,589	25,250,384

NET DECREASE IN CASH AND EQUIVALENTS	(5,047,087)	(601,397)

CASH AND EQUIVALENTS, beginning of period	5,409,318	2,573,855

CASH AND EQUIVALENTS, end of period	$362,231	$1,972,458

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$(33,377,982)	$—
Mortgage payable assumed in acquisition	$33,377,982	$—

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
Notes to Financial Statements
(Unaudited)

The unaudited financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2005 annual report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2006.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2006 and 2005.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At September 30, 2006, we owned twenty-nine properties, comprised of nine multifamily properties, sixteen office and business centers, three retail properties, and one ground lease.  The properties are located in and around Louisville (17) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Nashville (2), Tennessee, Richmond (1), Virginia, and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 2,540 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

We pay distributions if and when authorized by our managing general partner.  We are required to pay distributions on a quarterly basis, equal to sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year will be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year will be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

“Net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter.  Our managing general partner will establish these reserves for, among other things, working capital or capital improvement needs.  Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future.  For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

We paid quarterly distributions of $0.10 per unit to limited partners on April 14, 2006, July 14, 2006, and October 13, 2006.

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

Certain reclassifications have been made to the September 30, 2005 and December 31, 2005 financial statements to conform to the September 30, 2006 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

During the nine months ended September 30, 2006 and the year ended December 31, 2005, we made the following property acquisitions:

Property – Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Lakes Apartments	Indianapolis, IN	230	100%	August 26, 2005	$15,975,000
The Grove at Richland Apartments	Nashville, TN	292	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February 3, 2006	44,254,500
Castle Creek Apartments	Indianapolis, IN	276	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March 23, 2006	23,000,001

On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association.  We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments.  On March 23, 2006, we obtained permanent financing and the line of credit was increased to $24.0 million to assist in future acquisitions and other working capital needs.  In addition, on February 3, 2006, we assumed a mortgage with an outstanding balance of approximately $33.4 million in the purchase of three multifamily properties known as The Grove of Richland, The Grove at Swift Creek and The Grove at Whitworth.  Further, on March 23, 2006, we closed on our agreement to purchase Castle Creek Apartments and Lake Clearwater Apartments located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, which we guaranteed, and an advance on our line of credit for the balance.

The acquisitions were accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations.”  The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition.  We allocated the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  For the 2006 acquisitions listed above, we recorded land, buildings and amenities of approximately $166.7 million.  We also recorded approximately $200,000 in security deposits and approximately $541,000 in prepaid liabilities and accrued property taxes.  We recorded an intangible asset for the acquired in-place leases of approximately $657,000, which is included in other assets.  This will be amortized over a period of one year, which approximates the weighted average lease lives.  Amortization of approximately $164,000 and $379,000 was included in our amortization expense for the three and nine months ended September 30, 2006, respectively.  No above or below market leases or customer relationship intangibles exist.  At the date of the acquisitions, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2006 and 2005 acquisitions as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$10,149,047	$9,536,396	$29,921,978	$28,978,111
Expenses and other income, net	13,464,406	11,964,576	38,382,223	36,330,020

Loss from continuing operations	$(3,315,359)	$(2,428,180)	$(8,460,245)	$(7,351,909)

Net (loss) income	$(3,098,430)	$(2,102,693)	$42,231,412	$(6,202,304)

Loss from continuing operations allocated to limited partners	$(3,107,234)	$(2,275,749)	$(7,929,145)	$(6,890,386)

Net (loss) income allocated to limited partners	$(2,903,923)	$(1,970,694)	$39,580,296	$(5,812,949)

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.21)	$(0.74)	$(0.65)

Net (loss) income per limited partnership unit	$(0.27)	$(0.18)	$3.71	$(0.54)

Number of limited partnership interests	10,667,117	10,667,117	10,667,117	10,667,117

Dispositions

During the nine months ended September 30, 2006, we made the following property dispositions:

Property — Multifamily	Location	Units	Our Ownership	Date of Sale	Sale Price
Golf Brook Apartments	Orlando, FL	195	100%	February 2, 2006	$43,153,500
Sabal Park Apartments	Orlando, FL	162	100%	February 2, 2006	28,350,000

Property — Commercial	Location	Square Feet	Our Ownership	Date of Sale	Sale Price
Commonwealth Business Center Phase I	Louisville, KY	60,661	100%	May 18, 2006	$4,331,000
Commonwealth Business Center Phase II	Louisville, KY	65,869	100%	May 18, 2006	2,769,000

On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for an aggregate sales price of approximately $71.5 million, resulting in a gain of approximately $48.3 million.

On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for an aggregate sales price of $7.1 million.

On May 18, 2006, we closed on our agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for an aggregate sales price of $7.1 million, resulting in a gain of approximately $1.7 million.

On August 17, 2006, we announced that on August 16, 2006 we entered into an agreement to sell Blankenbaker Business Centers I and II, two business centers located in Louisville, Kentucky, to an unaffiliated individual for a total of $21.6 million.

On September 15, 2006, we announced that we were notified by the prospective purchaser of Blankenbaker Business Centers I and II, two of our business centers located in Louisville, Kentucky, that such purchaser was unable to fulfill his obligations under the purchase agreement and, thus terminated the agreement.

On September 18, 2006, the board of directors of our managing general partner authorized management to sell Blankenbaker Business Center I and II, Springs Medical Office Center and Springs Office Center at specified minimum prices.

We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments, Commonwealth Business Center Phases I and II, Blankenbaker Business Center I and II, Springs Medical Office Center, and Springs Office Center. These assets and liabilities held for sale have been separately identified on our balance sheets at September 30, 2006 and December 31, 2005.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and nine months ended September 30, 2006 and 2005.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE:
Rental income	$1,510,851	$3,104,623	$5,185,799	$9,076,295
Tenant reimbursements	77,130	104,401	311,234	316,791

Total revenue	1,587,981	3,209,024	5,497,033	9,393,086

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	411,799	1,075,373	1,581,052	3,153,469
Management fees	76,537	175,389	265,528	503,446
Property taxes and insurance	105,515	259,903	418,145	791,696
Depreciation and amortization	267,530	639,925	1,006,251	1,914,548

Total expenses	861,381	2,150,590	3,270,976	6,363,159

DISCONTINUED OPERATING INCOME	726,600	1,058,434	2,226,057	3,029,927

Interest and other income	1,036	19,312	6,285	49,043
Interest expense	(450,615)	(605,665)	(1,414,418)	(1,756,140)
Loss on disposal of assets	(60,092)	(146,594)	(76,753)	(173,225)

Discontinued operations, net	$216,929	$325,487	$741,171	$1,149,605

Gain on sale of discontinued operations	$-	$-	$49,950,486	$-

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $3,571,000 and $1,267,000, respectively. Depreciation expense on continuing operations for the nine months ended September 30, 2006 and 2005 was approximately $9,547,000 and $3,754,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected. Application of this standard during the three and nine months ended September 30, 2006 and 2005 did not result in an impairment loss.

Note 8 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2006	December 31, 2005
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $48,334,494	$29,069,682	$29,543,665

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 7.83%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $17,190,715. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	13,560,000	13,758,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $162,422,819	73,427,888	74,154,709

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $162,422,819	33,111,393	—

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 7.07%, due August 24, 2007	14,565,022	—

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,858,247	2,651,076	2,720,522

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,411,430	2,774,703	2,920,614

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,660,197	2,742,491	2,815,322

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $14,978,048	11,976,504	12,100,000

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 7.07%, maturing November 15, 2007, secured by certain land and buildings, with a carrying value of $28,678,208	35,477,897	—

	$219,356,656	$138,012,832

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on September 30, 2006 was approximately $205.7 million.

On August 22, 2006, the maturity date for our revolving note payable to a bank was extended from August 24, 2006 to August 24, 2007.

On October 11, 2006, we announced that an Amended and Restated Loan Agreement in connection with our existing $30.0 million mortgage payable to an insurance company and a note in connection with our existing $35.5 million note payable to a bank became effective as of October 11, 2006. These agreements effectuate an exchange of collateral under the loans. The agreement in connection with the $35.5 million note payable to a bank will reduce the interest rate payable from 250 basis points to 175 basis points over LIBOR rate. The maturity date for the $35.5 million note payable to a bank was extended from October 1, 2006 to November 15, 2007.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2006.  We intend to renew or refinance our notes payable coming due in the next twelve months.

Note 9 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 — Related Party Transactions

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, one of our affiliates.  The independent directors engaged a nationally recognized real estate expert to assist them in their review of the management agreement entered into as of December 28, 2004.  The amended and restated management agreement became effective as of December 29, 2005.

Pursuant to the agreement with us, NTS Development Company receives a variety of fees including property management fees and repair and maintenance fees.  The property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  In addition, NTS Development Company receives construction supervision fees in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple entities.  Each employee’s services which are dedicated to a particular entity’s operations are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the three and nine months ended September 30, 2006 and 2005.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2006	2005
Property management fees	$583,327	$426,693

Operating expenses reimbursement — Property	841,854	638,515
Operating expenses reimbursement — Multifamily Leasing	107,261	54,984
Operating expenses reimbursement — Administrative	345,203	291,353
Operating expenses reimbursement — Other	28,833	26,967

Total operating expenses reimbursed to affiliate	1,323,151	1,011,819

Professional and administrative expenses reimbursed to affiliate	389,360	346,258

Construction supervision fees	74,856	-
Commercial leasing fees	120,029	-

Total related party transactions	$2,490,723	$1,784,770

	(Unaudited)
	For the Nine Months Ended September 30,
	2006	2005
Property management fees	$1,683,783	$1,239,956

Operating expenses reimbursement — Property	2,485,143	1,861,455
Operating expenses reimbursement — Multifamily Leasing	307,638	156,197
Operating expenses reimbursement — Administrative	1,118,835	888,252
Operating expenses reimbursement — Other	83,145	76,210

Total operating expenses reimbursed to affiliate	3,994,761	2,982,114

Professional and administrative expenses reimbursed to affiliate	1,197,736	1,042,840

Construction supervision fees	180,429	-
Commercial leasing fees	265,344	-

Total related party transactions	$7,322,053	$5,264,910

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended September 30, 2006 and 2005, we were charged approximately $13,000 and $15,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the nine months ended September 30, 2006 and 2005, we were charged approximately $53,000 and $46,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 during each of the three months ended September 30, 2006 and 2005 and $222,000 during each of the nine months ended September 30, 2006 and 2005.  The average per square foot rental rate for similar space in NTS Center as of September 30, 2006 was $13.85 per square foot.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot. We received rental payments of $0 and approximately $4,000 from NTS Development Company during the three and nine months ended September 30, 2006, respectively. We received rental payments of approximately $2,000 and $7,000 from NTS Development Company during the three and nine months ended September 30, 2005, respectively. Commonwealth Business Center Phase I was sold May 18, 2006.

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

Litigation

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) (the “California Litigation”) on December 5, 2003. On October 26, 2006, the Superior Court entered an order holding that defendants had fulfilled their financial obligations required by the settlement.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) (the “Kentucky Litigation”) against certain of the Former General Partners and several individuals and entities affiliated with us. The complaint was amended on a number of occasions to add parties such as the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., and to add various claims seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, a declaratory judgment and injunctive relief.

The parties recently entered into an agreement for the settlement of the case. The agreement is subject to completion of a signed settlement agreement which would result in the dismissal of the litigation.

At September 30, 2006, we have accrued approximately $141,000 for the pending settlement of the Kentucky Litigation.

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

	(Unaudited)
	Three Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$9,042	$341,950	$2,316,323	$7,113,621	$(73,798)	$9,707,138
Tenant reimbursements	—	19,560	422,349	—	—	441,909

Total revenue	9,042	361,510	2,738,672	7,113,621	(73,798)	10,149,047

Operating expenses and operating expenses reimbursed to affiliate	135	33,218	960,926	2,894,639	—	3,888,918
Management fees	452	17,652	136,385	352,301	—	506,790
Property taxes and insurance	622	10,599	296,020	828,346	22,403	1,157,990
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	935,812	935,812
Depreciation and amortization	652	70,293	739,534	3,008,263	—	3,818,742

Total operating expenses	1,861	131,762	2,132,865	7,083,549	958,215	10,308,252

Operating income (loss)	7,181	229,748	605,807	30,072	(1,032,013)	(159,205)

Interest and other income	—	—	5,158	16,378	—	21,536
Interest expense	—	(97,357)	(542,417)	(2,256,261)	(238,829)	(3,134,864)
Loss on disposal of assets	—	—	(42,826)	—	—	(42,826)

Income (loss) from continuing operations	7,181	132,391	25,722	(2,209,811)	(1,270,842)	(3,315,359)
Discontinued operations, net	—	—	216,929	—	—	216,929

Net income (loss)	$7,181	$132,391	$242,651	$(2,209,811)	$(1,270,842)	$(3,098,430)

	(Unaudited)
	Three Months Ended September 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$9,042	$341,392	$2,405,767	$2,562,660	$(75,974)	$5,242,887
Tenant reimbursements	—	18,594	439,412	—	—	458,006

Total revenue	9,042	359,986	2,845,179	2,562,660	(75,974)	5,700,893

Operating expenses and operating expenses reimbursed to affiliate	135	27,193	904,367	1,066,322	—	1,998,017
Management fees	—	12,816	110,152	128,337	—	251,305
Property taxes and insurance	403	9,218	336,678	243,129	45,581	635,009
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	947,989	947,989
Depreciation and amortization	652	68,016	770,110	691,267	—	1,530,045

Total operating expenses	1,190	117,243	2,121,307	2,129,055	993,570	5,362,365

Operating income (loss)	7,852	242,743	723,872	433,605	(1,069,544)	338,528

Interest and other income	—	17	5,523	1,633	93,253	100,426
Interest expense	—	(99,895)	(482,354)	(547,582)	(265,539)	(1,395,370)
Loss on disposal of assets	—	—	(52,414)	(41,025)	—	(93,439)

Income (loss) from continuing operations	7,852	142,865	194,627	(153,369)	(1,241,830)	(1,049,855)
Discontinued operations, net	—	—	181,333	144,154	—	325,487

Net income (loss)	$7,852	142,865	$375,960	$(9,215)	$(1,241,830)	$(724,368)

	(Unaudited)
	Nine Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$27,127	$1,029,851	$6,999,206	$18,854,856	$(217,379)	$26,693,661
Tenant reimbursements	—	59,708	1,267,902	—	—	1,327,610

Total revenue	27,127	1,089,559	8,267,108	18,854,856	(217,379)	28,021,271

Operating expenses and operating expenses reimbursed to affiliate	407	98,255	2,805,213	6,701,900	—	9,605,775
Management fees	1,356	54,668	406,588	955,643	—	1,418,255
Property taxes and insurance	1,450	30,902	863,137	2,223,871	91,199	3,210,559
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	2,707,740	2,707,740
Depreciation and amortization	1,955	215,551	2,224,377	7,764,080	—	10,205,963

Total operating expenses	5,168	399,376	6,299,315	17,645,494	2,798,939	27,148,292

Operating income (loss)	21,959	690,183	1,967,793	1,209,362	(3,016,318)	872,979

Interest and other income	—	6,572	66,114	28,458	54,737	155,881
Interest expense	—	(294,021)	(1,572,581)	(5,731,625)	(762,528)	(8,360,755)
Loss on disposal of assets	—	—	(77,846)	(78,548)	—	(156,394)

Income (loss) from continuing operations	21,959	402,734	383,480	(4,572,353)	(3,724,109)	(7,488,289)
Discontinued operations, net	—	—	731,404	9,767	—	741,171
Gain on sale of discontinued operations	—	—	1,679,143	48,271,343	—	49,950,486

Net income (loss)	$21,959	$402,734	$2,794,027	$43,708,757	$(3,724,109)	$43,203,368

	(Unaudited)
	Nine Months Ended September 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Rental income	$27,127	$1,024,177	$7,627,983	$7,132,261	$(241,099)	$15,570,449
Tenant reimbursements	—	56,032	1,276,006	—	—	1,332,038

Total revenue	27,127	1,080,209	8,903,989	7,132,261	(241,099)	16,902,487

Operating expenses and operating expenses reimbursed to affiliate	406	84,043	2,661,471	2,994,287	—	5,740,207
Management fees	—	37,483	344,545	354,482	—	736,510
Property taxes and insurance	1,210	27,947	886,404	716,559	136,744	1,768,864
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	3,077,984	3,077,984
Depreciation and amortization	1,955	210,860	2,434,562	1,879,572	—	4,526,949

Total operating expenses	3,571	360,333	6,326,982	5,944,900	3,214,728	15,850,514

Operating income (loss)	23,556	719,876	2,577,007	1,187,361	(3,455,827)	1,051,973

Interest and other income	—	66	16,886	4,040	213,188	234,180
Interest expense	—	(287,949)	(1,397,204)	(1,363,500)	(949,308)	(3,997,961)
Loss on disposal of assets	—	—	(109,529)	(114,763)	—	(224,292)

Income (loss) from continuing operations	23,556	431,993	1,087,160	(286,862)	(4,191,947)	(2,936,100)
Discontinued operations, net	—	—	813,414	336,191	—	1,149,605

Net income (loss)	$23,556	431,993	$1,900,574	$49,329	$(4,191,947)	$(1,786,495)

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent, has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease if the stated rent progressively increases over the term of the lease. Due to the impact of “straight-lining,” the cash collected exceeded the rental income for rent by approximately $44,000 and $127,000 for the three and nine months ended September 30, 2006, respectively. Rental income exceeded the cash collected for rent by approximately $32,000 and $86,000, for the three and nine months ended September 30, 2005, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the breakpoint that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days if we believe these balances may be uncollectible.

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

Results of Operations

At September 30, 2006, we owned twenty-nine properties, comprised of nine multifamily properties, sixteen office and business centers, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

Net loss from continuing operations for the three months ended September 30, 2006 and 2005 was approximately $3,315,000 and $1,050,000, respectively. Net loss from continuing operations for the nine months ended September 30, 2006 and 2005 was approximately $7,488,000 and $2,936,000, respectively. The increases in net loss were primarily due to the acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments. These acquisitions resulted in increased operating expenses as well as increased interest expense related to loans obtained in 2006. Rental income partially offset these expenses as it increased from the period ended September 30, 2005 to the period ended September 30, 2006, primarily as the result of these acquisitions.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2006 and 2005. This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$361,510	$2,738,672	$7,113,621	$(73,798)	$10,149,047
Operating expenses and operating expenses reimbursed to affiliate	135	33,218	960,926	2,894,639	—	3,888,918
Depreciation and amortization	652	70,293	739,534	3,008,263	—	3,818,742
Total interest expense	—	(97,357)	(542,417)	(2,256,261)	(238,829)	(3,134,864)
Net income (loss)	7,181	132,391	242,651	(2,209,811)	(1,270,842)	(3,098,430)

	(Unaudited)
	Three Months Ended September 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$9,042	$359,986	$2,845,179	$2,562,660	$(75,974)	$5,700,893
Operating expenses and operating expenses reimbursed to affiliate	135	27,193	904,367	1,066,322	—	1,998,017
Depreciation and amortization	652	68,016	770,110	691,267	—	1,530,045
Total interest expense	—	(99,895)	(482,354)	(547,582)	(265,539)	(1,395,370)
Net income (loss)	7,852	142,865	375,960	(9,215)	(1,241,830)	(724,368)

	(Unaudited)
	Nine Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$27,127	$1,089,559	$8,267,108	$18,854,856	$(217,379)	$28,021,271
Operating expenses and operating expenses reimbursed to affiliate	407	98,255	2,805,213	6,701,900	—	9,605,775
Depreciation and amortization	1,955	215,551	2,224,377	7,764,080	—	10,205,963
Total interest expense	—	(294,021)	(1,572,581)	(5,731,625)	(762,528)	(8,360,755)
Net income (loss)	21,959	402,734	2,794,027	43,708,757	(3,724,109)	43,203,368

	(Unaudited)
	Nine Months Ended September 30, 2005
	Land	Retail	Commercial	Multifamily	Nonsegment	Total
Total revenues	$27,127	$1,080,209	$8,903,989	$7,132,261	$(241,099)	$16,902,487
Operating expenses and operating expenses reimbursed to affiliate	406	84,043	2,661,471	2,994,287	—	5,740,207
Depreciation and amortization	1,955	210,860	2,434,562	1,879,572	—	4,526,949
Total interest expense	—	(287,949)	(1,397,204)	(1,363,500)	(949,308)	(3,997,961)
Net income (loss)	23,556	431,993	1,900,574	49,329	(4,191,947)	(1,786,495)

Occupancy levels at our continuing properties by segment as of September 30, 2006 and 2005 were as follows:

	2006	2005
Commercial	70.1%	69.6%
Multifamily	94.7%	91.1%
Retail	100.0%	99.5%
Land	N/A	N/A

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	69.4%	74.6%	69.8%	79.7%
Multifamily	94.6%	91.4%	94.2%	89.4%
Retail	99.6%	99.5%	99.8%	99.5%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ended September 30, 2006 and 2005.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $10,149,000 and $5,701,000, respectively. Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $28,021,000 and $16,902,000, respectively. The increases of $4,448,000, or 78%, and $11,119,000, or 66%, respectively, were primarily the result of acquiring The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) and The Lakes Apartments (August 2005).

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $2,683,000 and $1,346,000, respectively. Operating expenses from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $6,290,000 and $3,829,000, respectively. The increases of $1,337,000, or 99%, and $2,461,000, or 64%, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $1,206,000 and $652,000, respectively. Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $3,315,000 and $1,911,000, respectively. The increases of $554,000, or 85%, and $1,404,000, or 73%, respectively, were primarily due to acquiring the five apartments in 2006 (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments) and the one apartment in August 2005 (The Lakes Apartments).

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Management Fees

Management fees from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $507,000 and $251,000, respectively. Management fees from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $1,418,000 and $737,000, respectively. The increases of $256,000, or 102%, and $681,000, or 92%, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $1,158,000 and $635,000, respectively. Property taxes and insurance from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $3,211,000 and $1,769,000, respectively. The increases of $523,000, or 82%, and $1,442,000, or 82%, respectively, were primarily due to the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments, the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed
to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $546,000 and $602,000, respectively. Professional and administrative expenses from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $1,510,000 and $2,035,000, respectively. The decreases of $56,000, or 9%, and $525,000, or 26%, respectively, were primarily due to decreased legal and professional fees related to the merger and the class action litigation. Professional and administrative expenses for the nine months ended September 30, 2006 included approximately $0 and $366,000 in merger and litigation expenses, respectively. The 2006 litigation expense includes approximately $141,000 for settlement of the shareholder litigation filed in Kentucky. Professional and administrative expenses for the nine months ended September 30, 2005 included approximately $142,000 and $735,000 in merger and litigation expenses, respectively.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2006 and 2005 were approximately $389,000 and $346,000, respectively. Professional and administrative expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2006 and 2005 were approximately $1,198,000 and $1,043,000, respectively. The increases of $43,000, or 12%, and $155,000, or 15%, respectively, were primarily due to increased personnel costs, which were a result of our apartment acquisitions.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Finance	$100,000	$89,000	$311,000	$281,000
Accounting	203,000	159,000	621,000	467,000
Investor Relations	53,000	51,000	171,000	152,000
Human Resources	5,000	4,000	14,000	10,000
Overhead	28,000	43,000	81,000	133,000

Total	$389,000	$346,000	$1,198,000	$1,043,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended September 30, 2006 and 2005 was approximately $3,819,000 and $1,530,000, respectively. Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2006 and 2005 was approximately $10,206,000 and $4,527,000, respectively. The increases of $2,289,000 and $5,679,000, respectively, were primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Interest and Other Income

Interest and other income for the three months ended September 30, 2006 and 2005 was approximately $22,000 and $100,000, respectively. The decrease of $78,000, or 78%, was primarily the result of decreased interest earned on investments.

Interest and other income for the nine months ended September 30, 2006 and 2005 was approximately $156,000 and $234,000, respectively. The decrease of $78,000, or 33%, was primarily the result of decreased interest earned on investments, which matured in the first quarter of 2006, partially offset by a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2006 and 2005 was approximately $3,135,000 and $1,395,000, respectively. Interest expense from continuing operations for the nine months ended September 30, 2006 and 2005 was approximately $8,361,000 and $3,998,000, respectively. The increases of $1,740,000 and $4,363,000, respectively, were primarily due to additional loan proceeds obtained for our apartment acquisitions.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2006 and 2005 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties. These replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, and tenant improvements, among others.

Discontinued Operations

Discontinued operations, net for the three months ended September 30, 2006 and 2005 were approximately $217,000 and $325,000, respectively. Discontinued operations, net for the nine months ended September 30, 2006 and 2005 were approximately $741,000 and $1,150,000, respectively. The decreases of $108,000 and $409,000, respectively, were primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and Commonwealth Business Center Phases I and II on May 18, 2006.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the nine months ended September 30, 2006 was approximately $49,950,000 due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and the sale of Commonwealth Business Center Phases I and II on May 18, 2006.

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

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Operating activities	$5,784,133	$6,835,415
Investing activities	(56,329,809)	(32,687,196)
Financing activities	45,498,589	25,250,384

Net decrease in cash and equivalents	$(5,047,087)	$(601,397)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from approximately $6,835,000 to $5,784,000 for the nine months ended September 30, 2005 and 2006, respectively. The decrease was primarily due to the operations of acquired properties (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments) net of discontinued operations of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.

Cash Flow from Investing Activities

Net cash used in investing activities increased from approximately $32,687,000 to $56,330,000 for the nine months ended September 30, 2005 and 2006, respectively. The increase was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments. The increase is partially offset by the sale of Golf Brook Apartments and Sabal Park Apartments in February 2006 and Commonwealth Business Center Phases I and II in May 2006.

Cash Flow from Financing Activities

Net cash provided by financing activities increased from approximately $25,250,000 to $45,499,000 for the nine months ended September 30, 2005 and 2006, respectively. The change was primarily the result of loan proceeds obtained in 2006 used to fund our apartment acquisitions.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $362,000 on September 30, 2006.

On March 20, 2006, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units. The distribution was paid on April 14, 2006, to limited partners of record at the close of business on March 31, 2006.

On June 13, 2006, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units. The distribution was paid on July 14, 2006, to limited partners of record at the close of business on June 30, 2006.

On September 18, 2006, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units. The distribution was paid on October 13, 2006, to limited partners of record at the close of business on September 30, 2006.

We expect to incur capital expenditures of approximately $7.3 million funded by borrowings on our debt during the next twelve months primarily for roof replacements and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments. We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, our affiliate. The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement. The amended and restated management agreement became effective as of December 29, 2005. The resulting disposition fees of approximately $928,000, construction supervision fees of approximately $180,000 and commercial leasing fees of approximately $265,000 for the nine months ended September 30, 2006, may reasonably be expected to have a significant and material continuing impact on our future liquidity.

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

On February 2, 2006, we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for an aggregate sales price of approximately $71.5 million, resulting in a significant gain.

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

On March 6, 2006, we announced that we entered into an agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for an aggregate sales price of $7.1 million.

On March 23, 2006, we closed on our agreement to purchase Castle Creek Apartments and Lake Clearwater Apartments located in Indianapolis, Indiana, using a bank loan of approximately $42.5 million, guaranteed by the partnership, and an advance on our line of credit for the balance.

On May 18, 2006, we closed on our agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for an aggregate sales price of $7.1 million.

On August 17, 2006, we announced that on August 16, 2006 we entered into an agreement to sell Blankenbaker Business Centers I and II, two business centers located in Louisville, Kentucky, to an unaffiliated individual for a total of $21.6 million.

On September 15, 2006, we announced that we were notified by the prospective purchaser of Blankenbaker Business Centers I and II, two of our business centers located in Louisville, Kentucky, that such purchaser was unable to fulfill his obligations under the purchase agreement and, thus terminated the agreement.

On September 18, 2006, the board of directors of our managing general partner authorized management to sell Blankenbaker Business Center I and II, Springs Medical Office Center and Springs Office Center at specified minimum prices.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $63.6 million at variable rates. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $8.5 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $636,000 annually.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. There were no changes in our internal controls over financial reporting that materially affected or were reasonably likely to materially affect our internal control over financial reporting during the three and nine months ended September 30, 2006.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C01-05090) (the “California Litigation”) on December 5, 2003. On October 26, 2006, the Superior Court entered an order holding that defendants had fulfilled their financial obligations required by the settlement.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) (the “Kentucky Litigation”) against certain of the Former General Partners and several individuals and entities affiliated with us. The complaint was amended on a number of occasions to add parties such as the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., and to add various claims seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, a declaratory judgment and injunctive relief. The parties recently entered into a term sheet for the settlement of the case. The term sheet is subject to execution of a settlement agreement which would result in the dismissal of the litigation. The settlement agreement is expected to be executed within the next few weeks.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2005, we announced that Mr. J.D. Nichols, Chairman of, our managing general partner, adopted three pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plans authorize their administrator, PNC Investments, to purchase up to $922,000 of our limited partnership units from time to time, through no later than October 2006, on behalf of three entities controlled or established by Mr. Nichols. Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase. During the three months ended September 30, 2006, the three entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2006	10,000	$7.29	101,350	(1)

August 2006	13,000	$7.46	114,350	(1)

September 2006	7,000	$7.49	121,350	(1)

Total	30,000	$7.41	121,350	(1)

(1)                   A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnershipand NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guarantee by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Loan Agreements between NTS Realty Holding Limited Partnership and Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 23, 2006	(9)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(10)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(10)

Exhibit No.
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(10)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 12, 2006.
(9)	Incorporated by reference to the Registrant’s current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	November 7, 2006

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	November 7, 2006