Form 10-K
period 2006-12-31
NTS REALTY HOLDINGS LP
filed 2007-03-29
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road
Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

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

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

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

Yes ☐     No ☒

As of June 30, 2006, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $35,028,241, based on the closing price of the American Stock Exchange.  As of March 27, 2007, there were 11,380,760 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2007 are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2006, we own twenty-nine properties, comprised of nine multifamily properties; sixteen office and business centers; three retail properties; and one ground lease.  The properties are located in and around Louisville (17) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (1), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 2,540 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We do not have any employees.  On April 11, 2006, we entered into a management agreement with NTS Development Company (“NTS Development”), an affiliate of our general partners, whereby NTS Development oversees and manages the day-to-day operations of our properties.  The term of the management agreement is one year and provides that NTS Realty Capital is permitted to terminate the agreement on sixty days’ notice.  Under the agreement, NTS Development is responsible for managing each of our properties and in return will receive, in most cases, an annual fee equal to 5% of all gross collected revenues from our properties.  The construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development’s management fee is paid monthly.

The independent directors engaged an independent nationally recognized real estate expert (the “expert”) to assist them in their review of the management agreement entered into as of December 28, 2004.  The expert made suggestions as to the types and amounts of fees and reimbursements to be included in the amended and restated management agreement and assisted in the drafting of the amended and restated management agreement.  The amended and restated management agreement was approved by the independent directors and entered into on April 11, 2006 and was effective as of December 29, 2005.

Employee costs are allocated amongst NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full-time employee can be shared by multiple entities.  Each employee’s services which are dedicated to a particular entity’s operations are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development Company for actual costs of employer services incurred for our benefit.

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

•                  preserve and protect the limited partners’ capital.

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

Investment and Financing Policies

We will consider the acquisition of additional multifamily properties, retail properties, office buildings and business centers from time to time, with our primary emphasis on multifamily and retail properties.  These properties may be located anywhere within the continental United States; however, we will continue to focus on the Midwest and Southeast portions of the United States.  We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards.  We also plan not to acquire any new properties at a capitalization rate less than five percent (5%).  Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than seventy-five percent (75%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

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

Other Policies

On April 11, 2006, the board of directors of NTS Realty Capital, Inc., our managing general partner, approved the Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership effective December 29, 2005.  The following policies were included:

We must obtain the approval of the majority of NTS Realty Capital’s independent directors before we may:

•                  enter into a contract or a transaction with either of our general partners or their respective affiliates;

•                  acquire or lease any properties from, or sell any properties to, either of our general partners or their respective affiliates;

•                  enter into leases with our general partners or their affiliates;

•                  acquire any properties in exchange for Units;

We are prohibited from:

•                  making any loans to our general partners or their affiliates;

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols.  At December 31, 2006, Mr. Nichols beneficially owns approximately 57.41% of our issued and outstanding Limited Partnership Units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  In addition, affiliates of our general partners currently own vacant lots located adjacent to Blankenbaker Business Center I and Outlets Mall.  These affiliates may acquire additional properties in the future which are located adjacent to properties that we acquired in the merger or contribution.

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

As of December 31, 2006, Mr. J.D. Nichols and his affiliates owned, directly or indirectly, approximately 57.25% of the outstanding NTS Realty Holdings Limited Partnership Units.  To the extent Mr. Nichols and his affiliates vote in the same manner, their combined ownership may effectively give them the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  Their ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  The size of their combined holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their shares over their current trading prices.

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

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or in increased defaults under existing leases, which could adversely affect our financial condition, results of operations, cash flow, the value of the Units and ability to satisfy our debt service obligations and to pay distributions.

We face significant competition, which may decrease the occupancy and rental rates of our properties.

We compete with several developers, owners and operators of commercial real estate, many of which own properties similar to ours.  Our competitors may be willing to make space available at lower prices than the space in our properties.  If our competitors offer space at rental rates below current market rates, we may lose potential tenants and be pressured to reduce our rental rates to retain an existing tenant when its lease expires.  As a result, our financial condition, results of operations, cash flow, the value of the Units and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions could be adversely affected.  In addition, foreclosures could create taxable income which would be allocated to all of the partners but we may not be able to pay a cash distribution to the partners to pay the resulting taxes.

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

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these various requirements, we may be fined or have to pay private damage awards.  We believe that our properties materially comply with all applicable regulatory requirements.  These requirements could change in the future requiring us to make significant unanticipated expenditures that could adversely impact our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

General

As a result of the merger of the Partnerships with and into us and ORIG’s contribution of substantially all of its assets and liabilities, we own fee simple title to sixteen office buildings and business centers, nine multifamily properties, three retail properties and one ground lease.  Set forth below is a description of each property:

Office Buildings

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 116,300 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were six tenants leasing office space aggregating approximately 89,900 square feet.  NTS Center’s tenants are professional service entities, principally in real estate and grocery chain management.  Two of these tenants individually lease more than 10% of NTS Center’s rentable area.  NTS Center was 77% occupied as of December 31, 2006.

•                  Plainview Center, which was constructed in 1983, is an office complex with approximately 96,800 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were seven tenants leasing office space aggregating approximately 85,000 square feet.  The tenants are professional service entities, principally in human resources consulting and victim notification services.  Two of these tenants individually lease more than 10% of Plainview Center’s net rentable area.  Plainview Center was 88% occupied as of December 31, 2006.

•                  Plainview Point Office Center Phases I and II, which were constructed in 1983, is an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were six tenants leasing office space aggregating approximately 37,800 square feet.  The tenants are professional service entities, including a business school and an insurance company.  One of these tenants leases more than 10% of the rentable area at Plainview Point Office Center Phases I and II.  Plainview Point Office Center Phases I and II were 66% occupied as of December 31, 2006.

•                  Plainview Point Office Center Phase III, which was constructed in 1987, is an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were twelve tenants leasing office space aggregating approximately 55,100 square feet.  The tenants are professional service entities, principally involved in insurance claim processing, social security program management and consulting services.  Three of these tenants individually lease more than 10% of Plainview Point Office Center Phase III.  Plainview Point Office Center Phase III was 89% occupied as of December 31, 2006.

•                  Anthem Office Center, which was constructed in 1995, is an office building with approximately 93,300 net rentable square feet in Louisville, Kentucky.  Anthem Office Center was vacant as of December 31, 2006.

•                  Atrium Center, which was constructed in 1984, is an office center with approximately 104,200 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were twelve tenants leasing office space aggregating approximately 86,500 square feet.  The tenants are professional service entities, principally involved in video and media monitoring services and educational services.  Two of these tenants individually lease more than 10% of Atrium Center’s net rentable area.  Atrium Center was 83% occupied as of December 31, 2006.

•                  Springs Medical Office Center, which was constructed in 1988, is a medical office complex with approximately 100,600 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were eighteen tenants leasing office space aggregating approximately 78,300 square feet.  The tenants are professional service entities, principally involving physicians and medical services.  Four of these tenants individually lease more than 10% of Springs Medical Office Center’s net rentable area.  Springs Medical Office Center was 78% occupied as of December 31, 2006.  The Springs Medical Office Center was sold on February 12, 2007.(1)

•                  Springs Office Center, which was constructed in 1990, is an office center with approximately 126,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were eleven tenants leasing office space aggregating approximately 121,200 square feet.  The tenants are professional service entities, principally in food service purchasing and insurance.  Two of these tenants individually lease more than 10% of Springs Office Center’s net rentable area.  Springs Office Center was 96% occupied as of December 31, 2006.  The Springs Office Center was sold on February 12, 2007.(1)

•                  Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.  Sears Office Building was vacant as of December 31, 2006.

Business Centers

The business center properties are a combination of office and warehouse space including bulk warehouse distribution facilities.  The office component is generally 40% or less of the square footage, with the warehouse portion being unfinished and used for storage, distribution or light assembly.  The following is a brief description of each of these business center properties:

•                  Blankenbaker Business Center I (formerly Blankenbaker Business Centers 1A and 1B), which was constructed in 1988, is a business center with approximately 160,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, one tenant was leasing all 160,700 square feet.  The tenant is a professional service entity in the insurance industry.  Blankenbaker Business Center I was 100% occupied as of December 31, 2006.(1)

•                  Blankenbaker Business Center II, which was constructed in 1988, is a business center with approximately 77,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were three tenants leasing space aggregating approximately 76,100 square feet.  The tenants are professional service entities, principally in pharmaceutical distribution and operations, woodworking shop and general office, electronics repairs and construction of communication towers.  All three tenants individually lease more than 10% of Blankenbaker Business Center II’s net rentable area.  Blankenbaker Business Center II was 98% occupied as of December 31, 2006.(1)

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2006.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 102,100 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2006, there were twenty-five tenants leasing space aggregating approximately 77,000 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services and dental equipment suppliers.  Two of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 75% occupied as of December 31, 2006.

(1)             These properties’ assets and liabilities were classified as held for sale on our Balance Sheets.  The results of their operations were classified as discontinued operations in our Statement of Operations.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 96,300 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2006, there were eighteen tenants leasing space aggregating approximately 82,900 square feet.  The tenants are professional service entities, principally in medical equipment sales, financial and engineering services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 86% occupied as of December 31, 2006.

•                  Lakeshore Business Center Phase III, which was constructed  in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2006, there were four tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally insurance services, consulting services, real estate development and engineering.  All four of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2006.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 192,000 net rentable square feet in Atlanta, Georgia.  As of December 31, 2006, there were forty-six tenants leasing space aggregating approximately 159,100 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually lease more than 10% of Peachtree’s net rentable area.  Peachtree was 83% occupied as of December 31, 2006.

Multifamily Properties

•                  Park Place Apartments (formerly Park Place Apartments Phases I, II and III), which was constructed in three phases, is a 464-unit luxury apartment complex located on a 42.5-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989 and Phase III was constructed in 2000.  As of December 31, 2006, the property was 94% occupied.

•                  The Willows of Plainview Apartments (formerly The Willows of Plainview Phases I and II and The Park at the Willows), which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on a 19-acre tract in Louisville, Kentucky.  As of December 31, 2006, the property was 94% occupied.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  As of December 31, 2006, the property was 97% occupied.

•                  The Lakes Apartments, which was purchased in 2005, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  As of December 31, 2006, the property was 98% occupied.

•                  The Grove at Richland Apartments which was purchased in 2006, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  As of December 31, 2006, the property was 93% occupied.

•                  The Grove at Whitworth Apartments which was purchased in 2006, is a 301-unit luxury apartment complex located on 12.1-acre tract in Nashville, Tennessee.  As of December 31, 2006, the property was 99% occupied.

•                  The Grove at Swift Creek Apartments which was purchased in 2006, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Midlothian, Virginia.  As of December 31, 2006, the property was 91% occupied.

•                  Castle Creek Apartments, which was purchased in 2006, is a 276-unit luxury apartment complex located on a 13.8-acre tract in Indianapolis, Indiana.  As of December 31, 2006, the property was 93% occupied.

•                  Lake Clearwater Apartments which was purchased in 2006, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  As of December 31, 2006, the property was 92% occupied.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is an approximate 35,000 square foot facility in Louisville, Kentucky.  Bed, Bath & Beyond was 100% occupied as of December 31, 2006.

•                  Outlets Mall, which was constructed in 1983, is a 162,600 square foot mall in Louisville, Kentucky which as of December 31, 2006 was 100% occupied.  The property is occupied by Garden Ridge L.P.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2006, there were five tenants leasing space aggregating approximately 8,300 square feet.  The tenants who occupy Springs Station are professional service entities whose principal businesses are occupational therapy, staffing and retail jewelry.  Two of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 69% occupied as of December 31, 2006.

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

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2006	2005	2004
OFFICE BUILDING OCCUPANCY
NTS Center	76%	75%	74%
Plainview Center	87%	85%	80%
Plainview Point Office Center Phases I and II	66%	66%	73%
Plainview Point Office Center Phase III	87%	88%	74%
Anthem Office Center (2)	0%	67%	100%
Atrium Center	82%	72%	55%
Springs Medical Office Center	79%	87%	93%
Springs Office Center	97%	98%	97%
Sears Office Building (2)	0%	50%	100%
BUSINESS CENTER OCCUPANCY
Blankenbaker Business Center I	100%	100%	100%
Blankenbaker Business Center II	98%	83%	78%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	67%	61%	71%
Lakeshore Business Center Phase II	87%	74%	77%
Lakeshore Business Center Phase III	87%	100%	91%
Peachtree Corporate Center	88%	93%	87%
MULTIFAMILY OCCUPANCY
Park Place Apartments	90%	91%	86%
The Willows	95%	86%	84%
Willow Lake Apartments	95%	85%	86%
The Lakes Apartments	97%	94%	N/A
The Grove at Richland	97%	N/A	N/A
The Grove at Whitworth	97%	N/A	N/A
The Grove at Swift Creek	95%	N/A	N/A
Castle Creek	96%	N/A	N/A
Lake Clearwater	91%	N/A	N/A
RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Outlets Mall	100%	100%	100%
Springs Station	89%	93%	97%
GROUND LEASE
ITT Parking Lot (1)	N/A	N/A	N/A

(1)             The ground lease expires July 30, 2009 and is leased by one tenant in Plainview Point Office Center Phases I and II.

(2)             These properties were vacant and unoccupied at December 31, 2006 and 2005.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent as of December 31, 2006.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
Appriss, Inc (2)	70,687	$955,919	2.62%	07/31/07
Kroger Company (2)	58,820	790,324	2.16%	06/30/08
Garden Ridge Corp. (2)	162,617	731,777	2.00%	03/12/10
Clarke American Checks, Inc. (2)	50,000	512,500	1.40%	08/31/10
Video Monitoring Services of America (2)	35,782	395,097	1.08%	01/31/12
Bed, Bath & Beyond (2)	34,953	384,483	1.05%	01/31/15
Coherent (3)	27,868	327,449.90%		12/31/08
University of Phoenix (2)	19,387	309,684.85%		08/31/11
ITT Educational Services (2)	28,675	305,819.84%		07/30/09
NTS Development Co. (2)	20,368	295,336.81%		03/31/08

(1)             Annualized Base Rent means annual contractual rent.

(2)             A tenant of a Louisville, Kentucky property.

(3)             A tenant of a Fort Lauderdale, Florida property

Indebtedness

The table below reflects the outstanding indebtedness from mortgages and notes payable for our properties as of December 31, 2006.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2006, the Libor Rate was 5.31%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

			Balance on
Property	Interest Rate	Maturity Date	December 31, 2006
Lakeshore Business Center Phases I, II and III (1)	Libor + 2.50%	01/01/08	$13,494,000
NTS Realty Multifamily Properties I (2)	5.98%	01/15/15	73,178,299
NTS Realty Multifamily Properties II (3)	5.35%	01/15/15	32,994,574
NTS Realty I (4)	5.07%	03/15/15	28,907,648
NTS Realty II (5)	Libor + 1.75%	11/15/07	35,477,897
NTS Realty III	Libor + 1.75%	08/24/07	16,878,031
Bed, Bath & Beyond (6)	9.00%	08/01/10	2,626,870
Clarke American	8.45%	11/01/15	2,723,982
Plainview Point Office Center Phase III (7)	8.375%	12/01/10	2,717,182
The Lakes Apartments (8)	5.11%	12/01/14	11,933,706
			$220,932,189

(1)             This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin in the prorata amounts of 75% and 25%, respectively.

(2)             A balloon payment of $62,866,145 is due upon maturity.

(3)             A balloon payment of $28,300,138 is due upon maturity.

(4)             A balloon payment of $22,311,987 is due upon maturity.

(5)             A balloon payment of $35,477,897 is due upon maturity.

(6)             A balloon payment of $2,213,097 is due upon maturity.

(7)             A balloon payment of $2,243,300 is due upon maturity.

(8)             A balloon payment of $10,269,282 is due upon maturity.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES - 2006

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	2.20	$179,880
FL	Lakeshore Business Center Phase II	2.20	190,878
FL	Lakeshore Business Center Phase III	2.20	71,097
GA	Peachtree Corporate Center	3.21	105,579
IN	Willow Lake Apartments	2.91	268,808
IN	The Lakes Apartments	2.91	224,125
IN	Castle Creek Apartments	1.83	311,739
IN	Lake Clearwater Apartments	1.83	250,588
KY	Anthem Office Center	1.12	45,104
KY	Atrium Center	1.12	54,862
KY	Bed, Bath & Beyond	1.17	22,790
KY	Blankenbaker Business Center I	1.12	99,220
KY	Blankenbaker Business Center II	1.12	42,907
KY	Clarke American	1.12	31,818
KY	ITT Parking Lot	1.12	2,092
KY	NTS Center	1.12	68,780
KY	Outlets Mall	1.12	52,022
KY	The Willows of Plainview Apartments	1.12	125,160
KY	Park Place Apartments	1.03	225,767
KY	Plainview Center	1.12	31,106
KY	Plainview Point Office Center Phases I & II	1.12	19,412
KY	Plainview Point Office Center Phase III	1.12	30,561
KY	Sears Office Building	1.12	60,431
KY	Springs Medical Office Center	1.17	80,973
KY	Springs Office Center	1.17	96,906
KY	Springs Station	1.17	10,299
TN	The Grove at Richland Apartments	4.69	477,161
TN	The Grove at Whitworth Apartments	4.69	515,144
VA	The Grove at Swift Creek Apartments	1.04	188,848
			$3,884,057

(1)             Does not include any offset for property taxes reimbursed by tenants.  Property taxes in Jefferson County, Kentucky are discounted by approximately 2% if they are paid prior to the due date.  Discounts for early payment in other states generally provide no discount to the gross amount of property tax.

Item 3 - Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) (the “California Litigation”) on December 5, 2003.  On October 26, 2006, the Superior Court entered an order holding that defendants had fulfilled their financial obligations required by the settlement.  No further proceedings are anticipated in connection with this case.

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

The parties entered into a settlement agreement to pay $176,000 to plaintiffs in exchange for (1) tender by the plaintiffs of all their units in our entity; (2) mutual releases; and (3) dismissal with prejudice of the Kentucky Litigation.  Our portion of the settlement is approximately $141,000.  The terms and conditions of the settlement agreement have been performed and the Kentucky Litigation was dismissed with prejudice.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5 - Market for Registrant’s Limited Partnership Units and Related Partner Matters

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our units were listed for trading on the American Stock Exchange (the “Exchange”) under the symbol NLP.  The approximate number of record holders of our units at December 31, 2006 was 2,079.

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

High and low unit prices on the Exchange for the period January 1, 2006 through December 31, 2006 were $8.70 to $5.80.  Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the American Stock Exchange and distributions declared for each quarter during the three years ended December 31, 2006.

			Three Months Ended
	March 31		June 30		September 30		December 31
2006
High		$8.70		$7.65		$7.75		$7.42
Low		$5.80		$6.30		$6.90		$6.90
Distributions declared		$1,138,161		$1,138,161		$1,138,161		$2,276,322

2005
High		$6.18		$5.70		$5.31		$6.11
Low		$5.00		$4.80		$4.95		$5.13
Distributions declared		$1,138,161		$1,138,161		$1,138,161		$2,276,321

2004
High	$	N/A	$	N/A	$	N/A		$5.50
Low	$	N/A	$	N/A	$	N/A		$5.00
Distributions declared	$	N/A	$	N/A	$	N/A	$	N/A

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

On November 21, 2005, we announced that Mr. J.D. Nichols, Chairman of our managing general partner, adopted three pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plans authorized their administrator, PNC Investments, to purchase up to $922,000 of our limited partnership units from time to time, through no later than October 2006, on behalf of three entities controlled or established by Mr. Nichols.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended December 31, 2006, the three entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
October 2006	9,341	$7.33	130,691	(1)

November 2006	0	$0	130,691	(1)

December 2006	0	$0	130,691	(1)

Total	9,341	$7.33	130,691	(1)

(1)   A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

Item 6 - Selected Financial Data

The following table sets forth our selected financial data for 2006 and 2005 as well as prior years selected historical combined condensed financial and operating data as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis.  The combined financial information is presented to provide a basis for discussion.  This historical combined presentation reflects adjustments to the actual historical data to: 1) include a previously unconsolidated joint venture (Blankenbaker Business Center 1A); 2) eliminate the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnership; and 3) include any debt used by ORIG and its related interest cost to acquire interests in the Partnerships which was assumed by NTS Realty in the merger.

We have derived the statement of operations and balance sheet data for the years ended December 31, 2006 and 2005 from our audited financial statements.  We have derived the statement of operations data for the period from January 1, 2004 to December 27, 2004 from our audited financial statements and the audited financial statements of the Partnerships and the NTS Private Group.  We have derived our statement of operations and balance sheet data for the years ended December 31, 2003 and 2002 from the audited financial statements of the Partnerships and the NTS Private Group.  We have derived the combined condensed statement of operations data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for each of the three years ended December 31, 2004.  In the opinion of management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.

SUMMARY STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

			Period Ended
	Years Ended December 31,		December 27,	Years Ended December 31,
	2006	2005	2004	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$36,371,113	$20,932,565	$20,115,169	$20,514,076	$19,706,928
Tenant reimbursements	1,809,065	1,771,447	1,628,211	1,803,445	2,374,347

Total revenue	38,180,178	22,704,012	21,743,380	22,317,521	22,081,275

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	13,020,858	8,209,938	7,488,851	6,247,322	5,300,102
Management fees	1,933,264	995,353	1,165,105	1,196,548	1,191,219
Property taxes and insurance	4,345,234	2,365,046	1,937,587	2,266,626	1,990,807
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	3,499,623	4,077,411	4,780,493	3,492,609	1,839,469
Depreciation and amortization	13,992,731	6,214,919	5,830,601	6,036,897	6,185,807

Total operating expenses	36,791,710	21,862,667	21,202,637	19,240,002	16,507,404

OPERATING INCOME	1,388,468	841,345	540,743	3,077,519	5,573,871

Interest and other income and interest and other income reimbursed to affiliate	164,986	382,710	1,581,692	309,342	270,243
Interest expense and interest expense reimbursed to affiliate	(11,363,481)	(5,540,291)	(8,343,296)	(6,240,575)	(8,268,441)
Loss on disposal of assets	(169,479)	(476,725)	(26,329)	(10,178)	(155,583)
Settlement charge	-	-	(2,896,259)	-	(129,690)
Income from investment in joint venture	-	953,300	-	-	-

Loss from continuing operations	(9,979,506)	(3,839,661)	(9,143,449)	(2,863,892)	(2,709,600)

Discontinued operations, net	1,144,335	1,801,274	(1,399,340)	1,662,686	2,341,739
Gain on sale of discontinued operations	49,950,486	270,842	-	-	-

NET INCOME (LOSS)	$41,115,315	$(1,767,545)	$(10,542,789)	$(1,201,206)	$(367,861)

Distributions declared	$5,690,804	$5,690,804	$-	$-	$-

Distributions declared per limited partnership unit	$0.50	$0.50	$-	$-	$-

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$275,504,920	$119,745,821	$121,016,180	$84,063,273	$87,739,282
Total assets	309,251,401	187,808,823	166,547,424	129,831,524	141,020,277
Mortgages and notes payable	220,932,189	138,012,832	112,799,938	109,258,373	122,391,250

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”) as if the Partnerships, ORIG and the NTS Private Group were combined on a historical basis for the period ended December 27, 2004.  The combined financial information is presented to provide a basis for discussion.  See Part II, Item 6 - Selected Financial Data for a description of certain assumptions made in the combined presentation for 2004.

The following discussion should be read in conjunction with the historical and proforma financial statements appearing in Part II, Item 8.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,’’ specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The merger and property acquisition were accounted for using the purchase method of accounting in accordance with SFAS No. 141 ‘‘Business Combinations.’’  NTS Realty was treated as the purchasing entity.  For the merger, the portion of each partnership’s assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value.  That portion owned by affiliates of the general partners of the Partnerships was reflected at historical cost.  The assets and liabilities contributed by NTS Private Group were adjusted to reflect their fair market value, except for that portion owned by Mr. Nichols which was reflected at historical cost due to his common control over the contributing entities.

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining,” on a historical combining basis, cash collected for rent exceeded rental income by approximately $168,000 for the year ended December 31, 2006.  Rental income exceeded the cash collected for rent by approximately $63,000 and $145,000 for the years ended December 31, 2005 and 2004.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

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

	Years Ended December 31,
	2006	2005	2004
Operating activities	$6,800,743	$7,327,456	$7,882,465
Investing activities	(57,725,040)	(26,104,202)	(2,129,478)
Financing activities	45,543,229	21,612,209	(4,516,844)

Net (decrease) increase in cash and equivalents	$(5,381,068)	$2,835,463	$1,236,143

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from approximately $7,327,000 for the year ended December 31, 2005 to approximately $6,801,000 for the year ended December 31, 2006.  The decrease is primarily due to the operations of acquired properties (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments) net of discontinued operations of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.

Net cash provided by operating activities decreased from approximately $7,882,000 for the year ended December 31, 2004 to approximately $7,327,000 for the year ended December 31, 2005.  The decrease is primarily due to cash used to pay accounts payable.

Cash Flow from Investing Activities

Net cash flow used in investing activities increased from approximately $26,104,000 for the year ended December 31, 2005 to approximately $57,725,000 for the year ended December 31, 2006.  The increase was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.  The increase is partially offset by the sale of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.

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

Cash Flow from Financing Activities

Net cash provided by financing activities increased from approximately $21,612,000 for the year ended December 31, 2005 to approximately $45,543,000 for the year ended December 31, 2006.  The change was primarily the result of loan proceeds obtained in 2006 used to fund our apartment acquisitions.

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

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to makes for debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $28,000 on December 31, 2006.  As part of the merger, we refinanced approximately $94.0 million of debt with approximately $104.0 million of new debt.  The refinancing, among other things, lowered interest rates and extended the amortization schedules.  The refinancing of this debt allowed us to generate cash flow to pay capital expenditures, principal and interest expenses from mortgages and notes payable, deferred fees and expenses to NTS Development Company and quarterly distributions to our limited partners pursuant to our distribution policy.

We made quarterly distributions of $.10 per unit to our limited partners on April 14, 2006, July 14, 2006 and October 13, 2006 and a quarterly distribution of $.20 per unit to our limited partners on January 16, 2007.

We do not anticipate a significant impact to our liquidity as a result of the vacancy at the Sears Office Building and Anthem Office Center.  However, we may incur significant expenses if and when we enter into lease agreements for these properties.

We expect to incur capital expenditures of approximately $7.7 million funded by borrowings on our debt during the next twelve months primarily for tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

Our borrowing base limitation has been reduced to approximately $22,448,000 due to the sale of Commonwealth Business Center Phases I and II.

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, our affiliate.  The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement.  The amended and restated management agreement became effective as of December 29, 2005.  The resulting disposition fees of approximately $928,000, construction supervision fees of approximately $243,000 and commercial leasing fees of approximately $497,000 for the year ended December 31, 2006, may reasonably be expected to have a significant and material continuing impact on our future liquidity.

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

Property Transactions

On August 24, 2005, we closed on a $20.0 million line of credit from PNC Bank, National Association.  We used a portion of the proceeds from the line of credit to pay the purchase price for The Lakes Apartments, pending permanent financing.  We intend to use the line of credit to assist in future acquisitions and other working capital needs.  The line of credit was increased to $24.0 million in March 2006.

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

On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Chesterfield County, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with a then current outstanding balance of approximately $33.4 million).  The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

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

On May 18, 2006, we closed on our agreement to sell Commonwealth Business Center Phases I and II, two of our business centers located in Jefferson County, Kentucky, to an unaffiliated Kentucky limited liability company for a sale price of $7.1 million, resulting in a gain of approximately $1.7 million.  As a results of this sale, our borrowing base on the $24.0 million line of credit has been reduced to approximately $22,448,000.

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

On December 8, 2006, we announced that we entered into an agreement with The Northwestern Life Insurance Company to purchase, together with an unaffiliated partner, a multifamily property located in Louisville, Kentucky known as The Overlook at St. Thomas (“The Overlook”).  Subject to the terms and conditions of the agreement, we agreed to an aggregate purchase price of $46.0 million to acquire The Overlook.  This is a 484-unit apartment community offering amenities such as a fitness center, indoor and outdoor swimming pools, two lighted tennis courts and custom home features.

On February 13, 2007, we announced that we completed the sale of Springs Medical Office Center and Springs Office Center, two office buildings located in Louisville, Kentucky, to MRI Springs Portfolio, LLC, an unaffiliated Delaware limited liability company.  We received $28.9 million in connection with the sale, resulting in a gain of approximately $14.8 million.

On March 14, 2007, we announced that we completed the purchase of The Overlook, a multifamily property located in Louisville, Kentucky, with an unaffiliated co-owner.  We and our co-owner paid an aggregate purchase price of $46.0 million to acquire The Overlook using funds obtained from a $36.0 million mortgage loan and from the sale of our two office properties in February 2007.

We anticipate using substantially all of the proceeds from the sale of our properties for reinvestment in the properties we have agreed to purchase.  Additional sales of properties and financing likely will be required to purchase future properties.  There are significant and potentially material financial risks associated with our ability to execute certain transactions.  The sale and reinvestment are expected to qualify for the “like-kind” exchange investment rules pursuant to Section 1031 of the Internal Revenue Code.  We expect this to minimize any taxable gain to our unit holders as a result of the sale and reinvestment transactions.

We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments, Commonwealth Business Center Phases I and II, Blankenbaker Business Center I and II, Springs Medical Office Center, and Springs Office Center.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
REVENUE:
Rental income	$6,653,099	$12,169,451	$11,130,817
Tenant Reimbursements	387,836	425,010	756,552

Total revenue	7,040,935	12,594,461	11,887,369

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,056,845	4,163,368	4,084,343
Management fees	343,521	675,107	663,895
Property taxes and insurance	523,738	1,074,703	1,042,854
Depreciation and amortization	1,015,339	2,390,754	2,408,602

Total operating expenses	3,939,443	8,303,932	8,199,694

DISCONTINUED OPERATING INCOME	3,101,492	4,290,529	3,687,675

Interest and other income	7,114	65,197	26,726
Interest expense	(1,887,518)	(2,369,354)	(5,065,617)
Loss on disposal of assets	(76,753)	(185,098)	(48,124)

DISCONTINUED OPERATIONS, NET	$1,144,335	$1,801,274	$(1,399,340)

Hurricane Wilma

On October 23, 2005, Hurricane Wilma (the “Hurricane”) struck the peninsula of Florida.  Our properties in Fort Lauderdale, Florida were damaged by this storm.  The commercial properties involved are the Lakeshore Business Center Phases I, II and III.  While these properties are covered by insurance, the deductible for hurricane damage is two percent (2%) of the insured value.  For Lakeshore Business Center Phases I, II and III, these amounts are approximately $190,000, $185,000 and $84,000, respectively.  We do not expect to receive any insurance reimbursements as our repair costs have not exceeded these deductible amounts.  As of December 31, 2006 and 2005, our cost to repair our properties totaled approximately $6,000 and $324,000, respectively, which was included in our operating expenses.

Merger/Settlement Charge

 Our Statement of Operations includes a noncash charge in 2004 for our estimate related to the settlement of the California Litigation  with a corresponding credit to Partners’ Equity.  The noncash charge was approximately $2.9 million.  Our earnings in 2004 were negatively impacted by this noncash charge.  However, there was no effect on our liquidity because Mr. Nichols, his spouse and Mr. Lavin funded the settlement payment.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO DECEMBER 31, 2005,
AS COMPARED TO DECEMBER 31, 2004

This section includes our actual results of operations for the years ended December 31, 2006 and 2005 and describes our results of operations for the year ended December 31, 2004 as if it were combined with our predecessors’ operations without adjustment.  The combined financial information is presented to provide a basis for discussion.  As of December 31, 2006, we owned sixteen office and business centers, nine multifamily properties, three retail properties and one ground lease.  We generate substantially all of our operating income from property operations.

Our net income (losses) for each of the three years ended December 31, 2006 were approximately $41,115,000, ($1,768,000), and ($10,543,000), respectively.  The net income for the year ended December 31, 2006 was primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.   In addition, rental income increased due the acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) and The Lakes Apartments (August 2005).  The net loss for year December 31, 2005 was negatively impacted by continued legal fees related to the class action litigation.  The net loss for 2004 was primarily the result of the mortgage prepayment penalties paid in 2004, the non-cash settlement charge and the effects of continuing legal and professional expenses related to the merger and the class action litigation.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2006 and 2005 were approximately $38,180,000 and $22,704,000, respectively.  The increase of approximately $15,476,000, or 68%, was primarily the result of acquiring The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) and The Lakes Apartments (August 2005).

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2005 and 2004 were approximately $22,704,000 and $21,743,000, respectively.  The increase of approximately $961,000, or 4%, was primarily the result of acquiring The Lakes Apartments (August 2005).  This acquisition increased rental income approximately $688,000.  In addition, it increased the average occupancy at our multifamily properties.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2006 and 2005 were approximately $8,491,000 and $5,606,000, respectively.  The increase of approximately $2,885,000, or 51%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the August 2005 acquisition of The Lakes Apartments.

Operating expenses from continuing operations for the years ended December 31, 2005 and 2004 were approximately $5,606,000 and $4,801,000, respectively.  The increase of approximately $805,000, or 17%, was primarily the result of the acquisition of The Lakes Apartments in August 2005, as well as damage from Hurricane Wilma at Lakeshore Business Center Phases I, II and III.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2006 and 2005 were approximately $4,530,000 and $2,604,000, respectively.  The increase of $1,926,000, or 74%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the 2005 acquisition of The Lakes Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2005 and 2004 were approximately $2,604,000 and $2,688,000, respectively.  The decrease of $84,000, or 3%, was primarily due to decreased personnel costs at our commercial properties.

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Management Fees

Management fees from continuing operations for the years ended December 31, 2006 and 2005 were approximately $1,933,000 and $995,000, respectively.  The increase of $938,000, or 94%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments, and Lake Clearwater Apartments, and the August 2005 acquisition of The Lakes Apartments.  In addition, the increase is also due to a change in the management fee calculation pursuant to the terms of our agreement with NTS Development Company.

Management fees from continuing operations for the years ended December 31, 2005 and 2004 were approximately $995,000 and $1,165,000, respectively.  The decrease of approximately $170,000, or 15% was primarily due to a change in the management fee calculation pursuant to the terms of our agreement with NTS Development Company.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2006 and 2005 were approximately $4,345,000 and $2,365,000, respectively.  The increase of $1,980,000, or 84%, was primarily due to the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments, and the August 2005 acquisition of The Lakes Apartments.

Property taxes and insurance from continuing operations for the years ended December 31, 2005 and 2004 were approximately $2,365,000 and $1,937,000, respectively.  The increase of approximately $428,000, or 22%, was primarily due to our multifamily properties as a result of reduced periodic expense in 2004 due to adjustments to the accrued tax liability for the reduction of the tax assessments at Willow Lake Apartments, as well as the acquisition of The Lakes Apartments in August 2005.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2006 and 2005 were approximately $1,922,000 and $2,661,000, respectively.  The decrease of $739,000, or 28% was primarily due to decreased legal and professional fees related to the merger and class action litigation.  Professional and administrative expenses for the year ended December 31, 2006 included approximately $0 and $434,000 in merger and litigation expenses, respectively.  The 2006 litigation expense includes approximately $141,000 for settlement of the shareholder litigation filed in Kentucky.  Professional and administrative expenses for the year ended December 31, 2005 included approximately $322,000 and $760,000 in merger and litigation expenses, respectively.

Professional and administrative expenses from continuing operations for the years ended December 31, 2005 and 2004 were approximately $2,661,000 and $3,669,000, respectively.  The decrease of approximately $1,008,000, or 27%, was primarily due to decreased legal and professional fees in relation to the merger and class action litigation.  The decrease was partially offset by increased audit, tax and consulting fees.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2006 and 2005 were approximately $1,578,000 and $1,417,000, respectively.  The increase of approximately $161,000, or 11%, was primarily due to increased personnel costs, which were a result of our apartment acquisitions.

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

Professional and administrative expenses reimbursed to affiliate consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Finance	$400,000	$385,000	$298,000
Accounting	824,000	635,000	485,000
Investor Relations	227,000	197,000	153,000
Human Resources	18,000	14,000	73,000
Overhead	109,000	186,000	102,000

Total	$1,578,000	$1,417,000	$1,111,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the years ended December 31, 2006 and 2005 was approximately $13,993,000 and $6,215,000, respectively.  The increase of $7,778,000, or 125%, was primarily due to the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments, and the August 2005 acquisition of The Lakes Apartments.

Depreciation and amortization from continuing operations for the years ended December 31, 2005 and 2004 was approximately $6,215,000 and $5,831,000, respectively.  The increase of approximately $384,000, or 7%, was primarily due to the acquisition of The Lakes Apartments in August 2005 and was also due to the amortization of intangible assets, partially offset by the revision of our fixed asset lives subsequent to our acquisition of them for all our properties.

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2006 and 2005 was approximately $165,000 and $383,000, respectively.  The decrease of $218,000, or 57%, was primarily the result of decreased interest earned on investments.

Interest and other income from continuing operations for the years ended December 31, 2005 and 2004 was approximately $383,000 and $1,582,000, respectively.  The decrease of approximately $1,199,000, or 76%, was primarily the result of a $1,500,000 settlement payment received from NTS Development Company in 2004 in relation to the class action litigation settlement.  The decrease was partially offset by interest received on the sweep account as well as the investment in the joint venture.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2006 and 2005 was approximately $11,363,000 and $5,540,000, respectively.  The increase of $5,823,000, or 105%, was primarily due to additional loan proceeds obtained for our apartment acquisitions.

Interest expense from continuing operations for the years ended December 31, 2005 and 2004 was approximately $5,540,000 and $8,343,000, respectively.  The decrease of approximately $2,803,000, or 34%, was primarily the result of prepayment penalties and the disposing of loan costs not fully amortized as the result of early prepayment of debt at some of the commercial and multifamily properties, as well as lowered interest rates due to the refinancing of approximately $94.0 million of debt in 2004.  The decrease was partially offset by additional loan proceeds obtained in December 2004 and the first, third and fourth quarters of 2005.

Loss on Disposal of Assets

Loss on disposal of assets from continuing operations for the years ended December 31, 2006, 2005 and 2004 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties.  The 2006 replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, and tenant improvements, amongst others. The 2005 replacements included heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, lighting upgrades and fire sprinkler replacements, amongst others.

Income from Investment in Joint Venture

Income from investment in joint venture from continuing operations for the year ended December 31, 2005 can be attributed to the investment with an unaffiliated third-party investor which liquidated and ceased to exist in December 2005.

Discontinued Operations, Net

Discontinued operations, net for the years ended December 31, 2006 and 2005 were approximately $1,144,000 and $1,801,000, respectively.  The decreases of $657,000, or 36% was primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and Commonwealth Business Center Phases I and II on May 18, 2006.

Discontinued operations, net for the years ended December 31, 2005 and 2004 were approximately $1,801,000 and $(1,399,000), respectively.  The increase of approximately $3,200,000 was primarily due to the prepayment penalty incurred in 2004 at Sabal Park Apartments due to early repayment of debt.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2006 was approximately $49,950,000 due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and the sale of Commonwealth Business Center Phases I and II on May 18, 2006.

Gain on sale of discontinued operations for the year ended December 31, 2005 can be attributed to the sale of 1.92 acres of land at Outlets Mall.  There were no gains on sales of assets in 2004.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2006 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$220,932,189	$55,406,698	$19,328,431	$10,971,206	$135,225,854
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$220,932,189	$55,406,698	$19,328,431	$10,971,206	$135,225,854

(1)   We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(2)   We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Within One Year	One - Three Years	Three - Five Years	After Five Years
Other Commercial Commitments
Line of credit	$-	$-	$-	$-	$-
Standby letters of credit and guarantees	-	-	-	-	-
Other commercial commitments (1)	-	-	-	-	-

Total commercial commitments	$-	$-	$-	$-	$-

(1)   We do not, as a practice, enter into long-term purchase commitments for commodities or services.  We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

PREDECESSORS’ RESULTS OF OPERATIONS

The following describes each of our predecessors’ results of operations on a historical basis for the period ended December 27, 2004.

NTS PROPERTIES III

  NTS-Properties III (referred to in this discussion as “we,” “us” or “our”) owned three commercial properties.  We generated almost all of our net operating income from property operations.

Period Ended December 27,
2004
Total revenues	$3,811,008
Operating expenses and operating expenses reimbursed to affiliate	1,148,072
Depreciation and amortization	1,051,918
Total interest expense	(1,104,216)
Net (loss) income	(253,950)

Rental income and tenant reimbursements generated by our properties were as follows:

Period Ended December 27,
2004
NTS Center	$1,106,207
Plainview Center	1,340,769
Peachtree Corporate Center	1,364,032

The occupancy levels at our properties were as follows:

December 27,
2004
NTS Center	75%
Plainview Center	83%
Peachtree Corporate Center	90%

The average occupancy levels at our properties were as follows:

Period Ended December 27,
2004
NTS Center	74%
Plainview Center	80%
Peachtree Corporate Center	87%

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004.

Period Ended December 27,
2004
Operating activities	$1,284,744
Investing activities	(189,422)
Financing activities	(422,845)

Net increase in cash and equivalents	$672,477

NTS-PROPERTIES IV

NTS-Properties IV (referred to in this discussion as “we,” “us” or “our”) owned two commercial properties, one multifamily property and had investments in five joint venture properties.  We generated almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations.  The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,049,296	$497,725	$-	$1,547,021
Operating expenses and operating expenses reimbursed to affiliate	476,779	259,483	-	736,262
Depreciation and amortization	205,319	165,057	3,363	373,739
Total interest expense	(536,784)	-	-	(536,784)
Income (loss) from continuing operations	(319,369)	9,152	(620,321)	(930,538)
Discontinued operations, net	-	290,138	-	290,138
Net (loss) income	(319,369)	299,290	(620,321)	(640,400)

Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase I	$687,926
Plainview Point Office Center Phases I and II	$497,725
The Willows of Plainview Phase I	$1,049,296

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	$1,111,361
Golf Brook Apartments (3.97%)	$2,953,352
Plainview Point Office Center Phase III (4.96%)	$736,596
Blankenbaker Business Center 1A (29.61%)	$949,011
Lakeshore Business Center Phase I (10.92%)	$1,465,488
Lakeshore Business Center Phase II (10.92%)	$1,407,525
Lakeshore Business Center Phase III (10.92%)	$600,429

The occupancy levels at our properties and joint ventures were as follows:

December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase I	53%
Plainview Point Office Center Phases I and II	66%
The Willows of Plainview Phase I	80%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	74%
Golf Brook Apartments (3.97%)	98%
Plainview Point Office Center Phase III (4.96%)	91%
Blankenbaker Business Center 1A (29.61%)	100%
Lakeshore Business Center Phase I (10.92%)	66%
Lakeshore Business Center Phase II (10.92%)	75%
Lakeshore Business Center Phase III (10.92%)	100%

The average occupancy levels at our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase I	82%
Plainview Point Office Center Phases I and II	73%
The Willows of Plainview Phase I	86%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (9.70%)	80%
Golf Brook Apartments (3.97%)	96%
Plainview Point Office Center Phase III (4.96%)	74%
Blankenbaker Business Center 1A (29.61%)	100%
Lakeshore Business Center Phase I (10.92%)	71%
Lakeshore Business Center Phase II (10.92%)	77%
Lakeshore Business Center Phase III (10.92%)	91%

The following table illustrates our cash flows used in or provided by operating activities, investing activities and financing activities:

Period Ended December 27,
2004
Operating activities	$451,170
Investing activities	12,088
Financing activities	(566,573)

Net decrease in cash and equivalents	$(103,315)

NTS-PROPERTIES V

NTS-Properties V, a Maryland limited partnership (referred to in this discussion as “we,” “us” or “our”) owned one commercial property and had investments in four joint venture properties.  We generated almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations.  The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$1,111,361	$3,473,442	$-	$4,584,803
Operating expenses and operating expenses reimbursed to affiliate	531,975	1,199,836	-	1,731,811
Depreciation and amortization	258,567	920,405	15,074	1,194,046
Total interest expense	(704,842)	(1,248,511)	(93,326)	(2,046,679)
Loss from continuing operations	(548,923)	(753,960)	(605,376)	(1,908,259)
Discontinued operations, net	-	(23,048)	-	(23,048)
Net loss	(548,923)	(777,008)	(605,376)	(1,931,307)

Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase II	$402,877

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	$1,111,361
Lakeshore Business Center Phase I (81.19%)	$1,465,488
Lakeshore Business Center Phase II (81.19%)	$1,407,525
Lakeshore Business Center Phase III (81.19%)	$600,429

The occupancy levels at our properties and joint ventures were as follows:

December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase II	56%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	74%
Lakeshore Business Center Phase I (81.19%)	66%
Lakeshore Business Center Phase II (81.19%)	75%
Lakeshore Business Center Phase III (81.19%)	100%

The average occupancy levels at our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Commonwealth Business Center Phase II	60%

Joint Venture Properties (Ownership % on December 27, 2004)
The Willows of Plainview Phase II (90.30%)	80%
Lakeshore Business Center Phase I (81.19%)	71%
Lakeshore Business Center Phase II (81.19%)	77%
Lakeshore Business Center Phase III (81.19%)	91%

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

Period Ended December 27,
2004
Operating activities	$463,347
Investing activities	(417,350)
Financing activities	78,059

Net increase in cash and equivalents	$124,056

NTS-PROPERTIES VI

NTS-Properties VI, a Maryland limited partnership (referred to in this discussion as “we,” “us” or “our”) owned four multifamily properties and had investments in two joint venture properties.  We generated almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included commercial and multifamily operations.  The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

The following table of segment data is provided:

	Period Ended December 27, 2004
	Multifamily	Commercial	Partnership	Total
Total revenues	$5,158,377	$736,596	$-	$5,894,973
Operating expenses and operating expenses reimbursed to affiliate	2,032,244	337,778	-	2,370,022
Depreciation and amortization	1,513,466	225,704	78,771	1,817,941
Total interest expense	(1,276,438)	(22,272)	(884,263)	(2,182,973)
(Loss) income from continuing operations	(291,932)	46,396	(1,729,324)	(1,974,860)
Discontinued operations, net	(10,569)	-	-	(10,569)
Net (loss) income	(302,501)	46,396	(1,729,324)	(1,985,429)

Rental income and tenant reimbursements generated by our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Sabal Park Apartments	$1,954,657
Willow Lake Apartments	$2,054,065
Park Place Apartments Phase I	$1,583,409
Park Place Apartments Phase III	$1,520,903

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	$2,953,352
Plainview Point Office Center Phase III (95.04%)	$736,596

The occupancy levels at our properties and joint ventures were as follows:

December 27,
2004
Wholly-Owned Properties
Sabal Park Apartments	99%
Willow Lake Apartments	87%
Park Place Apartments Phase I	86%
Park Place Apartments Phase III	85%

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	98%
Plainview Point Office Center Phase III (95.04%)	91%

The average occupancy levels at our properties and joint ventures were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
Sabal Park Apartments	96%
Willow Lake Apartments	86%
Park Place Apartments Phase I	83%
Park Place Apartments Phase III	90%

Joint Venture Properties (Ownership % on December 27, 2004)
Golf Brook Apartments (96.03%)	96%
Plainview Point Office Center Phase III (95.04%)	74%

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

Period Ended December 27,
2004
Operating activities	$1,665,653
Investing activities	(770,830)
Financing activities	(358,174)

Net increase in cash and equivalents	$536,649

NTS-PROPERTIES VII

NTS-Properties VII, Ltd. (referred to in this discussion as “we,” “us” or “our”) owned two multifamily properties and had investments in one joint venture property.  We generated almost all of our net operating income from property operations.

Period Ended December 27,
2004
Total revenues	$1,571,552
Operating expenses and operating expenses reimbursed to affiliate	629,559
Depreciation and amortization	408,391
Total interest expense	(264,931)
Net loss	(332,902)

Rental income and tenant reimbursements generated by our properties and joint venture were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
The Park at the Willows	$321,060
Park Place Apartments Phase II	$1,250,492

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	$949,011

The occupancy levels at our properties and joint venture were as follows:

December 27,
2004
Wholly-Owned Properties
The Park at the Willows	94%
Park Place Apartments Phase II	88%

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	100%

The average occupancy levels at our properties and joint venture were as follows:

Period Ended December 27,
2004
Wholly-Owned Properties
The Park at the Willows	90%
Park Place Apartments Phase II	84%

Joint Venture Property (Ownership % on December 27, 2004)
Blankenbaker Business Center 1A (31.34%)	100%

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

Period Ended December 27,
2004
Operating activities	$(90,391)
Investing activities	100,084
Financing activities	(87,258)

Net decrease in cash and equivalents	$(77,565)

NTS PRIVATE GROUP

NTS Private Group (referred to in this discussion as “we,” “us” or “our”) owned three retail properties, eight commercial properties and operated a land lease.  We generated almost all of our net operating income from property operations.  In order to evaluate our overall portfolio, management analyzed the operating performance of the properties based on operating segments, which included retail and commercial real estate operations and land leases.  The financial information of the operating segments was prepared consistent with the basis and manner in which our management internally disaggregated financial information for the purpose of decision making.

	Period Ended December 27, 2004
	Land	Retail	Commercial	Total
Total revenues	$45,087	$1,358,242	$2,930,694	$4,334,023
Operating expenses and operating expenses reimbursed to affiliate	1,133	225,740	646,844	873,717
Depreciation and amortization	5,087	315,343	664,136	984,566
Total interest expense	-	(423,166)	(1,722,858)	(2,146,024)
Income (loss) from continuing operations	3,293	240,684	(499,677)	(255,700)
Discontinued operations, net	-	-	(1,903,359)	(1,903,359)
Net income (loss)	3,293	240,684	(2,403,036)	(2,159,059)

Rental income and tenant reimbursements generated by our properties were as follows:

Period Ended December 27,
2004
Anthem Office Center	$810,692
Atrium Center	789,858
Sears Office Building	785,300
Springs Medical Office Center	1,680,865
Springs Office Center	2,048,589
Blankenbaker Business Center 1B	577,686
Blankenbaker Business Center II	632,406
Clarke American	544,844
Bed, Bath & Beyond	423,091
Outlets Mall	665,887
Springs Station	269,264
ITT Parking Lot	45,087

The occupancy levels at our properties were as follows:

December 27,
2004
Anthem Office Center	100%
Atrium Center	67%
Sears Office Building	100%
Springs Medical Office Center	89%
Springs Office Center	96%
Blankenbaker Business Center 1B	100%
Blankenbaker Business Center II	76%
Clarke American	100%
Bed, Bath & Beyond	100%
Outlets Mall	100%
Springs Station	92%
ITT Parking Lot	N/A

The average occupancy levels at our properties were as follows:

Period Ended December 27,
2004
Anthem Office Center	100%
Atrium Center	55%
Sears Office Building	100%
Springs Medical Office Center	93%
Springs Office Center	97%
Blankenbaker Business Center 1B	100%
Blankenbaker Business Center II	78%
Clarke American	100%
Bed, Bath & Beyond	100%
Outlets Mall	100%
Springs Station	97%
ITT Parking Lot	N/A

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004.

Period Ended December 27,
2004
Operating activities	$3,156,716
Investing activities	(837,669)
Financing activities	(2,503,620)

Net decrease in cash and equivalents	$(184,573)

BLANKENBAKER BUSINESS CENTER 1A

Blankenbaker Business Center 1A (referred to in this discussion as “we,” “us” or “our”) owned one commercial property.  We generated almost all of our net operating income from property operations.

Period Ended December 27,
2004
Total revenues	$-
Operating expenses and operating expenses reimbursed to affiliate	-
Depreciation and amortization	-
Total interest expense	-
Income (Loss) from continuing operations	-
Discontinued operations, net	247,498
Net income	247,498

Rental income and tenant reimbursements generated by our property were as follows:

Period Ended December 27,
2004
Blankenbaker Business Center 1A	$949,011

The occupancy levels at our property were as follows:

December 27,
2004
Blankenbaker Business Center 1A	100%

The average occupancy levels at our property were as follows:

Period Ended December 27,
2004
Blankenbaker Business Center 1A	100%

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the period ended December 27, 2004.

Period Ended December 27,
2004
Operating activities	$951,226
Investing activities	(26,379)
Financing activities	(656,433)

Net increase in cash and equivalents	$268,414

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $65.8 million at variable rates.  We anticipated that a hypothetical 100 basis point increase in interest rates would result in an approximate $8.4 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $658,000 annually.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership:

We have audited the accompanying balance sheets of NTS Realty Holdings Limited Partnership (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2006.  We have also audited the accompanying statements of operations, partners’ equity and cash flows for the period from January 1, 2004 through December 27, 2004 of NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture (collectively, “Predecessors to the Company”).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS Realty Holdings Limited Partnership at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 and the results of operations and cash flows for the period from January 1, 2004 through December 27, 2004 of NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd., NTS Private Group and Blankenbaker Business Center 1A Joint Venture in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 27, 2007

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Balance Sheets as of December 31, 2006 and 2005

	2006	2005
ASSETS:
Cash and equivalents	$28,250	$5,409,318
Cash and equivalents - restricted	465,517	386,858
Accounts receivable, net of allowance for doubtful accounts of $346,526 at December 31, 2006 and $331,186 at December 31, 2005	1,515,955	1,588,460
Deposits	300,000	2,800,000
Land, buildings and amenities, net	275,504,920	119,745,821
Long-lived assets held for sale	27,577,468	54,432,360
Other assets	3,859,291	3,446,006

Total assets	$309,251,401	$187,808,823

LIABILITIES:
Mortgages and notes payable	$220,932,189	$138,012,832
Accounts payable and accrued expenses	3,864,505	2,801,960
Accounts payable and accrued expenses due to affiliate	756,086	373,138
Distributions payable	2,276,322	2,276,321
Security deposits	896,545	634,274
Long-lived liabilities held for sale	274,195	605,806
Other liabilities	2,776,853	1,054,297

Total liabilities	231,776,695	145,758,628

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ EQUITY	77,474,706	42,050,195

Total liabilities and partners’ equity	$309,251,401	$187,808,823

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
REVENUE:
Rental income	$36,371,113	$20,932,565	$-
Tenant reimbursements	1,809,065	1,771,447	-

Total revenue	38,180,178	22,704,012	-

EXPENSES:
Operating expenses	8,490,946	5,605,779	-
Operating expenses reimbursed to affiliate	4,529,912	2,604,159	-
Management fees	1,933,264	995,353	-
Property taxes and insurance	4,345,234	2,365,046	-
Professional and administrative expenses	1,922,057	2,660,593	312,027
Professional and administrative expenses reimbursed to affiliate	1,577,566	1,416,818	2,543
Depreciation and amortization	13,992,731	6,214,919	-

Total operating expenses	36,791,710	21,862,667	314,570

OPERATING INCOME (LOSS)	1,388,468	841,345	(314,570)

Interest and other income	164,986	382,710	2,978
Interest expense	(11,363,481)	(5,540,291)	(61,689)
Settlement charge	-	-	(2,896,259)
Loss on disposal of assets	(169,479)	(476,725)	-
Income from investment in joint venture	-	953,300	-

LOSS FROM CONTINUING OPERATIONS	(9,979,506)	(3,839,661)	(3,269,540)
Discontinued operations, net	1,144,335	1,801,274	-
Gain on sale of discontinued operations	49,950,486	270,842	-

NET INCOME (LOSS)	$41,115,315	$(1,767,545)	$(3,269,540)

Loss from continuing operations allocated to limited partners	$(9,353,033)	$(3,598,623)	$(3,064,291)
Discontinued operations, net allocated to limited partners	1,072,498	1,688,197	-
Gain on sale of discontinued operations allocated to limited partners	46,814,798	253,840	-

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$38,534,263	$(1,656,586)	$(3,064,291)

Loss from continuing operations per limited partnership unit	$(0.88)	$(0.34)	$(0.29)
Discontinued operations, net per limited partnership unit	0.10	0.16	-
Gain on sale of discontinued operations per limited partnership unit	4.39	0.02	-

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$3.61	$(0.16)	$(0.29)

Number of limited partnership interests	10,667,117	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Operations for the Period from January 1, 2004 to December 27, 2004

	NTS	NTS	NTS	NTS	NTS	NTS
	Properties	Properties	Properties	Properties	Properties	Private
	III	IV	V	VI	VII	Group	BBC 1A
REVENUE:
Rental income	$3,456,002	$1,513,642	$3,491,884	$5,893,362	$1,571,552	$4,188,727	$-
Tenant reimbursements	355,006	33,379	1,092,919	1,611	-	145,296	-

Total revenue	3,811,008	1,547,021	4,584,803	5,894,973	1,571,552	4,334,023	-

EXPENSES:
Operating expenses	815,311	384,441	1,224,634	1,419,006	346,078	611,752	-
Operating expenses reimbursed to affiliate	332,761	351,821	507,177	951,016	283,481	261,965	-
Management fees	181,963	84,382	252,383	306,370	79,390	260,617	-
Property taxes and insurance	254,310	119,279	792,285	434,849	128,001	208,272	-
Professional and administrative expenses	384,521	617,953	844,738	1,029,137	358,214	122,528	-
Professional and administrative expenses reimbursed to affiliate	155,872	166,250	212,127	432,158	142,424	-	-
Depreciation and amortization	1,051,918	373,739	1,194,046	1,817,941	408,391	984,566	-

Total operating expenses	3,176,656	2,097,865	5,027,390	6,390,477	1,745,979	2,449,700	-

OPERATING INCOME (LOSS)	634,352	(550,844)	(442,587)	(495,504)	(174,427)	1,884,323	-

Interest and other income	217,175	206,214	374,569	744,164	30,591	6,001	-
Interest expense	(1,104,216)	(536,784)	(2,046,679)	(2,182,973)	(264,931)	(2,146,024)	-
Loss on disposal of assets	(1,261)	(12,201)	(6,181)	(4,986)	(1,700)	-	-
(Loss) income from investment in joint ventures	-	(36,923)	-	-	77,565	-	-

Loss before minority interest	(253,950)	(930,538)	(2,120,878)	(1,939,299)	(332,902)	(255,700)	-

Minority interest	-	-	(212,619)	35,561	-	-	-

Loss from continuing operations	(253,950)	(930,538)	(1,908,259)	(1,974,860)	(332,902)	(255,700)	-

Discontinued operations, net	-	290,138	(23,048)	(10,569)	-	(1,903,359)	247,498

NET (LOSS) INCOME	$(253,950)	$(640,400)	$(1,931,307)	$(1,985,429)	$(332,902)	$(2,159,059)	$247,498

Loss from continuing operations allocated to limited partners	$(204,535)	$(921,233)	$(1,889,176)	$(1,955,111)	$(329,573)

Discontinued operations, net allocated to limited partners	-	287,237	(22,818)	(10,464)	-

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(204,535)	$(633,996)	$(1,911,994)	$(1,965,575)	$(329,573)

Loss from continuing operations per limited partnership unit	$(16.27)	$(38.21)	$(61.90)	$(50.27)	$(0.60)

Discontinued operations, net per limited partnership unit	-	11.91	(0.75)	(0.27)	-

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(16.27)	$(26.30)	$(62.65)	$(50.54)	$(0.60)

Weighted average number of limited partnership units	12,570	24,109	30,521	38,889	552,236

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$41,115,315	$(1,767,545)	$(3,269,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Settlement charge	-	-	2,896,259
Gain from sale of discontinued operations	(49,950,486)	(270,842)	-
Loss on disposal of assets	246,232	661,823	-
Depreciation and amortization	15,947,736	9,358,242	-
Write-off of loan costs	-	113,102	-
Changes in assets and liabilities:
Cash and equivalents - restricted	(78,659)	(73,603)	-
Accounts receivable	(97,155)	(616,309)	-
Other assets	(1,204,628)	(1,307,944)	(182,326)
Accounts payable and accrued expenses	1,062,545	213,297	477,090
Accounts payable and accrued expenses due to affiliate	382,948	195,259	386
Distributions declared payable	-	2,276,321	-
Security deposits	148,906	235,229	-
Other liabilities	(772,011)	(1,689,574)	-

Net cash provided by (used in) operating activities	6,800,743	7,327,456	(78,131)

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(4,671,437)	(6,841,280)	-
Proceeds from sale of discontinued operations	77,483,821	386,157	-
Property acquisitions	(131,111,503)	(15,975,000)	-
Deposits on property acquisitions	(300,000)	(2,800,000)	-
Investment in and note receivable from joint venture	-	(9,010,224)	-
Proceeds from investment in and note receivable from joint venture	-	9,010,224	-
Cash and equivalents - restricted	874,079	(874,079)	-

Net cash used in investing activities	(57,725,040)	(26,104,202)	-

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	42,500,000	42,100,000	104,921,350
Principal payments on mortgages and notes payable	(47,369,458)	(36,289,230)	(950,000)
Advances to refinance predecessors’ mortgages and notes payable	-	-	(89,172,270)
Payoff to refinance mortgages and notes payable	-	-	(13,563,968)
Repayment of notes payable	-	(14,986,826)	-
Proceeds from revolving note payable, net	54,410,833	34,388,950	-
Cash contributed via merger	-	-	2,514,062
Additions to loan costs	(583,664)	(186,203)	(1,097,288)
Distributions paid	(3,414,482)	(3,414,482)	-

Net cash provided by financing activities	45,543,229	21,612,209	2,651,886

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(5,381,068)	2,835,463	2,573,755

CASH AND EQUIVALENTS, beginning of year	5,409,318	2,573,855	100

CASH AND EQUIVALENTS, end of year	$28,250	$5,409,318	$2,573,855

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$(33,377,982)	$-	$-
Mortgage payable assumed in acquisition	$33,377,982	$-	$-

Interest paid	$12,579,071	$7,235,589	$-

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Cash Flows for the Period from January 1, 2004 to December 27, 2004

	NTS	NTS	NTS	NTS	NTS	NTS
	Properties	Properties	Properties	Properties	Properties	Private
	III	IV	V	VI	VII	Group	BBC 1A
OPERATING ACTIVITIES:
Net (loss) income	$(253,950)	$(640,400)	$(1,931,307)	$(1,985,429)	$(332,902)	$(2,159,059)	$247,498
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	14,666	3,390	117,824	97,456	12,417	153,854	-
Write-off of uncollectible accounts receivable	(2,092)	(8,833)	(7,522)	(110,406)	(14,777)	(16,217)	-
Loss on disposal of assets	1,261	12,200	6,181	14,404	1,700	38,706	-
Depreciation and amortization	1,166,345	514,538	1,546,043	2,717,934	411,252	2,279,668	361,383
Write-off of loan costs	47,647	16,336	130,853	261,355	24,449	214,464	1,652
Income (loss) from investment in joint ventures	-	36,923	-	-	(77,565)	-	-
Minority interest (loss) income	-	-	(212,619)	35,561	-	-	-
Yield maintenance premiums	693,160	327,590	1,005,521	778,458	-	3,011,814	18,419
Changes in assets and liabilities:
Cash and equivalents - restricted	9,233	26,207	340,199	12,294	(525)	70,815	(547)
Accounts receivable	(217,246)	17,680	(171,477)	113,615	5,549	(8,812)	20,749
Other assets	(75,421)	(5,815)	(75,173)	(33,758)	3,700	(215,603)	1,279
Accounts payable and accrued expenses	(120,351)	136,722	76,701	28,809	(45,410)	(234,145)	(7,403)
Accounts payable and accrued expenses due to affiliate	15,256	(9,081)	(345,514)	(134,600)	(79,407)	34,521	304,168
Security deposits	5,590	(2,950)	20,060	5,630	-	(29,801)	-
Other liabilities	646	26,663	(36,423)	(135,670)	1,128	16,511	4,028

Net cash provided by (used in) operating activities	1,284,744	451,170	463,347	1,665,653	(90,391)	3,156,716	951,226

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(189,422)	(120,395)	(443,645)	(719,744)	(13,846)	(857,672)	(26,379)
Proceeds from sales of land, buildings and amenities	-	-	-	-	-	20,003	-
Investment in and advances from joint ventures	-	132,483	-	-	113,930	-	-
Minority interest	-	-	26,295	(51,086)	-	-	-

Net cash (used in) provided by investing activities	(189,422)	12,088	(417,350)	(770,830)	100,084	(837,669)	(26,379)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	-	-	396,653	19,216	-	400,000	-
Principal payments on mortgages and notes payable	(442,192)	(579,588)	(1,262,240)	(2,216,594)	(160,840)	(2,786,019)	(595,096)
Refinancing / loan payoff	(6,560,005)	(2,928,517)	(13,754,726)	(27,532,038)	(3,178,177)	(31,318,207)	(610,022)
Advance from NTS Realty	6,581,327	2,941,532	14,701,488	29,371,242	3,251,759	31,412,706	912,217
Cash distributions	-	-	-	-	-	(1,114,100)	(363,532)
Cash contributions	-	-	-	-	-	902,000	-
Additions to loan costs	(1,975)	-	(3,116)	-	-	-	-

Net cash (used in) provided by financing activities	(422,845)	(566,573)	78,059	(358,174)	(87,258)	(2,503,620)	(656,433)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	672,477	(103,315)	124,056	536,649	(77,565)	(184,573)	268,414

CASH AND EQUIVALENTS, beginning of period	180,911	298,240	191,321	125,342	263,655	440,049	33,977

CASH AND EQUIVALENTS, end of period	$853,388	$194,925	$315,377	$661,991	$186,090	$255,476	$302,391

Interest and yield maintenance premiums paid	$1,074,532	$549,616	$1,972,669	$3,196,545	$249,083	$5,740,666	$98,555

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Statements of Partners’ Equity (1) for the Years Ended December 31, 2006, 2005 and 2004

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Balances of January 1, 2004	-	-	$-	$-	$-

Capital contribution on January 15, 2004	-	-	100	-	100

Net loss	-	-	(205,249)	(3,064,291)	(3,269,540)

Noncash settlement charge	-	-	181,816	2,714,443	2,896,259

Issuance of limited partnership units	714,491	10,667,117	3,132,721	46,770,445	49,903,166

Balances on December 31, 2004	714,491	10,667,117	3,109,388	46,420,597	49,529,985

Termination of minority interest in Lakeshore/University II Joint Venture	-	-	(1,440)	(20,001)	(21,441)

Net loss	-	-	(110,959)	(1,656,586)	(1,767,545)

Distributions declared	-	-	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2005	714,491	10,667,117	2,639,743	39,410,452	42,050,195

Net income	-	-	2,581,052	38,534,263	41,115,315

Distributions declared	-	-	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2006	714,491	10,667,117	$4,863,549	$72,611,157	$77,474,706

(1)          For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004

NTS-PROPERTIES III

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS’ EQUITY / (DEFICIT):
Balances on January 1, 2004	12,570	$4,103,060	$(421,513)	$3,681,547

Net loss	-	(204,535)	(49,415)	(253,950)

Merger into NTS Realty	(12,570)	(3,898,525)	470,928	(3,427,597)

Balances on December 27, 2004	-	$-	$-	$-

NTS-PROPERTIES IV

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS’ EQUITY / (DEFICIT):
Balances on January 1, 2004	24,109	$4,331,014	$(207,535)	$4,123,479

Net loss	-	(633,996)	(6,404)	(640,400)

Merger into NTS Realty	(24,109)	(3,697,018)	213,939	(3,483,079)

Balances on December 27, 2004	-	$-	$-	$-

(1)          For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004

NTS-PROPERTIES V

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS’ EQUITY / (DEFICIT):
Balances on January 1, 2004	30,251	$6,451,292	$(119,470)	$6,331,822

Net loss	-	(1,911,994)	(19,313)	(1,931,307)

Merger into NTS Realty	(30,251)	(4,539,298)	138,783	(4,400,515)

Balances on December 27, 2004	-	$-	$-	$-

NTS-PROPERTIES VI

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS’ EQUITY / (DEFICIT):
Balances on January 1, 2004	38,889	$8,921,840	$(243,911)	$8,677,929

Net loss	-	(1,965,575)	(19,854)	(1,985,429)

Merger into NTS Realty	(38,889)	(6,956,265)	263,765	(6,692,500)

Balances on December 27, 2004	-	$-	$-	$-

(1)          For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004

NTS-PROPERTIES VII

	Limited Partner Interests	Limited Partners	General Partner	Total
PARTNERS’ EQUITY / (DEFICIT):
Balances on January 1, 2004	552,236	$4,707,827	$(58,402)	$4,649,425

Net loss	-	(329,573)	(3,329)	(332,902)

Merger into NTS Realty	(552,236)	(4,378,254)	61,731	(4,316,523)

Balances on December 27, 2004	-	$-	$-	$-

NTS PRIVATE GROUP

Partners’ Equity/Deficit
Balance on January 1, 2004	$142,201

Contributions	902,000

Net loss	(2,159,059)

Distributions	(1,114,100)

Balance on December 27, 2004	$(2,228,958)

(1)          For the period presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP PREDECESSORS’

Statements of Partners’ Equity (1) for the Period from January 1, 2004 to December 27, 2004

BLANKENBAKER BUSINESS CENTER 1A

Partners’ Equity/Deficit
Balance on January 1, 2004	$1,943,080

Net income	247,498

Distributions	(363,532)

Merger into NTS Realty	(1,827,046)

Balance on December 27, 2004	$-

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

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  As of December 31, 2006, we own twenty-nine properties, comprised of nine multifamily properties; sixteen office and business centers; three retail properties; and one ground lease.  The properties are located in and around Louisville (17) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (1), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 2,540 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

C) Properties and Joint Ventures

NTS Realty is a limited partnership organized under the laws of the state of Delaware in 2003.  During 2006, NTS Realty acquired the following properties.

•                  The Grove at Richland Apartments, a 292-unit luxury apartment complex in Nashville, Tennessee.

•                  The Grove at Whitworth Apartments, a 301-unit luxury apartment complex in Nashville, Tennessee.

•                  The Grove at Swift Creek Apartments, a 240-unit luxury apartment complex in Richmond, Virginia.

•                  Castle Creek Apartments, a 276-unit luxury apartment complex in Indianapolis, Indiana.

•                  Lake Clearwater Apartments, a 216-unit luxury apartment complex in Indianapolis, Indiana.

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

•                  NTS Center, an office complex with approximately 116,300 net rentable square feet in Louisville, Kentucky.

•                  Plainview Center, an office complex with approximately 96,800 net rentable square feet in Louisville, Kentucky.

•                  Peachtree Corporate Center, a business park with approximately 192,000 net rentable square feet in Atlanta, Georgia.

NTS-PROPERTIES IV

NTS-Properties IV was a limited partnership organized under the laws of the Commonwealth of Kentucky on May 13, 1983.  The general partner was NTS-Properties Associates IV, a Kentucky limited partnership.

•                  Commonwealth Business Center Phase I, a business center with approximately 60,700 net rentable square feet in Louisville, Kentucky.

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

•                  A 29.61% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 100,700 net rentable square feet in Louisville, Kentucky.

•                  A 10.92% joint venture interest in the Lakeshore/University II Joint Venture.  A description of the properties owned by the Joint Venture appears below:

•                  Lakeshore Business Center Phase I - a business center with approximately 102,100 net rentable square feet in Fort Lauderdale, Florida.

•                  Lakeshore Business Center Phase II - a business center with approximately 96,300 net rentable square feet in Fort Lauderdale, Florida.

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

•                  A 90.30% joint venture interest in The Willows of Plainview Phase II, a 144-unit luxury apartment complex in Louisville, Kentucky.

•                  An 81.19% joint venture interest in the Lakeshore/University II Joint Venture.  A description of the properties owned by the Joint Venture appears below:

•                  Lakeshore Business Center Phase I - a business center with approximately 102,100 net rentable square feet in Fort Lauderdale, Florida.

•                  Lakeshore Business Center Phase II - a business center with approximately 96,300 net rentable square feet in Fort Lauderdale, Florida.

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

•                  Park Place Apartments Phase II, a 132-unit luxury apartment complex in Lexington, Kentucky.

•                  A 31.34% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 100,700 net rentable square feet in Louisville, Kentucky.

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

•                  Springs Medical Office Center, an office center with approximately 100,600 net rentable square feet in Louisville, Kentucky.

•                  Springs Office Center, an office center with approximately 126,000 net rentable square feet in Louisville, Kentucky.

•                  Bed, Bath & Beyond, a retail company with approximately 35,000 net rentable square feet in Louisville, Kentucky.

•                  Springs Station, a retail center with approximately 12,000 net rentable square feet in Louisville, Kentucky.

•                  ITT Parking Lot, a ground lease relating to a 120-space parking lot in Louisville, Kentucky.

BLANKENBAKER BUSINESS CENTER 1A

•                  Blankenbaker Business Center Joint Venture owned Blankenbaker Business Center 1A, a business center with approximately 100,700 net rentable square feet in Louisville, Kentucky.

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

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

NTS-REALTY

	Year Ended December 31,
	2006	2005
Net income (loss)	$41,115,315	$(1,767,545)
Items handled differently for tax purposes:
Depreciation and amortization	2,352,860	3,112,414
Prepaid rent and other capitalized costs	297,741	(150,787)
Loss on disposal of assets	(143,091)	(24,788)
Deferred gain on 1031 exchange properties	(51,061,664)	216,519
Acquisition costs	(154,822)	96,085
Other	301,720	220,880

Taxable (loss) income	$(7,291,941)	$1,702,778

NTS-PROPERTIES III

Period Ended December 27,
2004
Net loss	$(253,950)
Items handled differently for tax purposes:
Depreciation and amortization	416,078
Prepaid rent and other capitalized costs	(133,545)
Loss on disposal of assets	(42,775)
Allowance for doubtful accounts	12,574
Merger costs	232,691
Other	(10,924)

Taxable income	$220,149

NTS-PROPERTIES IV

Period Ended December 27,
2004
Net loss	(640,400)
Items handled differently for tax purposes:
Depreciation and amortization	335,842
Rental income	31,374
Merger costs	444,677
Other	(17,835)

Taxable income	$153,658

NTS-PROPERTIES V

Period Ended December 27,
2004
Net loss	$(1,931,307)
Items handled differently for tax purposes:
Depreciation and amortization	54,529
Rental income	(9,050)
Merger costs	559,085
Other	1,267

Taxable loss	$(1,325,476)

NTS-PROPERTIES VI

Period Ended December 27,
2004
Net loss	$(1,985,429)
Items handled differently for tax purposes:
Depreciation and amortization	14,337
Loss on disposal of assets	(63,918)
Prepaid rent and other capitalized costs	40,223
Bad debt allowance	(12,637)
Merger costs	715,540
Other	3,416

Taxable loss	$(1,288,468)

NTS-PROPERTIES VII

Period Ended December 27,
2004
Net loss	$(332,902)
Items handled differently for tax purposes:
Depreciation and amortization	59,190
Prepaid rent and other capitalized costs	3,435
Bad debt allowance	(2,360)
Gain (loss) on disposal of assets	612
Merger costs	204,199
Accrued expenses	-
Nondeductible expenses	299

Taxable loss	$(67,527)

NTS PRIVATE GROUP

Period Ended December 27,
2004
Net loss	$(2,159,059)
Items handled differently for tax purposes:
Depreciation and amortization	18,333
Section 743 adjustments	(110,130)
Prepaid rent and other capitalized costs	(19,464)
Allowance for doubtful accounts	138,963
Accrued expenses	-
Other	476

Taxable loss	$(2,130,881)

BLANKENBAKER BUSINESS CENTER 1A

Period Ended December 27,
2004
Net income	$247,498
Items handled differently for tax purposes:
Depreciation and amortization	52,819
Loss on disposal of assets	-
Other	31

Taxable income	$300,348

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

F) Reclassifications of 2005 and 2004 Financial Statements

Certain reclassifications have been made to the December 31, 2005 and 2004 financial statements to conform with December 31, 2006 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

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

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $223,336,000 at December 31, 2006.

Depreciation expense for the years ended December 31, 2006 and 2005 and the period ended December 27, 2004 was as follows:

	Year Ended December 31,		Period Ended December 27,
	2006	2005	2004
NTS Realty	$13,114,204	$5,154,074	$-
NTS-Properties III	-	-	1,030,425
NTS-Properties IV	-	-	373,739
NTS-Properties V	-	-	1,194,046
NTS-Properties VI	-	-	1,817,305
NTS-Properties VII	-	-	408,391
NTS Private Group	-	-	942,443
Blankenbaker Business Center 1A	-	-	-

	$13,114,204	$5,154,074	$5,766,349

Depreciation expense included in discontinued operations was $899,378, $1,847,130 and $2,337,262 for the years ended December 31, 2006 and 2005 and the period ended December 27, 2004, respectively.

Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2006 and 2005 and for the period ended December 27, 2004, did not result in an impairment loss.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was $1,143,241 and $1,310,838 at December 31, 2006 and 2005, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

M) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2006, 2005, and 2004.

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

Note 3 - Purchase Method Accounting and Unaudited Proforma Balance Sheet and Results of Operations

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

Presented below is the unaudited proforma balance sheet at December 28, 2004 after giving effect to the purchase accounting, refinancing and exchange of units as discussed above:

ASSETS:
Cash and equivalents	$3,523,855
Cash and equivalents - restricted	313,255
Accounts receivable, net	1,609,802
Land, buildings and amenities, net	156,243,048
Other assets	5,807,464

Total assets	$167,497,424

LIABILITIES AND PARTNERS’ EQUITY:
Mortgages and notes payable	$113,749,938
Accounts payable and accrued expenses	2,588,663
Accounts payable and accrued expenses due to affiliate	177,879
Security deposits	676,665
Other liabilities	774,294

Total liabilities	117,967,439

PARTNERS’ EQUITY	49,529,985

Total liabilities and partners’ equity	$167,497,424

Presented below is proforma condensed unaudited operating results for the year ended December 31, 2004 as if the merger was completed on January 1, 2003:

(Unaudited)
Year Ended
December 31, 2004
Total revenues	$34,269,118
Total operating expenses	32,697,133
Operating income	1,571,985

Interest and other income	1,605,440
Interest expense	(13,444,753)
Loss of disposal of assets	(74,452)

Net loss	$(10,341,780)

Net loss allocated to limited partners	$(9,692,564)

Net loss per limited partnership unit	$(0.91)

Number of limited partnership units	10,667,117

Intangibles

We have recorded intangible assets for above and below market leases and origination cost of acquired in place leases in connection with our merger and subsequent property acquisitions.  At December 31, 2006, these intangibles for above and below market leases and origination cost of acquired in place leases were approximately $209,000 and $517,000, net of cumulative amortization of approximately $122,000 and $2,382,000, respectively.  At December 31, 2005, these intangibles for above and below market leases and origination cost of acquired in place leases were approximately $339,000 and $814,000, net of cumulative amortization.  These balances are included on our balance sheet in the line item “Other Assets.”   Amortization of above and below market leases for the years ended December 31, 2006 and 2005 totals approximately $76,000 and $46,000, respectively.  Amortization of origination cost of acquired in place leases for the years ended December 31, 2006 and 2005 totals approximately $904,000 and $1,478,000, respectively.  On our Statement of Operations amortization of above and below market leases reduced rental income while amortization of origination cost of acquired in place leases was included in amortization expense.

The following is an approximate schedule of estimated amortization remaining at December 31, 2006:

For the Years Ended December 31,	Above/Below Market Leases	Acquired In Place Lease Cost
2007	$60,000	$279,000
2008	44,000	103,000
2009	44,000	54,000
2010	40,000	30,000
2011	7,000	18,000
Thereafter	14,000	33,000

	$209,000	$517,000

Note 4 - Concentration of Credit Risk

We own and operate multifamily, commercial, retail properties and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale, Florida, Indianapolis, Indiana, Nashville, Tennessee, Richmond, Virginia, and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $100,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $100,000.

Note 5 - Land, Buildings and Amenities

NTS Realty

The following schedule provides an analysis of our investment in property held for lease as of December 31:

	2006	2005
Land and improvements	$64,841,285	$29,809,826
Buildings and improvements	213,683,660	92,686,848
Amenities	15,078,735	2,380,001
	293,603,680	124,876,675

Less accumulated depreciation	(18,098,760)	(5,130,854)

	$275,504,920	$119,745,821

Note 6 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2006	2005
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $47,659,233	$28,907,648	$29,543,665

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 7.85%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $17,003,409. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	13,494,000	13,758,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $160,698,409	73,178,299	74,154,709

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $160,698,409	32,994,574	-

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 7.08%, due August 24, 2007	16,878,031	-

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,834,409	2,626,870	2,720,522

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,371,976	2,723,982	2,920,614

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,659,668	2,717,182	2,815,322

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $14,751,874	11,933,706	12,100,000

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 7.10%, maturing November 15, 2007, secured by certain land and buildings, with a carrying value of $29,248,359	35,477,897	-

	$220,932,189	$138,012,832

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2006 was approximately $204,949,000.

Our borrowing base limitation has been reduced to approximately $22,448,000 due to the sale of Commonwealth Business Center Phases I and II.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2006.  We intend to renew or refinance our mortgages and note payable coming due in the next twelve months.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2007	$55,406,698
2008	16,186,936
2009	3,141,495
2010	7,723,389
2011	3,247,817
Thereafter	135,225,854

$220,932,189

Note 7 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2006:

For the Years Ended December 31,	Amount
2007	$16,023,826
2008	13,507,249
2009	11,023,814
2010	9,162,988
2011	7,578,007
Thereafter	18,373,551

$75,669,435

Note 8 - Related Party Transactions

NTS-REALTY

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

Pursuant to the agreement with us NTS Development Company receives property management fees and repair and maintenance fees.  The property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  The construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings, and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewal or extensions.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2006 and 2005.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Year Ended December 31,
	2006	2005
Property management fees	$2,276,785	$1,670,460

Operating expenses reimbursement - Property	3,385,953	2,535,348
Operating expenses reimbursement - Leasing	396,381	213,894
Operating expenses reimbursement - Administrative	1,475,141	1,179,996
Operating expenses reimbursement - Other	104,837	92,705

Total operating expenses reimbursed to affiliate	5,362,312	4,021,943

Professional and administrative expenses reimbursed to affiliate	1,577,566	1,416,818

Related party transactions capitalized	739,782	-

Total related party transactions	$9,956,445	$7,109,221

Property, leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the year ended December 31, 2006 and 2005, we were charged approximately $66,000 and  $64,000, respectively for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot.  We received rental payments of approximately $295,000 from NTS Development Company during each of the years ended December 31, 2006 and 2005.  The average per square foot rental rate for similar space in NTS Center as of December 31, 2006 and 2005 was $13.85 and $14.14 per square foot, respectively.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot.  We received rental payments of approximately $3,700 and $8,800 from NTS Development Company during the years ended December 31, 2006 and 2005.  Commonwealth Business Center Phase I was sold on May 18, 2006.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

Period Ended December 27, 2004

Property management fees	$181,963

Operating expenses reimbursement - Property	211,682
Operating expenses reimbursement - Leasing	45,047
Operating expenses reimbursement - Administrative	66,498
Operating expenses reimbursement - Other	9,534

Total operating expenses reimbursed to affiliate	332,761

Professional and administrative expenses reimbursed to affiliate	155,872

Repairs and maintenance	9,093
Leasing commissions	6,414

Related party transactions capitalized	15,507

Total related party transactions	$686,103

During the period ended December 27, 2004, we were charged $7,313 for property maintenance fees from an affiliate of NTS Development Company.

During 2004 NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received approximately $295,000, or 8%, of total rental income from NTS Development Company during 2004.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

Period Ended December 27, 2004

Property management fees	$125,242

Operating expenses reimbursement - Property	296,208
Operating expenses reimbursement - Leasing	60,011
Operating expenses reimbursement - Administrative	106,740
Operating expenses reimbursement - Other	10,675

Total operating expenses reimbursed to affiliate	473,634

Professional and administrative expenses reimbursed to affiliate	166,250

Repairs and maintenance	3,889
Leasing commissions	17,069

Related party transactions capitalized	20,958

Total related party transactions	$786,084

During 2004 NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot.  We received $8,822 in rental payments from NTS Development Company during 2004.

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

We were charged the following amounts from NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

Period Ended December 27, 2004

Property management fees	$276,476

Operating expenses reimbursement - Property	443,260
Operating expenses reimbursement - Leasing	47,783
Operating expenses reimbursement - Administrative	130,116
Operating expenses reimbursement - Other	8,206

Total operating expenses reimbursed to affiliate	629,365

Professional and administrative expenses reimbursed to affiliate	212,127

Repairs and maintenance	16,920
Leasing commissions	567

Related party transactions capitalized	17,487

Total related party transactions	$1,135,455

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

Period Ended December 27, 2004

Property management fees	$549,901

Operating expenses reimbursement - Property	1,061,364
Operating expenses reimbursement - Leasing	140,561
Operating expenses reimbursement - Administrative	390,518
Operating expenses reimbursement - Other	29,306

Total operating expenses reimbursed to affiliate	1,621,749

Professional and administrative expenses reimbursed to affiliate	432,158

Repairs and maintenance	32,063
Leasing commissions	10,990

Related party transactions capitalized	43,053

Total related party transactions	$2,646,861

During the period ended December 27, 2004 we were charged $28,025, for property maintenance fees from an affiliate of NTS Development Company.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.

Period Ended December 27, 2004

Property management fees	$79,390

Operating expenses reimbursement - Property	167,206
Operating expenses reimbursement - Leasing	25,141
Operating expenses reimbursement - Administrative	88,408
Operating expenses reimbursement - Other	2,726

Total operating expenses reimbursed to affiliate	283,481

Professional and administrative expenses reimbursed to affiliate	142,424

Total related party transactions	$505,295

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

We were charged the following amounts by NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

Period Ended December 27, 2004

Property management fees	$559,082

Operating expenses reimbursement - Property	474,749
Operating expenses reimbursement - Leasing	80,305
Operating expenses reimbursement - Administrative	171,943
Operating expenses reimbursement - Other	19,195

Total operating expenses reimbursed to affiliate	746,192

Repairs and maintenance	43,468
Leasing commissions	30,152

Related party transactions capitalized	73,620

Total related party transactions	$1,378,894

During the period ended December 27, 2004 we were charged $33,807 for property maintenance fees from an affiliate of NTS Development Company.

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

The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the period ended December 27, 2004.  These charges included items which were expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which were capitalized as other assets or as land, buildings and amenities.  All of these items are included in our results of discontinued operations.

Period Ended December 27, 2004

Property management fees	$56,946

Operating expenses reimbursement - Property	32,239
Operating expenses reimbursement - Administrative	12,264
Operating expenses reimbursement - Other	1,017

Total operating expenses reimbursed to affiliate	45,520

Total related party transactions	$102,466

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

Litigation

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the settlement agreement jointly filed by the general partners (the “Former General Partners”) of the Partnerships, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) (the “California Litigation”) on December 5, 2003.  On October 26, 2006, the Superior Court entered an order holding that defendants had fulfilled their financial obligations required by the settlement.  No further proceedings are anticipated in connection with this case.

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

The parties entered into a settlement agreement to pay $176,000 to plaintiffs in exchange for (1) tender by the plaintiffs of all their units in our entity; (2) mutual releases; and (3) dismissal with prejudice of the Kentucky Litigation.  Our portion of the settlement is approximately $141,000.  The terms and conditions of the settlement agreement have been preformed and the Kentucky Litigation was dismissed with prejudice.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations.

Merger/Settlement Charge

 Our Statement of Operations includes a noncash charge in 2004 for our estimate related to the settlement of the California Litigation with a corresponding credit to Partners’ Equity.  The noncash charge was approximately $2.9 million.  Our earnings in 2004 were negatively impacted by this noncash charge.  However, there was no effect on our liquidity because Mr. Nichols, his spouse and Mr. Lavin funded the settlement payment.

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

	Year Ended December 31, 2006
	Multifamily	Commercial	Retail	Land	Nonsegment	Total
Rental income	$25,939,491	$9,351,330	$1,354,527	$36,169	$(310,404)	$36,371,113
Tenant reimbursements	-	1,731,760	77,305	-	-	1,809,065

Total revenue	25,939,491	11,083,090	1,431,832	36,169	(310,404)	38,180,178

Operating expenses and operating expenses reimbursed to affiliate	8,988,419	3,887,474	144,424	541	-	13,020,858
Management fees	1,314,282	544,756	72,418	1,808	-	1,933,264
Property taxes and insurance	3,031,176	1,139,366	40,969	2,259	131,464	4,345,234
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	3,499,623	3,499,623
Depreciation and amortization	10,749,444	2,956,953	283,727	2,607	-	13,992,731

Total operating expenses	24,083,321	8,528,549	541,538	7,215	3,631,087	36,791,710

Operating income (loss)	1,856,170	2,554,541	890,294	28,954	(3,941,491)	1,388,468

Interest and other income	31,513	70,434	8,303	-	54,736	164,986
Interest expense	(7,853,071)	(2,128,017)	(391,073)	-	(991,320)	(11,363,481)
Loss on disposal of assets	(82,145)	(87,334)	-	-	-	(169,479)

(Loss) income from continuing operations	(6,047,533)	409,624	507,524	28,954	(4,878,075)	(9,979,506)
Discontinued operations, net	9,767	1,134,568	-	-	-	1,144,335
Gain on sale of discontinued operations	48,271,343	1,679,143	-	-	-	49,950,486

Net income (loss)	$42,233,577	$3,223,335	$507,524	$28,954	$(4,878,075)	$41,115,315

Land, buildings and amenities, net	$223,109,516	$44,546,995	$7,692,090	$156,319	$-	$275,504,920

Expenditures for land, buildings and amenities	$167,284,412	$4,070,047	$-	$-	$-	$171,354,459

Segment liabilities from continuing operations, net	$15,787,554	$7,317,496	$2,741,026	$151	$204,917,387	$230,763,614
Segment liabilities from discontinued operations, net	-	1,013,081	-	-	-	1,013,081

Segment liabilities	$15,787,554	$8,330,577	$2,741,026	$151	$204,917,387	$231,776,695

	Year Ended December 31, 2005
	Multifamily	Commercial	Retail	Land	Nonsegment	Total
Rental income	$9,920,850	$9,923,961	$1,368,658	$36,169	$(317,073)	$20,932,565
Tenant reimbursements	-	1,696,071	75,376	-	-	1,771,447

Total revenue	9,920,850	11,620,032	1,444,034	36,169	(317,073)	22,704,012

Operating expenses and operating expenses reimbursed to affiliate	4,205,062	3,892,350	111,985	541	-	8,209,938
Management fees	492,428	453,306	49,619	-	-	995,353
Property taxes and insurance	1,016,390	1,126,100	38,088	1,628	182,840	2,365,046
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	4,077,411	4,077,411
Depreciation and amortization	2,754,807	3,175,132	282,373	2,607	-	6,214,919

Total operating expenses	8,468,687	8,646,888	482,065	4,776	4,260,251	21,862,667

Operating income (loss)	1,452,163	2,973,144	961,969	31,393	(4,577,324)	841,345

Interest and other income	8,043	21,838	89	-	352,740	382,710
Interest expense	(2,054,790)	(1,888,075)	(387,299)	-	(1,210,127)	(5,540,291)
Loss on disposal of assets	(152,906)	(134,268)	(189,551)	-	-	(476,725)
Income from investment in joint venture	-	-	-	-	953,300	953,300

(Loss) income from continuing operations	(747,490)	972,639	385,208	31,393	(4,481,411)	(3,839,661)
Discontinued operations, net	745,238	1,056,036	-	-	-	1,801,274
Gain on sale of discontinued operations	-	-	270,842	-	-	270,842

Net (loss) income	$(2,252)	$2,028,675	$656,050	$31,393	$(4,481,411)	$(1,767,545)

Land, buildings and amenities, net	$66,005,519	$45,627,518	$7,953,858	$158,926	$-	$119,745,821

Expenditures for land, buildings and amenities	$17,118,247	$5,240,384	$306,531	$-	$-	$22,665,162

Segment liabilities from continuing operations, net	$13,506,543	$7,230,391	$2,775,046	$-	$121,026,586	$144,538,566
Segment liabilities from discontinued operations, net	371,687	848,375	-	-	-	1,220,062

Segment liabilities	$13,878,230	$8,078,766	$2,775,046	$-	$121,026,586	$145,758,628

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

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$1,049,296	$464,346	$1,513,642
Tenant reimbursements	-	33,379	33,379

Total revenue	1,049,296	497,725	1,547,021

Operating expenses and operating expenses reimbursed to affiliate	476,779	259,483	736,262
Management fees	53,238	31,144	84,382
Property taxes and insurance	91,069	28,041	119,110
Depreciation and amortization	205,319	165,057	370,376

Total operating expenses	826,405	483,725	1,310,130

Operating income	222,891	14,000	236,891

Interest and other income	1,116	761	1,877
Interest expense	(536,784)	-	(536,784)
Loss on disposal of assets	(6,592)	(5,609)	(12,201)

(Loss) income from continuing operations	(319,369)	9,152	(310,217)

Discontinued Operations, net	-	290,138	290,138

Net (loss) income	$(319,369)	$299,290	$(20,079)

A reconciliation of the totals reported for the operating segments to the applicable line items in the financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

Period Ended December 27,
2004
PROPERTY TAXES AND INSURANCE
Property taxes and insurance for reportable segments	$119,110
Property taxes and insurance for Partnership	169

Total property taxes and insurance	$119,279

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$370,376
Depreciation and amortization for Partnership	3,363

Total depreciation and amortization	$373,739

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$1,877
Interest and other income for Partnership	204,337

Total interest and other income	$206,214

NET LOSS
Net loss for reportable segments	$(310,217)
Net loss for Partnership (1)	(620,321)
Discontinued Operations, net	290,138

Total net loss	$(640,400)

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$ N/A
Land, building and amenities for Partnership	N/A

Total land, buildings and amenities	$ N/A

LIABILITIES
Liabilities for reportable segments	$ N/A
Liabilities for Partnership	N/A

Total liabilities	$ N/A

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

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$1,111,361	$2,380,523	$3,491,884
Tenant reimbursements	-	1,092,919	1,092,919

Total revenue	1,111,361	3,473,442	4,584,803

Operating expenses and operating expenses reimbursed to affiliate	531,975	1,199,836	1,731,811
Management fees	57,043	195,340	252,383
Property taxes and insurance	102,880	689,170	792,050
Depreciation and amortization	258,567	920,405	1,178,972

Total operating expenses	950,465	3,004,751	3,955,216

Operating income	160,896	468,691	629,587

Interest and other income	721	26,343	27,064
Interest expense	(704,842)	(1,248,511)	(1,953,353)
Loss on disposal of assets	(5,698)	(483)	(6,181)

Loss from continuing operations	(548,923)	(753,960)	(1,302,883)

Discontinued operations, net	-	(23,048)	(23,048)

Net loss	$(548,923)	$(777,008)	$(1,325,931)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

Period Ended December 27,
2004
PROPERTY TAXES AND INSURANCE
Property taxes and insurance for reportable segments	$792,050
Property taxes and insurance for Partnership	235

Total property taxes and insurance	$792,285

DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$1,178,972
Depreciation and amortization for Partnership	15,074

Total depreciation and amortization	$1,194,046

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$27,064
Interest and other income for Partnership	347,505

Total interest and other income	$374,569

INTEREST EXPENSE
Interest expense for reportable segments	$1,953,353
Interest expense for Partnership	93,326

Total interest expense	$2,046,679

NET LOSS
Net loss for reportable segments	$(1,302,883)
Net loss for Partnership (1)	(817,995)
Minority interest	(212,619)
Discontinued operations, net	(23,048)

Total net loss	$(1,931,307)

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$ N/A
Land, building and amenities for Partnership	N/A

Total land, buildings and amenities	$ N/A

LIABILITIES
Liabilities for reportable segments	$ N/A
Liabilities for Partnership	N/A

Total liabilities	$ N/A

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

	Period Ended December 27, 2004
	Multifamily	Commercial	Total
Rental income	$5,158,377	$734,985	$5,893,362
Tenant reimbursements	-	1,611	1,611

Total revenue	5,158,377	736,596	5,894,973

Operating expenses and operating expenses reimbursed to Affiliate	2,032,244	337,778	2,370,022
Management fees	262,130	44,240	306,370
Property taxes and insurance	378,422	56,427	434,849
Depreciation and amortization	1,513,466	225,704	1,739,170

Total operating expenses	4,186,262	664,149	4,850,411

Operating income	972,115	72,447	1,044,562

Interest and other income	13,243	355	13,598
Interest expense	(1,276,438)	(22,272)	(1,298,710)
Loss on disposal of assets	(852)	(4,134)	(4,986)

(Loss) income from continuing operations	(291,932)	46,396	(245,536)

Discontinued operations, net	(10,569)	-	(10,569)

Net (loss) income	$(302,501)	$46,396	$(256,105)

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements was necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes:

Period Ended December 27,
2004
DEPRECIATION AND AMORTIZATION
Depreciation and amortization for reportable segments	$1,739,170
Depreciation and amortization for Partnership	78,771

Total depreciation and amortization	$1,817,941

INTEREST AND OTHER INCOME
Interest and other income for reportable segments	$13,598
Interest and other income for Partnership	730,566

Total interest and other income	$744,164

INTEREST EXPENSE
Interest expense for reportable segments	$1,298,710
Interest expense for Partnership	884,263

Total interest expense	$2,182,973

NET LOSS
Net loss for reportable segments	$(245,536)
Net loss for Partnership (1)	(1,693,763)
Minority interest	35,561
Discontinued operations, net	(10,569)

Total net loss	$(1,985,429)

LAND, BUILDINGS AND AMENITIES
Land, buildings and amenities for reportable segments	$ N/A
Land, buildings and amenities for Partnership	N/A

Total land, buildings and amenities	$ N/A

LIABILITIES
Liabilities for reportable segments	$ N/A
Liabilities for Partnership	N/A

Total liabilities	$ N/A

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

	Period Ended December 27, 2004
	Land	Retail	Commercial	Total
Rental income	$45,087	$1,281,893	$2,861,747	$4,188,727
Tenant reimbursements	-	76,349	68,947	145,296

Total revenue	45,087	1,358,242	2,930,694	4,334,023

Operating expenses and operating expenses reimbursed to affiliate	1,133	225,740	646,844	873,717
Management fees	1,200	81,579	177,838	260,617
Property taxes and insurance	1,581	37,297	169,394	208,272
Professional and administrative expenses	32,793	35,080	54,655	122,528
Depreciation and amortization	5,087	315,343	664,136	984,566

Total operating expenses	41,794	695,039	1,712,867	2,449,700

Operating income	3,293	663,203	1,217,827	1,884,323

Interest and other income	-	647	5,354	6,001
Interest expense	-	(423,166)	(1,722,858)	(2,146,024)

Income (loss) from continuing operations	3,293	240,684	(499,677)	(255,700)

Discontinued operations, net	-	-	(1,903,359)	(1,903,359)

Net income (loss)	$3,293	$240,684	$(2,403,036)	$(2,159,059)

Note 11 - Selected Quarterly Financial Data (Unaudited)

NTS REALTY

	For the Quarters Ended
2006	March 31	June 30	September 30	December 31

Total revenues	$7,765,741	$10,106,483	$10,149,047	$10,158,907
Operating income (loss)	590,467	441,716	(159,206)	515,491
Discontinued operations, net	297,468	226,774	216,929	403,164
Loss from continuing operations allocated to limited partners	(1,393,261)	(2,517,709)	(3,107,234)	(2,334,829)
Discontinued operations, net allocated to limited partners	278,794	212,538	203,311	377,855
Gain on sale of discontinued operations allocated to limited partners	45,241,065	1,573,733	-	-
Loss from continuing operations per limited partnership unit	(0.13)	(0.24)	(0.29)	(0.22)
Discontinued operations, net per limited partnership unit	0.03	0.02	0.02	0.03
Gain on sale of discontinued operations per limited partnership unit	4.24	0.15	-	-

	For the Quarters Ended
2005	March 31	June 30	September 30	December 31

Total revenues	$5,563,314	$5,638,279	$5,700,894	$5,801,525
Operating income (loss)	388,741	324,704	338,528	(210,628)
Discontinued operations, net	363,562	460,556	325,487	651,669
Loss from continuing operations allocated to limited partners	(798,361)	(969,473)	(983,950)	(846,839)
Discontinued operations, net allocated to limited partners	340,739	431,644	305,054	610,760
Gain on sale of discontinued operations allocated to limited partners	-	-	-	253,840
Loss from continuing operations per limited partnership unit	(0.08)	(0.09)	(0.09)	(0.08)
Discontinued operations, net per limited partnership unit	0.03	0.04	0.03	0.06
Gain on sale of discontinued operations per limited partnership unit	-	-	-	0.02

Note 12 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2006 and 2005, we had property acquisitions summarized as follows:

Property - Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Lakes Apartments	Indianapolis, IN	230	100%	August 26, 2005	$15,975,000
The Grove at Richland Apartments	Nashville, TN	292	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February 3, 2006	44,254,500
Castle Creek Apartments	Indianapolis, IN	276	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March 23, 2006	23,000,001

On August 26, 2005, we purchased The Lakes Apartments, located adjacent to Willow Lake Apartments, in Indianapolis, Indiana.  The Lakes is a 230-unit luxury multifamily property which includes amenities such as a fitness center, car wash, swimming pool and lighted tennis court.

The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.”  The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition.  We allocated the purchase price for the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in place leases) and acquired liabilities.  The intangible assets recorded will be amortized over a period of one year, which approximates the weighted average lease lives.    No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisitions, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.

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

On February 3, 2006, we closed on our two agreements to purchase two multifamily properties located in Nashville, Tennessee and one agreement to purchase a multifamily property in Chesterfield County, Virginia for a purchase price totaling approximately $117.2 million (a portion of which was satisfied by the assumption of a mortgage loan with a then current outstanding balance of approximately $33.4 million).  The Tennessee properties are commonly known as The Grove at Richland and The Grove at Whitworth, while the Virginia property is commonly known as The Grove at Swift Creek.

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

On December 8, 2006, we announced that we entered into an agreement with The Northwestern Life Insurance Company to purchase, together with an unaffiliated partner, a multifamily property located in Louisville, Kentucky known as The Overlook at St. Thomas.  Subject to the terms and conditions of the agreement, we agreed to an aggregate purchase price of $46 million to acquire The Overlook.  This is a 484 unit apartment community offering amenities such as a fitness center, indoor and outdoor swimming pools, two lighted tennis courts and custom home features.

On March 14, 2007, we announced that we completed the purchase of The Overlook, a multifamily property located in Louisville, Kentucky, with an unaffiliated co-owner.  We and our co-owner paid an aggregate purchase price of $46.0 million to acquire The Overlook using funds obtained from a $36.0 million mortgage loan and from the sale of our two office properties in February 2007.

Presented below is proforma condensed unaudited operating results for the years ended December 31, 2006 and 2005 as if our acquisitions were completed on January 1, 2006 and 2005, respectively.

	(Unaudited)
	Years Ended December 31,
	2006	2005
Total revenues	$40,282,618	$39,218,115
Total operating expenses	39,182,357	40,718,796
Operating income (loss)	1,100,261	(1,500,681)

Interest and other income	164,986	382,710
Interest expense	(12,279,321)	(11,984,456)
Loss of disposal of assets	(169,479)	(476,725)
Income from investment in joint ventures	-	953,300

Loss from continuing operations	(11,183,553)	(12,625,852)
Discontinued operations, net	1,144,335	1,801,274
Gain on sale of discontinued operations	49,950,486	270,842

Net income (loss)	$39,911,268	$(10,553,736)

Net income (loss) allocated to limited partners	$37,405,801	$(9,891,215)

Loss from continuing operations per limited partnership unit	$(0.98)	$(1.11)
Discontinued operations, net per limited partnership unit	0.10	0.16
Gain on sale of discontinued operations per limited partnership unit	4.39	0.02

Net income (loss) per limited partnership unit	$3.51	$(0.93)

Number of limited partnership units	10,667,117	10,667,117

Dispositions

We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments, Commonwealth Business Center Phases I and II, Blankenbaker Business Center I and II, Springs Medical Office Center, and Springs Office Center.  The assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2006 and 2005.

During the year ended December 31, 2006 we made the following property dispositions:

Property	Our Ownership	Date	Sale Price
Golf Brook Apartments	100%	February 2, 2006	$43,153,500
Sabal Park Apartments	100%	February 2, 2006	$28,350,000
Commonwealth Business Center Phase I	100%	May 18, 2006	$4,331,000
Commonwealth Business Center Phase II	100%	May 18, 2006	$2,769,000

On February 2, 2006 we closed on our agreements to sell Golf Brook Apartments and Sabal Park Apartments, our multifamily properties located in Orlando, Florida, to an unaffiliated Florida corporation for a sale price of approximately $71.5 million, resulting in a gain of approximately $48.3 million.

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

On September 15, 2006, we announced that we were notified by the prospective purchaser of Blankenbaker Business Centers I and II, two of our business centers located in Louisville, Kentucky, that such purchaser was unable to fulfill his obligations under the purchase agreement and, thus terminated the agreement.  We continue to actively market these properties for sale.  The assets and liabilities continue to be held for sale.

On September 18, 2006, the board of directors of our managing general partner authorized management to sell Blankenbaker Business Center I and II, Springs Medical Office Center and Springs Office Center at specified minimum prices.

On February 13, 2007, we announced that we completed the sale of Springs Medical Office Center and Springs Office Center, two office buildings located in Louisville, Kentucky, to MRI Springs Portfolio, LLC, an unaffiliated Delaware limited liability company.  We received $28.9 million in connection with the sale, resulting in a gain of approximately $14.8 million.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,
	2006	2005	2004
REVENUE:
Rental income	$6,653,099	$12,169,451	$11,130,817
Tenant Reimbursements	387,836	425,010	756,552

Total revenue	7,040,935	12,594,461	11,887,369

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,056,845	4,163,368	4,084,343
Management fees	343,521	675,107	663,895
Property taxes and insurance	523,738	1,074,703	1,042,854
Depreciation and amortization	1,015,339	2,390,754	2,408,602

Total operating expenses	3,939,443	8,303,932	8,199,694

DISCONTINUED OPERATING INCOME	3,101,492	4,290,529	3,687,675

Interest and other income	7,114	65,197	26,726
Interest expense	(1,887,518)	(2,369,354)	(5,065,617)
Loss on disposal of assets	(76,753)	(185,098)	(48,124)

DISCONTINUED OPERATIONS, NET	$1,144,335	$1,801,274	$(1,399,340)

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 13 — Officer Deferred Compensation Plan

On December 6, 2006, our managing general partner, NTS Realty Capital, Inc., established the NTS Realty Capital Inc. Officer Deferred Compensation Plan (the “Plan”).  The Plan permits each eligible officer of NTS Realty (“Participant”) to receive an annual equity bonus of phantom NTS Realty Units, as approved by the Board of Directors, on a deferred basis.  To be eligible, each Participant must be a designated officer on January 1 and December 1 of any year in which the Plan is in effect.   The Plan is unfunded and unsecured.  Amounts deferred by individual officers are an obligation of NTS Realty.

Participants may elect to defer the receipt of the annual equity bonus under this plan, or receive the bonus in the year that it is earned.  Participants may elect to defer receipt until their death, disability, separation of service, or a date specified by the Participant.

An account is maintained for each Participant in the Plan, with a balance equivalent to a phantom investment in NTS Realty Units.  A participant’s interest in an account is valued by multiplying the number of phantom units credited by the fair market value of NTS Realty units at the respective date.  Participants are 100% vested at all times in the value of the account.  All Participants will be paid based on the value of their account.

During December 2006, each participant elected to defer receipt of the annual equity bonus.  Therefore, each participant’s account was credited with 1,000 phantom units, as approved by the Board of Directors.  We recognized compensation expense of approximately $59,000, the fair market value of 8,000 units of NTS Realty, and recorded the obligation in “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of NTS Realty units.

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

As of December 31, 2006, our managing general partner’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2007.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from Ernst & Young LLP dated March 27, 2007, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Schedule III-Real Estate and Accumulated Depreciation	100-101

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(12)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(12)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

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

                   (4)               Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005

                   (5)               Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006

                   (6)               Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006

                   (7)               Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006

                   (8)               Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006.

                   (9)               Incorporated by reference to the Registrant’s current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006

             (10)               Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007

             (11)               Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007

             (12)               Filed herewith

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Year Constructed
Commercial
Anthem Office Center	$-	$760,037	$3,339,521	$-	$-	$760,037	$3,339,521	$4,099,558	$252,929	1995
Atrium (3)	-	1,032,711	1,839,129	-	388,615	1,032,711	2,227,744	3,260,455	487,480	1984
BBC I (3) (11)	-	1,894,684	3,698,920	(66,143)	3,988,916	1,828,541	7,687,836	9,516,377	472,207	1988
BBC II (3) (11)	-	543,639	2,025,969	5,616	1,255,502	549,255	3,281,471	3,830,726	298,933	1988
Clarke American (4)	2,723,982	521,736	2,165,877	-	-	521,736	2,165,877	2,687,613	315,637	2000
CBC I (11)	-	981,827	1,964,935	(981,827)	(1,964,935)	-	-	-	-	1984
CBC II (11)	-	891,649	1,208,480	(891,649)	(1,208,480)	-	-	-	-	1985
Lakeshore I (5)	-	2,128,882	3,661,323	-	990,116	2,128,882	4,651,439	6,780,321	704,868	1986
Lakeshore II (5)	-	3,171,812	3,772,955	4,200	289,604	3,176,012	4,062,559	7,238,571	629,708	1989
Lakeshore III (5)	-	1,264,136	3,252,297	-	174,004	1,264,136	3,426,301	4,690,437	371,345	2000
NTS Center	-	1,074,010	2,977,364	1,029	152,046	1,075,039	3,129,410	4,204,449	427,870	1977
Peachtree	-	1,417,444	3,459,185	-	209,576	1,417,444	3,668,761	5,086,205	837,823	1979
Plainview Center	-	753,160	3,414,356	-	26,990	753,160	3,441,346	4,194,506	641,707	1983
Plainview Point I & II	-	447,129	1,993,392	-	22,265	447,129	2,015,657	2,462,786	327,970	1983
Plainview Point III (6)	2,717,182	681,927	2,139,793	-	187,975	681,927	2,327,768	3,009,695	350,027	1987
Sears	-	925,539	1,390,215	-	-	925,539	1,390,215	2,315,754	135,990	1987
Springs Medical I (3) (11)	-	1,221,864	3,438,614	-	72,001	1,221,864	3,510,615	4,732,479	406,837	1988
Springs Office (3) (11)	-	2,667,040	5,660,709	2,400	638,901	2,669,440	6,299,610	8,969,050	684,394	1990

Multifamily
Castle Creek (7)	-	3,262,814	23,538,500	-	16,802	3,262,814	23,555,302	26,818,116	1,100,689	1999
Golf Brook (11)	-	2,728,354	11,607,036	(2,728,354)	(11,607,036)	-	-	-	-	1989
Lake Clearwater (7)	-	2,778,541	20,064,789	4,343	17,456	2,782,884	20,082,245	22,865,129	923,323	1999
Park Place (8)	-	5,181,523	21,082,463	-	488,799	5,181,523	21,571,262	26,752,785	1,816,313	1987
Sabal Park (11)	-	2,260,385	6,350,527	(2,260,385)	(6,350,527)	-	-	-	-	1987
The Grove at Richland (8)	-	11,372,241	34,321,460	5,858	24,427	11,378,099	34,345,887	45,723,986	1,991,364	1998
The Grove at Swift Creek (8)	-	5,524,124	21,626,475	-	11,375	5,524,124	21,637,850	27,161,974	1,468,452	2000
The Grove at Whitworth (8)	-	11,973,900	32,220,180	-	18,404	11,973,900	32,238,584	44,212,484	1,944,608	1994
The Lakes (9)	11,933,706	2,636,790	13,187,093	51,948	152,817	2,688,738	13,339,910	16,028,648	1,276,773	1992
The Willows (8)	-	3,015,448	10,947,277	29,643	261,299	3,045,091	11,208,576	14,253,667	841,382	1985
Willow Lake (8)	-	2,555,062	8,368,028	47,889	423,820	2,602,951	8,791,848	11,394,799	739,167	1985

Retail
Bed, Bath & Beyond (10)	2,626,870	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	190,702	1999
Outlets Mall	-	1,008,618	2,763,070	(115,064)	110,823	893,554	2,873,893	3,767,447	198,890	1983
Springs Station (3)	-	427,465	978,891	-	1,297	427,465	980,188	1,407,653	118,529	2001

Land
ITT Parking Lot	-	161,529	-	-	-	161,529	-	161,529	5,214	N/A

Nonsegment
NTS Realty Holdings Limited Partnership (3) (5) (7) (8)	200,930,449	-	-	-	-	-	-	-	-	N/A

	$220,932,189	$78,000,880	$260,749,075	$(6,890,496)	$(11,207,148)	$71,110,384	$249,541,927	$320,652,311	$19,961,131

(1)              Aggregate cost of real estate for tax purposes is approximately $223,336,000.

(2)              Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)              $35,477,897 mortgage held by a bank secured by Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Springs Medical I, Springs Office and Springs Station.

(4)              Mortgage held by an insurance company secured by certain land and a building.

(5)              $13,494,000 mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.

(6)              Mortgage held by a bank secured by certain land and a building.

(7)              $28,907,648 mortgage held by an insurance company secured by Castle Creek and Lake Clearwater.

(8)              $73,178,299 and $32,994,574 mortgages held by an insurance company secured by Park Place Apartments, The Grove at Richland, The Grove at Swiftcreek, The Grove at Whitworth, The Willows of Plainview and Willow Lake.

(9)              Mortgage held by FHLMC secured by certain land, buildings and amenities.

(10)          Mortgage held by an insurance company secured by certain land, building and amenities.

(11)          These properties are included in assets held for sale on the Balance Sheets and discontinued operations on the Statements of Operations.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Real Estate	Accumulated Depreciation

Balances on January 15, 2004	$-	$-

Merger acquisitions:
Land	40,452,470	-
Buildings and amenities	115,790,578	-

Balances on December 31, 2004	156,243,048	-

Additions during period:
Acquisitions	15,823,882	-
Improvements	6,841,280	-
Depreciation (1)	-	7,001,205

Deductions during period:
Retirements	(812,549)	(35,412)

Balances on December 31, 2005	178,095,661	6,965,793

Additions during period:
Acquisitions	166,683,023	-
Improvements	4,671,436	-
Depreciation (1)	-	14,013,581

Deductions during period:
Retirements	(28,797,809)	(1,018,243)

Balances on December 31, 2006	$320,652,311	$19,961,131

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
Date: March 27, 2007

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
Date: March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
Date: March 27, 2007

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	Director
Date: March 27, 2007

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
Date: March 27, 2007

By:	/s/ John Daly
John Daly
	Its:	Director
Date: March 27, 2007

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
Date: March 27, 2007