Form 10-Q
period 2007-03-31
NTS REALTY HOLDINGS LP
filed 2007-05-11
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

As of May 8, 2007, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties.  Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 28, 2007.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS:
Cash and equivalents	$140,932	$28,250
Cash and equivalents - restricted	1,948,742	465,517
Accounts receivable, net of allowance for doubtful accounts of $61,573 at March 31, 2007 and $346,526 at December 31, 2006	1,309,480	1,515,955
Deposits	—	300,000
Land, buildings and amenities, net	318,651,294	275,504,920
Long-lived assets held for sale	13,927,558	27,577,468
Other assets	4,309,859	3,859,291

Total assets	$340,287,865	$309,251,401

LIABILITIES:
Mortgages and notes payable	$237,796,059	$220,932,189
Accounts payable and accrued expenses	2,777,341	3,864,505
Accounts payable and accrued expenses due to affiliate	420,318	756,086
Distributions payable	1,138,076	2,276,322
Security deposits	973,282	896,545
Long-lived liabilities held for sale	121,147	274,195
Other liabilities	4,816,319	2,776,853

Total liabilities	248,042,542	231,776,695

MINORITY INTEREST	4,567,705	—

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	87,677,618	77,474,706

Total liabilities and partners’ equity	$340,287,865	$309,251,401

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of March 31, 2007

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	—	—	2,446,660	36,527,829	38,974,489
Net income current year	—	—	711,994	10,628,994	11,340,988
Cash distributions declared to date	—	—	(785,993)	(11,733,691)	(12,519,684)
Retirement of limited partnership interests	—	(848)	—	—	—

Balances on March 31, 2007	714,491	10,666,269	$5,504,042	$82,173,576	$87,677,618

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE:
Rental income	$10,038,641	$7,335,543
Tenant reimbursements	458,396	430,197

Total revenue	10,497,037	7,765,740

EXPENSES:
Operating expenses	2,119,902	1,447,120
Operating expenses reimbursed to affiliate	1,259,980	918,688
Management fees	526,407	404,985
Property taxes and insurance	1,179,773	855,487
Professional and administrative expenses	326,068	579,533
Professional and administrative expenses reimbursed to affiliate	507,109	405,886
Depreciation and amortization	3,737,974	2,563,574

Total operating expenses	9,657,213	7,175,273

OPERATING INCOME	839,824	590,467

Interest and other income	53,364	92,251
Interest expense	(3,041,501)	(2,082,362)
Loss on disposal of assets	(56,792)	(86,938)
Minority interest	7,468	—

LOSS FROM CONTINUING OPERATIONS	(2,197,637)	(1,486,582)
Discontinued operations, net	56,334	297,468
Gain on sale of discontinued operations	13,482,291	48,271,343

NET INCOME	$11,340,988	$47,082,229

Loss from continuing operations allocated to limited partners	$(2,059,668)	$(1,393,260)
Discontinued operations, net allocated to limited partners	52,797	278,794
Gain on sale of discontinued operations allocated to limited partners	12,635,865	45,241,064

NET INCOME ALLOCATED TO LIMITED PARTNERS	$10,628,994	$44,126,598

Loss from continuing operations per limited partnership unit	$(0.19)	$(0.13)
Discontinued operations, net per limited partnership unit	0.01	0.03
Gain on sale of discontinued operations per limited partnership unit	1.18	4.24

NET INCOME PER LIMITED PARTNERSHIP UNIT	$1.00	$4.14

Weighted average number of limited partnership interests	10,666,488	10,667,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$11,340,988	$47,082,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain from sale of discontinued assets	(13,482,291)	(48,271,343)
Loss on disposal of assets	56,792	97,671
Depreciation and amortization	3,933,423	3,130,820
Minority interest	(7,468)	—
Changes in assets and liabilities:
Cash and equivalents - restricted	(1,483,225)	(49,641)
Accounts receivable	510,989	(74,533)
Other assets	516,350	(306,412)
Accounts payable and accrued expenses	(1,087,164)	(143,039)
Accounts payable and accrued expenses due to affiliate	(335,768)	1,142,504
Distributions declared payable	(1,138,246)	(1,138,161)
Security deposits	(55,998)	194,975
Other liabilities	880,907	142,654

Net cash (used in) provided by operating activities	(350,711)	1,807,724

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,172,284)	(1,395,715)
Proceeds from sale of discontinued operations	26,102,758	66,687,685
Investment in joint venture by minority interest, net	4,575,173	—
Acquisitions	(45,944,506)	(131,162,176)
Deposits on property acquisitions	300,000	—
Cash and equivalents - restricted	—	874,079

Net cash used in investing activities	(16,138,859)	(64,996,127)

FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	36,000,000	42,500,000
Proceeds from revolving note payable	10,143,746	28,625,190
Principal payments on mortgages and notes payable	(8,079,876)	(13,193,823)
Additional payments on mortgage payable	(21,200,000)	—
Additions to loan costs	(261,788)	(130,932)
Cash distributions	170	—

Net cash provided by financing activities	16,602,252	57,800,435

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	112,682	(5,387,968)

CASH AND EQUIVALENTS, beginning of period	28,250	5,409,318

CASH AND EQUIVALENTS, end of period	$140,932	$21,350

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$—	$(33,377,982)
Mortgage payable assumed in acquisition	$—	$33,377,982

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2007 and 2006.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint venture.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At March 31, 2007, we owned wholly or through a joint venture twenty-eight properties, comprised of ten multifamily properties, fourteen office and business centers, three retail properties, and one ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Nashville (2), Tennessee, Richmond (1), Virginia, and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 3,020 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 13, 2007.

Consolidation Policy and Minority Interest

The consolidated financial statements include the accounts of all wholly-owned properties and our majority-owned joint venture.  Intercompany transactions and balances have been eliminated.

We include the results of operations, financial position and cash flows of The Overlook at St. Thomas in our consolidated financial statements.  The minority interest in The Overlook at St. Thomas is stated separately in our consolidated financial statements.

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

Certain reclassifications have been made to the March 31, 2006 financial statements to conform to the March 31, 2007 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

We account for our acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.  The assets and liabilities purchased are recorded at their fair market value at the date of the acquisition.  We allocate the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily property will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.

During the three months ended March 31, 2007, we made the following property acquisition:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000

(1)          Acquired a mortgage of $36.0 million.  Ownership percentage at March 31, 2007 was 60%.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2007 acquisition as of the beginning of each period presented.

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Revenues	$11,515,514	$9,031,674
Expenses and other income, net	14,210,143	10,836,060

Loss from continuing operations	$(2,694,629)	$(1,804,386)

Net income	$10,843,996	$46,764,425

Loss from continuing operations allocated to limited partners	$(2,525,459)	$(1,691,114)

Net income allocated to limited partners	$10,163,203	$43,828,745

Loss from continuing operations per limited partnership unit	$(0.24)	$(0.16)

Net income per limited partnership unit	$0.95	$4.11

Weighted average number of limited partnership interests	10,666,488	10,667,117

Dispositions

During the three months ended March 31, 2007, we made the following property dispositions:

Property — Commercial	Location	Square Feet	Date of Sale	Sale Price
Springs Medical Office Center (1) (3)	Louisville, KY	100,565	February 12, 2007	$15,150,000
Springs Office Center(2) (3)	Louisville, KY	125,964	February 12, 2007	13,750,000

(1)          Gain of approximately $8.8 million.

(2)          Gain of approximately $4.6 million.

(3)          We used proceeds from this disposition to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire 60% of The Overlook at St. Thomas.

Discontinued Operations and Long Lived Assets and Liabilities Held for Sale

We have presented separately as discontinued operations in all periods the results of operations for Golf Brook Apartments, Sabal Park Apartments, Commonwealth Business Center Phases I and II, Blankenbaker Business Center I and II, Springs Medical Office Center, and Springs Office Center.  These assets and liabilities held for sale have been separately identified on our balance sheets at March 31, 2007 and December 31, 2006.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three months ended March 31, 2007 and 2006.

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
REVENUE:
Rental income	$834,717	$2,151,215
Tenant reimbursements	64,586	110,763

Total revenue	899,303	2,261,978

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	313,512	765,048
Management fees	52,876	104,789
Property taxes and insurance	84,431	195,641
Depreciation and amortization	3,386	376,129

Total expenses	454,205	1,441,607

DISCONTINUED OPERATING INCOME	445,098	820,371

Interest and other income	8,764	3,311
Interest expense	(397,528)	(515,481)
Loss on disposal of assets	—	(10,733)

Discontinued operations, net	$56,334	$297,468

The components of long-lived assets held for sale consisted primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale included the accrued property tax liabilities and security deposit liabilities for the properties being sold.

Note 4 — Concentration of Credit Risk

We own and operate, either wholly or through a joint venture, multifamily properties, commercial and retail real estate and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale, Florida, Indianapolis, Indiana, Nashville, Tennessee, Richmond, Virginia and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense on continuing operations for the three months ended March 31, 2007 and 2006 was approximately $3,589,000 and $2,416,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three months ended March 31, 2007 and 2006 did not result in an impairment loss.

Note 8 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2007	December 31, 2006
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $47,014,662	$28,743,553	$28,907,648

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 7.82%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,804,585. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	13,428,000	13,494,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $159,000,522	72,924,959	73,178,299

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $159,000,522	32,876,186	32,994,574

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 7.07%, due August 24, 2007	19,691,145	16,878,031

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,810,572	2,602,115	2,626,870

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,332,521	2,672,182	2,723,982

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,672,320	2,691,341	2,717,182

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $14,509,697	11,888,681	11,933,706

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 7.07%, maturing November 15, 2007, secured by certain land and buildings, with a carrying value of $16,620,905	14,277,897	35,477,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $45,692,535	36,000,000	—

	$237,796,059	$220,932,189

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2007 was approximately $221.2 million.

Our borrowing base limitation on the revolving note payable has been reduced to approximately $22,448,000 due to the sale of Commonwealth Business Center Phases I and II.

On February 13, 2007, we paid down $21.2 million on the mortgage payable to a bank, maturing November 15, 2007, in connection with the sale of Springs Medical Office Center and Springs Office Center.

Interest paid for the three months ended March 31, 2007 and 2006 was approximately $3,406,000 and $2,319,000, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2007.  We intend to renew or refinance our mortgage and revolving note payable coming due in the next twelve months.

Note 9 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 — Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple properties.  Each employee services which are dedicated to a particular entity’s operations are allocated as a percentage of each employee costs to that entity.  We do not have any employee’s.  Pursuant to our management agreement, NTS Development Company provides its employee’s to us.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three months ended March 31, 2007 and 2006.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended March 31,
	2007	2006
Property management fees	$526,407	$404,984

Operating expenses reimbursement - Property	796,772	548,086
Operating expenses reimbursement - Multifamily Leasing	92,517	66,688
Operating expenses reimbursement - Administrative	342,491	286,586
Operating expenses reimbursement - Other	28,200	17,328

Total operating expenses reimbursed to affiliate	1,259,980	918,688

Professional and administrative expenses reimbursed to affiliate	507,109	405,886

Construction supervision fees	42,889	40,844
Commercial leasing fees	31,266	24,474

Total related party transactions	$2,367,651	$1,794,876

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended March 31, 2007 and 2006, we were charged approximately $28,000 and $24,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 during each of the three months ended March 31, 2007 and 2006.  The average per square foot rental rate for similar space in NTS Center as of March 31, 2007 was $13.73 per square foot.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot.  We received rental payments of approximately $2,000 from NTS Development Company during the three months ended March 31, 2006.  Commonwealth Business Center Phase I was sold to an unaffiliated third party on May 18, 2006.

Pursuant to the agreement with us, NTS Development Company received a disposition fee equal to 2%, or $303,000, of the sale price of Springs Medical Office Center and 2%, or $275,000, of the sale price of Springs Office Center during the three months ended March 31, 2007.  NTS Development Company received a disposition fee equal to 1%, or $715,000, of the sale price of Golf Brook Apartments and Sabal Park Apartments during the three months ended March 31, 2006. These disposition fees are included in our gain on sale of discontinued operations on our statement of operations.

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

	(Unaudited)
	Three Months Ended March 31, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$9,042	$324,976	$2,359,805	$7,415,786	$(70,968)	$10,038,641
Tenant reimbursements	—	18,504	439,892	—	—	458,396

Total revenue	9,042	343,480	2,799,697	7,415,786	(70,968)	10,497,037

Operating expenses and operating expenses reimbursed to affiliate	135	36,716	952,155	2,390,876	—	3,379,882
Management fees	452	16,891	139,629	369,435	—	526,407
Property taxes and insurance	523	10,925	295,196	839,392	33,737	1,179,773
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	833,177	833,177
Depreciation and amortization	652	67,802	730,351	2,939,169	—	3,737,974

Total operating expenses	1,762	132,334	2,117,331	6,538,872	866,914	9,657,213

Operating income (loss)	7,280	211,146	682,366	876,914	(937,882)	839,824

Interest and other income	—	—	5,005	31,483	16,876	53,364
Interest expense	—	(102,900)	(594,542)	(2,201,314)	(142,745)	(3,041,501)
Loss on disposal of assets	—	—	(49,134)	(7,658)	—	(56,792)
Minority interest	—	—	—	7,468	—	7,468

Income (loss) from continuing operations	7,280	108,246	43,695	(1,293,107)	(1,063,751)	(2,197,637)
Discontinued operations, net	—	—	56,334	—	—	56,334
Gain on sale of discontinued operations	—	—	13,482,291	—	—	13,482,291

Net income (loss)	$7,280	$108,246	$13,582,320	$(1,293,107)	$(1,063,751)	$11,340,988

Land, buildings and amenities, net	$155,667	$7,626,648	$44,651,563	$266,217,416	$—	$318,651,294

	(Unaudited)
	Three Months Ended March 31, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$9,042	$346,083	$2,344,517	$4,705,684	$(69,783)	$7,335,543
Tenant reimbursements	—	19,782	410,415	—	—	430,197

Total revenue	9,042	365,865	2,754,932	4,705,684	(69,783)	7,765,740

Operating expenses and operating expenses reimbursed to affiliate	135	31,842	904,495	1,429,336	—	2,365,808
Management fees	452	18,968	138,098	247,467	—	404,985
Property taxes and insurance	414	10,298	279,873	529,181	35,721	855,487
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	985,419	985,419
Depreciation and amortization	652	71,461	754,201	1,737,260	—	2,563,574

Total operating expenses	1,653	132,569	2,076,667	3,943,244	1,021,140	7,175,273

Operating income (loss)	7,389	233,296	678,265	762,440	(1,090,923)	590,467

Interest and other income	—	—	55,833	6,681	29,737	92,251
Interest expense	—	(99,089)	(507,980)	(1,198,750)	(276,543)	(2,082,362)
Loss on disposal of assets	—	—	(24,745)	(62,193)	—	(86,938)

Income (loss) from continuing operations	7,389	134,207	201,373	(491,822)	(1,337,729)	(1,486,582)
Discontinued operations, net	—	—	288,936	8,532	—	297,468
Gain on sale of discontinued operations	—	—	—	48,271,343	—	48,271,343

Net income (loss)	$7,389	$134,207	$490,309	$47,788,053	$(1,337,729)	$47,082,229

Land, buildings and amenities, net	$158,274	$7,888,416	$45,468,669	$231,154,075	$—	$284,669,434

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease. The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month. The process, known as “straight-lining” or “stepping” rent, has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease if the stated rent progressively increases over the term of the lease. Due to the impact of “straight-lining,” the cash collected exceeded the rental income for rent by approximately $69,900 and $59,600 for the three months ended March 31, 2007 and 2006, respectively. If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet. If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet. We defer recognition of contingent rental income, such as percentage or excess rent, until the breakpoint that triggers the contingent rental income is achieved. We periodically review the collectability of outstanding receivables. Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days if we believe these balances may be uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income. We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Generally, buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 5-30 years. Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in-place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Results of Operations

At March 31, 2007, we owned wholly or through a joint venture twenty-eight properties, comprised of ten multifamily properties, fourteen office and business centers, three retail properties and one ground lease. We generate substantially all of our operating income from property operations.

Net loss from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $2,198,000 and $1,487,000, respectively. The increase in net loss was primarily due to increased interest expense related to the loans obtained for the acquisition of Castle Creek Apartments and Lake Clearwater Apartments in 2006.

The following tables include certain selected summarized operating data for the three months ended March 31, 2007 and 2006. This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2007

	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$9,042	$343,480	$2,799,697	$7,415,786	$(70,968)	$10,497,037
Operating expenses and operating expenses reimbursed to affiliate	135	36,716	952,155	2,390,876	—	3,379,882
Depreciation and amortization	652	67,802	730,351	2,939,169	—	3,737,974
Total interest expense	—	(102,900)	(594,542)	(2,201,314)	(142,745)	(3,041,501)
Net income (loss)	7,280	108,246	13,582,320	(1,293,107)	(1,063,751)	11,340,988

	(Unaudited)
	Three Months Ended March 31, 2006

	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$9,042	$365,865	$2,754,932	$4,705,684	$(69,783)	$7,765,740
Operating expenses and operating expenses reimbursed to affiliate	135	31,842	904,495	1,429,336	—	2,365,808
Depreciation and amortization	652	71,461	754,201	1,737,260	—	2,563,574
Total interest expense	—	(99,089)	(507,980)	(1,198,750)	(276,543)	(2,082,362)
Net income (loss)	7,389	134,207	490,309	47,788,053	(1,337,729)	47,082,229

Occupancy levels at our continuing properties by segment as of March 31, 2007 and 2006 were as follows:

	2007	2006
Commercial	70.6%	69.8%
Multifamily	95.7%	94.2%
Retail	98.2%	100%
Land	N/A	N/A

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Commercial	70.8%	70.2%
Multifamily	95.4%	93.1%
Retail	98.2%	100%
Land	N/A	N/A

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The leasing and renewal negotiations for our commercial and retail properties are primarily handled by leasing agents that are employees of NTS Development Company. All advertising for the commercial and retail properties is coordinated by NTS Development Company’s marketing staff located in Louisville, Kentucky.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ended March 31, 2007 and 2006.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $10,497,000 and $7,766,000, respectively. The increase of $2,731,000, or 35%, was primarily the result of acquiring The Groves at Richland Apartments, The Groves at Swift Creek Apartments, The Groves at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $2,120,000 and $1,447,000, respectively. The increase of $673,000, or 47%, was primarily due to the 2006 acquisitions of the Grove at Richland Apartments, the Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $1,260,000 and $919,000, respectively. The increase of $341,000, or 37%, was primarily due to acquiring the five apartments in 2006 (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments).

We do not have any employees.

Pursuant to our management agreement, NTS Development Company employs many of the individuals who provide services necessary to operate our properties and conduct our business. NTS Development Company provides employees that may also perform services for other properties and business enterprises. In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services. The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Operating expenses reimbursed to affiliate”. The services provided by others are classified as “Operating Expenses”.

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Property	$797,000	$548,000
Multifamily Leasing	93,000	67,000
Administrative	342,000	287,000
Other	28,000	17,000

Total	$1,260,000	$919,000

Management Fees

Management fees from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $526,000 and $405,000, respectively. The increase of $121,000 or 30%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments, and Lake Clearwater Apartments.

Pursuant to our management agreement, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our properties. Management fees are calculated as a percentage of cash collections, however, for revenue reporting purposes are recorded on the accrual basis. As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $1,180,000 and $855,000, respectively. The increase of $325,000 or 38%, was primarily due to the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments and the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $326,000 and $580,000, respectively. The decrease of $254,000 or 44%, was primarily due to decreased legal and professional fees related to the class action litigation, general legal fees and decreased audit fees.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2007 and 2006 were approximately $507,000 and $406,000 respectively. The increase of $101,000 or 25%, was primarily due to increased personnel costs.

We do not have any employees.

Pursuant to our management agreement, NTS Development Company employs many of the individuals who provide services necessary to operate our properties and conduct our business. NTS Development Company provides employees that may also perform services for other properties and business enterprises. In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services. The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Professional and Administrative expenses reimbursed to affiliate”. The services provided by others are classified as “Professional and Administrative”.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Finance	$127,000	$108,000
Accounting	215,000	213,000
Investor Relations	127,000	55,000
Human Resources	5,000	4,000
Overhead	33,000	26,000

Total	$507,000	$406,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $3,738,000 and $2,564,000, respectively. The increase of $1,174,000 or 46% was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.

Interest and Other Income

Interest and other income for the three months ended March 31, 2007 and 2006 was approximately $53,000 and $92,000, respectively. The decrease of $39,000 or 42%, was primarily the result of a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building, partially offset by increased interest earned on investments.

Interest Expense

Interest expense from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $3,042,000 and $2,082,000, respectively. The increase of $960,000 or 46%, is primarily related to the loans obtained for the acquisition of Castle Creek Apartments and Lake Clearwater Apartments in 2006.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2007 and 2006 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial properties. These replacements include heating and air conditioning units and common area renovations.

Discontinued Operations

Discontinued operations, net for the three months ended March 31, 2007 and 2006 were approximately $56,000 and $297,000, respectively. The decrease of $241,000 or 81%, was primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006, the sale of Commonwealth Business Center Phases I and II on May 18, 2006 and the sale of Springs Medical Office Center and Springs Office Center on February 12, 2007.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended March 31, 2007 was approximately $13,482,000 due to the sale of Springs Medical Office Center and Springs Office Center on February 12, 2007. Gain on sale of discontinued operations for the three months ended March 31, 2006 was approximately $48,271,000 due to the sale of Golf Brook and Sabal Park Apartments on February 2, 2006.

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

	(Unaudited)
	Three Months Ended March 31,
	2007	2006
Operating activities	$(350,711)	$1,807,724
Investing activities	(16,138,859)	(64,996,127)
Financing activities	16,602,252	57,800,435

Net increase (decrease) in cash and equivalents	$112,682	$(5,387,968)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $1,808,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we used approximately $351,000 in net cash from operating activities. The change was primarily due to funds restricted from the sale of Springs Medical Office Center and Springs Office Center.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from approximately $64,996,000 to $16,139,000 for the three months ended March 31, 2006 and 2007, respectively. The decrease was primarily due to changes in investing activities from property acquisitions and dispositions.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased from approximately $57,880,000 to $16,602,000 for the three months ended March 31, 2006 and 2007, respectively. The change was primarily the result of additional payments on a mortgage payable of $21.2 million and a decrease in proceeds from the revolving note payable.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years. Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $141,000 on March 31, 2007.

On March 19, 2007, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units. The distribution was paid on April 13, 2007, to limited partners of record at the close of business on March 31, 2007.

We expect to incur expenditures of approximately $6.0 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties. On April 27, 2007, we negotiated a new lease with a sole tenant to lease approximately 62,000 square feet at Anthem Office Center. As part of the lease, we estimate that approximately $3.3 million in expenditures will be required. This discussion of future liquidity details our material commitments. We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

Our borrowing base limitation on the revolving note payable has been reduced to approximately $22,448,000 due to the sale of Commonwealth Business Center Phases I and II.

Property Transactions

During the three months ended March 31, 2007 we made the following property transactions:

Acquisition

Property	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000

(1) Assumed a mortgage of $36.0 million. Ownership percentage at March 31, 2007 was 60%.

Dispositions

Property	Location	Square Feet	Date of Purchase	Sale Price
Springs Medical Office Center (1) (3)	Louisville, KY	100,565	February 12, 2007	$15,150,000
Springs Office Center (2) (3)	Louisville, KY	125,964	February 12, 2007	13,750,000

(1)          Gain of approximately $8.8 million.

(2)          Gain of approximately $4.6 million.

(3)          We used proceeds from this disposition to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire 60% of The Overlook at St. Thomas.

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

We were unable to use approximately $1.3 million of the proceeds from the sale of Springs Medical Office Center and Springs Office Center in the purchase of The Overlook at St. Thomas. Under Section 1031 of the Internal Revenue Code certain tax consequences will result for the limited partners of record due to our inability to use these funds in a “like kind exchange”. The primary consequence will be the recognition of gain or loss on the transaction and related tax attributes.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates. We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $47.4 million at variable rates. We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $10.1 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $474,000 annually.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no material changes in our internal control over financial reporting during the three months ended March 31, 2007.

Item 4T — Controls and Procedures

There were no material changes in our internal control over financial reporting during the three months ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	May 10, 2007

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	May 10, 2007