Form 10-Q
period 2007-06-30
NTS REALTY HOLDINGS LP
filed 2007-08-10
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐    No ☒

As of July 31, 2007, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30, 2007	December 31, 2006

ASSETS:
Cash and equivalents	$95,639	$28,250
Cash and equivalents - restricted	1,429,794	465,517
Accounts receivable, net of allowance for doubtful accounts of $63,470 at June 30, 2007 and $346,526 at December 31, 2006	861,719	1,216,925
Deposits	500,000	300,000
Land, buildings and amenities, net	295,940,323	256,605,137
Long-lived assets held for sale	35,522,821	47,585,805
Other assets	3,165,969	3,049,767

Total assets	$337,516,265	$309,251,401

LIABILITIES:
Mortgages and note payable	$236,062,008	$218,215,007
Accounts payable and accrued expenses	3,084,431	3,864,505
Accounts payable and accrued expenses due to affiliate	499,913	756,086
Distributions payable	1,138,076	2,276,322
Security deposits	827,903	766,344
Long-lived liabilities held for sale	3,258,671	3,229,376
Other liabilities	4,890,610	2,669,055

Total liabilities	249,761,612	231,776,695

MINORITY INTEREST	4,282,877	-

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	83,471,776	77,474,706

Total liabilities and partners’ equity	$337,516,265	$309,251,401

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of June 30, 2007

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	2,446,660	36,527,829	38,974,489
Net income current year	-	-	519,398	7,753,824	8,273,222
Cash distributions declared to date	-	-	(857,442)	(12,800,318)	(13,657,760)
Retirement of limited partnership interests	-	(848)	-	-	-

Balances on June 30, 2007	714,491	10,666,269	$5,239,997	$78,231,779	$83,471,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Rental income	$9,879,199	$8,380,673	$18,618,260	$14,438,058
Tenant reimbursements	405,610	399,185	809,249	760,658

Total revenue	10,284,809	8,779,858	19,427,509	15,198,716

EXPENSES:
Operating expenses	2,652,444	1,855,986	4,435,791	2,996,033
Operating expenses reimbursed to affiliate	1,265,233	1,032,294	2,373,401	1,800,913
Management fees	503,154	439,184	961,187	778,395
Property taxes and insurance	1,563,485	1,103,915	2,649,537	1,868,146
Professional and administrative expenses	346,586	384,017	672,654	963,552
Professional and administrative expenses reimbursed to affiliate	402,354	402,491	909,464	808,376
Depreciation and amortization	4,039,737	3,486,653	7,440,133	5,715,347

Total operating expenses	10,772,993	8,704,540	19,442,167	14,930,762

OPERATING (LOSS) INCOME	(488,184)	75,318	(14,658)	267,954

Interest and other income	13,587	37,554	62,217	124,892
Interest expense	(3,123,067)	(2,873,806)	(5,876,001)	(4,683,600)
Loss on disposal of assets	(32,680)	(24,139)	(48,919)	(102,123)
Minority interest	(284,829)	-	(292,296)	-

LOSS FROM CONTINUING OPERATIONS	(3,345,515)	(2,785,073)	(5,585,065)	(4,392,877)
Discontinued operations, net	277,749	325,499	375,996	744,189
Gain on sale of discontinued operations	-	1,679,143	13,482,291	49,950,486

NET (LOSS) INCOME	$(3,067,766)	$(780,431)	$8,273,222	$46,301,798

Loss from continuing operations allocated to limited partners	$(3,135,482)	$(2,610,237)	$(5,234,431)	$(4,117,110)
Discontinued operations, net allocated to limited partners	260,312	305,065	352,390	697,472
Gain on sale of discontinued operations allocated to limited partners	-	1,573,733	12,635,865	46,814,798

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(2,875,170)	$(731,439)	$7,753,824	$43,395,160

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.24)	$(0.49)	$(0.39)
Discontinued operations, net per limited partnership unit	0.02	0.03	0.03	0.07
Gain on sale of discontinued operations per limited partnership unit	-	0.14	1.18	4.39

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.27)	$(0.07)	$0.72	$4.07

Weighted average number of limited partnership interest	10,666,269	10,667,117	10,666,377	10,667,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$8,273,222	$46,301,798
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(13,482,291)	(49,950,486)
Loss on disposal of assets	93,205	130,230
Depreciation and amortization	8,528,245	7,614,988
Minority interest	(292,296)	-
Changes in assets and liabilities:
Cash and equivalents — restricted	(964,277)	(160,042)
Accounts receivable	649,937	(6,275)
Other assets	160,712	(542,964)
Accounts payable and accrued expenses	(780,074)	(359,312)
Accounts payable and accrued expenses due to affiliate	(256,173)	414,085
Distributions declared payable	(1,138,076)	(1,138,160)
Security deposits	(65,335)	160,608
Other liabilities	1,291,726	691,735

Net cash provided by operating activities	2,018,525	3,156,205

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,874,956)	(2,200,621)
Proceeds from sale of discontinued operations	26,102,758	77,483,821
Investment in joint venture by minority interest, net	4,575,173	-
Acquisitions	(45,944,506)	(131,111,503)
Deposits on property acquisitions	(200,000)	-
Cash and equivalents — restricted	-	874,079

Net cash used in investing activities	(18,341,531)	(54,954,224)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	36,000,000	42,500,000
Proceeds from revolving note payable	18,755,594	36,565,552
Principal payments on mortgages payable	(15,760,821)	(31,063,387)
Additional payments on mortgage payable	(21,200,000)	-
Additions to loan costs	(266,302)	(130,932)
Cash distributions	(1,138,076)	(1,138,160)

Net cash provided by financing activities	16,390,395	46,733,073

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	67,389	(5,064,946)

CASH AND EQUIVALENTS, beginning of period	28,250	5,409,318

CASH AND EQUIVALENTS, end of period	$95,639	$344,372

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$-	$(33,377,982)
Mortgage payable assumed in acquisition	$-	$33,377,982

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2007 and 2006.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint venture.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At June 30, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, twenty-eight properties, comprised of ten multifamily properties, fourteen office and business centers, three retail properties, and one ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Nashville (2), Tennessee, Richmond (1), Virginia, and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing approximately 3,020 units, retail properties containing approximately 210,000 square feet of space and one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 13, 2007 and July 13, 2007.

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2007 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

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

During the six months ended June 30, 2007, we made the following property acquisition:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000

(1)          Acquired a new mortgage of $36.0 million to purchase the property.  Ownership percentage at June 30, 2007 was 60%.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

On June 19, 2007, we entered into an agreement to purchase, as tenants in common with an unaffiliated third party, a multifamily property located in Richmond, Virginia known as Creek’s Edge at Stony Point (“Creek’s Edge”).  Subject to the terms and conditions of the agreement, we agreed to a purchase price of $32.3 million to acquire Creek’s Edge Apartments.  This is a 202-unit apartment community offering amenities such as a fitness center, cardio theater, resort-style pool with in-pool lounge, electronically controlled access entry gates, and custom home features.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2007 acquisition as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$10,284,809	$10,045,792	$20,445,986	$17,730,584
Expenses and other income, net	13,630,324	13,148,667	26,343,061	22,761,577

Loss from continuing operations	$(3,345,515)	$(3,102,875)	$(5,897,075)	$(5,030,993)

Net (loss) income	$(3,067,766)	$(1,098,233)	$7,961,212	$45,663,682

Loss from continuing operations allocated to limited partners	$(3,135,482)	$(2,908,075)	$(5,526,853)	$(4,715,168)

Net (loss) income allocated to limited partners	$(2,875,170)	$(1,029,291)	$7,461,402	$42,797,102

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.27)	$(0.52)	$(0.44)

Net (loss) income per limited partnership unit	$(0.27)	$(0.10)	$0.70	$4.01

Weighted average number of limited partnership interest	10,666,269	10,667,117	10,666,377	10,667,117

Dispositions

During the six months ended June 30, 2007, we made the following property dispositions:

Property — Commercial	Location	Square Feet	Date of Sale	Sale Price
Springs Medical Office Center (1) (3)	Louisville, KY	100,565	February 12, 2007	$15,150,000
Springs Office Center(2) (3)	Louisville, KY	125,964	February 12, 2007	13,750,000

(1)          Gain of approximately $8.8 million.

(2)          Gain of approximately $4.6 million.

(3)          We used proceeds from this disposition transaction, intended to qualify as a Section 1031 like kind exchange, to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire a 60% tenant in common interest in The Overlook at St. Thomas.

Discontinued Operations and Long-Lived Assets and Liabilities Held for Sale

On June 12, 2007, the board of directors of NTS Realty Capital Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at June 30, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell 100% of the interests in our wholly-owned subsidiary which holds title to the Office Portfolio.  Pursuant to the agreement, we are scheduled to receive $66,550,000 in cash for this portfolio.  We intend to use the proceeds from the sale to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phases II	Louisville, KY	Sold 2006
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Atrium Center	Louisville, KY	Asset Held for Sale
Blankenbaker Business Center I	Louisville, KY	Asset Held for Sale
Blankenbaker Business Center II	Louisville, KY	Asset Held for Sale
Anthem Office Center	Louisville, KY	Asset Held for Sale
NTS Center	Louisville, KY	Asset Held for Sale
Plainview Center	Louisville, KY	Asset Held for Sale
Plainview Point Office Center Phase I and II	Louisville, KY	Asset Held for Sale
Plainview Point Office Center Phase III	Louisville, KY	Asset Held for Sale
ITT Parking Lot	Louisville, KY	Asset Held for Sale

These assets and liabilities held for sale have been separately identified on our balance sheets at June 30, 2007 and December 31, 2006.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and six months ended June 30, 2007 and 2006.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE:
Rental income	$2,005,505	$2,794,039	$4,139,801	$6,223,413
Tenant reimbursements	104,514	179,659	223,858	359,148

Total revenue	2,110,019	2,973,698	4,363,659	6,582,561

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	656,586	866,971	1,458,466	2,089,166
Management fees	103,815	151,499	225,065	322,061
Property taxes and insurance	180,108	210,157	358,257	497,052
Depreciation and amortization	342,465	699,587	683,428	1,410,596

Total expenses	1,282,974	1,928,214	2,725,216	4,318,875

DISCONTINUED OPERATING INCOME	827,045	1,045,484	1,638,443	2,263,686

Interest and other income	15,781	6,480	29,279	14,703
Interest expense	(561,345)	(718,044)	(1,247,441)	(1,506,093)
Loss on disposal of assets	(3,732)	(8,421)	(44,285)	(28,107)

Discontinued operations, net	$277,749	$325,499	$375,996	$744,189

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold. One property in the Office Portfolio is subject to a stand alone mortgage which has been included in our long-lived liabilities held for sale.

Note 4 — Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily properties, commercial and retail real estate and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale, Florida, Indianapolis, Indiana, Nashville, Tennessee, Richmond, Virginia and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended June 30, 2007 and 2006 was approximately $3,943,000 and $3,251,000, respectively.  Depreciation expense from continuing operations for the six months ended June 30, 2007 and 2006 was approximately $7,210,000 and $5,360,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2007 and 2006 did not result in an impairment loss.

Note 8 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	June 30, 2007	December 31, 2006
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $46,353,164	$28,577,368	$28,907,648

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 2.50%, currently 7.82%, due January 1, 2008, secured by certain land and buildings, with a carrying value of $16,595,837. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	13,362,000	13,494,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $157,137,330	72,667,813	73,178,299

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $157,137,330	32,756,208	32,994,574

Revolving note payable to a bank for $24.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 7.07%, due August 24, 2007	21,448,272	16,878,031

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,786,734	2,576,800	2,626,870

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,293,067	2,619,280	2,723,982

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,623,796	2,664,954	2,717,182

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $14,267,519	11,846,437	11,933,706

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 7.07%, maturing November 15, 2007, secured by certain land and buildings, with a carrying value of $16,543,009	14,277,897	35,477,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $45,018,008	35,929,933	-

	$238,726,962	$220,932,189

Our mortgage payable to an insurance company, maturing December 1, 2010, has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on June 30, 2007 was approximately $218.2 million.

Our borrowing base limitation on the revolving note payable was approximately $23,136,000 at June 30, 2007.

On February 13, 2007, we paid down $21.2 million on the mortgage payable to a bank, maturing November 15, 2007, in connection with the sale of Springs Medical Office Center and Springs Office Center.

Interest paid for the six months ended June 30, 2007 and 2006 was approximately $6,913,000 and $5,753,000, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2007.  We intend to renew or refinance our mortgages and revolving note payable coming due in the next twelve months.

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

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple properties.  Each employee’s services which are dedicated to a particular entity’s operations are allocated as a percentage of each employee’s costs to that entity.  We do not have any employees.  Pursuant to our management agreement, NTS Development Company provides its employees to us.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three and six months ended June 30, 2007 and 2006.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended June 30,
	2007	2006
Property management fees	$606,969	$590,681

Operating expenses reimbursement - Property	952,083	807,103
Operating expenses reimbursement - Multifamily Leasing	142,993	102,090
Operating expenses reimbursement - Administrative	355,749	409,698
Operating expenses reimbursement - Other	31,121	28,982

Total operating expenses reimbursed to affiliate	1,481,946	1,347,873

Professional and administrative expenses reimbursed to affiliate	402,354	402,491

Construction supervision fees	77,024	40,117
Commercial leasing fees	236,632	62,665

Total related party transactions	$2,804,925	$2,443,827

	(Unaudited)
	For the Six Months Ended June 30,
	2007	2006
Property management fees	$1,186,252	$1,100,456

Operating expenses reimbursement - Property	1,808,618	1,643,289
Operating expenses reimbursement - Multifamily Leasing	235,509	200,378
Operating expenses reimbursement - Administrative	727,647	773,631
Operating expenses reimbursement - Other	63,795	54,312

Total operating expenses reimbursed to affiliate	2,835,569	2,671,610

Professional and administrative expenses reimbursed to affiliate	909,464	808,376

Construction supervision fees	121,910	105,573
Commercial leasing fees	273,049	145,315

Total related party transactions	$5,326,244	$4,831,330

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended June 30, 2007 and 2006, we were charged approximately $21,000 and $16,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the six months ended June 30, 2007 and 2006, we were charged approximately $49,000 and $40,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 and $148,000 during each of the three and six months ended June 30, 2007 and 2006, respectively.  The average per square foot rental rate for similar space in NTS Center as of June 30, 2007 was $14.54 per square foot.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot.  We received rental payments of approximately $1,000 and $4,000 from NTS Development Company during the three and six months ended June 30, 2006, respectively.  Commonwealth Business Center Phase I was sold to an unaffiliated third party on May 18, 2006.

Pursuant to the agreement with us, NTS Development Company received a disposition fee equal to 2%, or $303,000, of the sale price of Springs Medical Office Center and 2%, or $275,000, of the sale price of Springs Office Center during the six months ended June 30, 2007.  NTS Development Company received a disposition fee equal to 1%, or $715,000, of the sale price of Golf Brook Apartments and Sabal Park Apartments during the six months ended June 30, 2006. These disposition fees are included in our gain on sale of discontinued operations on our statement of operations.

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

	(Unaudited)
	Three Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$388,960	$1,056,793	$8,658,714	$(225,268)	$9,879,199
Tenant reimbursements	-	21,323	384,287	-	-	405,610

Total revenue	-	410,283	1,441,080	8,658,714	(225,268)	10,284,809

Operating expenses and operating expenses reimbursed to affiliate	-	38,412	424,694	3,454,571	-	3,917,677
Management fees	-	20,063	72,163	410,928	-	503,154
Property taxes and insurance	-	16,972	202,530	1,310,246	33,737	1,563,485
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	748,940	748,940
Depreciation and amortization	-	67,802	381,240	3,590,695	-	4,039,737

Total operating expenses	-	143,249	1,080,627	8,766,440	782,677	10,772,993

Operating income (loss)	-	267,034	360,453	(107,726)	(1,007,945)	(488,184)

Interest and other income	-	-	270	13,317	-	13,587
Interest expense	-	(113,503)	(353,505)	(2,582,290)	(73,769)	(3,123,067)
Loss on disposal of assets	-	-	(29,632)	(3,048)	-	(32,680)
Minority interest	-	-	-	(284,829)	-	(284,829)

Income (loss) from continuing operations	-	153,531	(22,414)	(2,394,918)	(1,081,714)	(3,345,515)
Discontinued operations, net	7,145	-	270,604	-	-	277,749
Gain on sale of discontinued operations	-	-	-	-	-	-

Net income (loss)	$7,145	$153,531	$248,190	$(2,394,918)	$(1,081,714)	$(3,067,766)

Land, buildings and amenities, net	$-	$7,561,205	$25,603,097	$262,776,021	$-	$295,940,323

	(Unaudited)
	Three Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$341,818	$1,077,103	$7,035,550	$(73,798)	$8,380,673
Tenant reimbursements	-	20,366	378,819	-	-	399,185

Total revenue	-	362,184	1,455,922	7,035,550	(73,798)	8,779,858

Operating expenses and operating expenses reimbursed to affiliate	-	33,195	477,161	2,377,924	-	2,888,280
Management fees	-	18,048	65,260	355,876	-	439,184
Property taxes and insurance	-	10,005	194,491	866,344	33,075	1,103,915
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	786,508	786,508
Depreciation and amortization	-	73,797	394,298	3,018,558	-	3,486,653

Total operating expenses	-	135,045	1,131,210	6,618,702	819,583	8,704,540

Operating income (loss)	-	227,139	324,712	416,848	(893,381)	75,318

Interest and other income	-	6,572	582	5,400	25,000	37,554
Interest expense	-	(97,574)	(252,462)	(2,276,613)	(247,157)	(2,873,806)
Loss on disposal of assets	-	-	(7,784)	(16,355)	-	(24,139)

Income (loss) from continuing operations	-	136,137	65,048	(1,870,720)	(1,115,538)	(2,785,073)
Discontinued operations, net	7,389	-	316,875	1,235	-	325,499
Gain on sale of discontinued operations	-	-	1,679,143	-	-	1,679,143

Net income (loss)	$7,389	$136,137	$2,061,066	$(1,869,485)	$(1,115,538)	$(780,431)

Land, buildings and amenities, net	$-	$7,822,974	$26,027,371	$228,438,638	$-	$262,288,983

	(Unaudited)
	Six Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$713,935	$2,126,061	$16,074,500	$(296,236)	$18,618,260
Tenant reimbursements	-	39,828	769,421	-	-	809,249

Total revenue	-	753,763	2,895,482	16,074,500	(296,236)	19,427,509

Operating expenses and operating expenses reimbursed to affiliate	-	75,130	888,615	5,845,447	-	6,809,192
Management fees	-	36,953	143,871	780,363	-	961,187
Property taxes and insurance	-	27,897	404,529	2,149,638	67,473	2,649,537
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	1,582,118	1,582,118
Depreciation and amortization	-	135,603	774,666	6,529,864	-	7,440,133

Total operating expenses	-	275,583	2,211,681	15,305,312	1,649,591	19,442,167

Operating income (loss)	-	478,180	683,801	769,188	(1,945,827)	(14,658)

Interest and other income	-	-	540	44,800	16,877	62,217
Interest expense	-	(216,403)	(659,480)	(4,783,603)	(216,515)	(5,876,001)
Loss on disposal of assets	-	-	(38,213)	(10,706)	-	(48,919)
Minority Interest	-	-	-	(292,296)	-	(292,296)

Income (loss) from continuing operations	-	261,777	(13,352)	(3,688,025)	(2,145,465)	(5,585,065)
Discontinued operations, net	14,426	-	361,570	-	-	375,996
Gain on sale of discontinued operations	-	-	13,482,291	-	-	13,482,291

Net income (loss)	$14,426	$261,777	$13,830,509	$(3,688,025)	$(2,145,465)	$8,273,222

Land, buildings and amenities, net	$-	$7,561,205	$25,603,097	$262,776,021	$-	$295,940,323

	(Unaudited)
	Six Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$687,900	$2,152,504	$11,741,235	$(143,581)	$14,438,058
Tenant reimbursements	-	40,149	720,509	-	-	760,658

Total revenue	-	728,049	2,873,013	11,741,235	(143,581)	15,198,716

Operating expenses and operating expenses reimbursed to affiliate	-	65,037	924,646	3,807,263	-	4,796,946
Management fees	-	37,016	138,037	603,342	-	778,395
Property taxes and insurance	-	20,303	383,523	1,395,524	68,796	1,868,146
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	1,771,928	1,771,928
Depreciation and amortization	-	145,258	814,272	4,755,817	-	5,715,347

Total operating expenses	-	267,614	2,260,478	10,561,946	1,840,724	14,930,762

Operating income (loss)	-	460,435	612,535	1,179,289	(1,984,305)	267,954

Interest and other income	-	6,572	51,503	12,080	54,737	124,892
Interest expense	-	(196,664)	(487,874)	(3,475,363)	(523,699)	(4,683,600)
Loss on disposal of assets	-	-	(23,575)	(78,548)	-	(102,123)

Income (loss) from continuing operations	-	270,343	152,589	(2,362,542)	(2,453,267)	(4,392,877)
Discontinued operations, net	14,778	-	719,644	9,767	-	744,189
Gain on sale of discontinued operations	-	-	1,679,143	48,271,343	-	49,950,486

Net income (loss)	$14,778	$270,343	$2,551,376	$45,918,568	$(2,453,267)	$46,301,798

Land, buildings and amenities, net	$-	$7,822,974	$26,027,371	$228,438,638	$-	$262,288,983

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight-lining” or “stepping” rent, has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease if the stated rent progressively increases over the term of the lease.  Due to the impact of “straight-lining,” the cash collected exceeded the rental income for rent by approximately $214,000 and $277,000 for the three and six months ended June 30, 2007, respectively.  For the three and six months ended June 30, 2006, the cash collected exceeded the rental income for rent by approximately $51,000 and $122,000, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the breakpoint that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days if we believe these balances may be uncollectible.

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

Results of Operations

At June 30, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, twenty-eight properties, comprised of ten multifamily properties, fourteen office and business centers, three retail properties and one ground lease.  Discontinued operations consisted of eight office and business centers and one ground lease.  We generate substantially all of our operating income from property operations.

Net loss from continuing operations for the three months ended June 30, 2007 and 2006 was approximately $3,346,000 and $2,785,000, respectively.  Net loss from continuing operations for the six months ended June 30, 2007 and 2006 was approximately $5,585,000 and $4,393,000, respectively.  The increase in net loss was primarily due to increased interest expense related to the loans obtained for the acquisition of Castle Creek Apartments and Lake Clearwater Apartments in 2006.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2007 and 2006.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$410,283	$1,441,080	$8,658,714	$(225,268)	$10,284,809
Operating expenses and operating expenses reimbursed to affiliate	-	38,412	424,694	3,454,571	-	3,917,677
Depreciation and amortization	-	67,802	381,240	3,590,695	-	4,039,737
Total interest expense	-	(113,503)	(353,505)	(2,582,290)	(73,769)	(3,123,067)
Net income (loss)	7,145	153,531	248,190	(2,394,918)	(1,081,714)	(3,067,766)

	(Unaudited)
	Three Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$362,184	$1,455,922	$7,035,550	$(73,798)	$8,779,858
Operating expenses and operating expenses reimbursed to affiliate	-	33,195	477,161	2,377,924	-	2,888,280
Depreciation and amortization	-	73,797	394,298	3,018,558	-	3,486,653
Total interest expense	-	(97,574)	(252,462)	(2,276,613)	(247,157)	(2,873,806)
Net income (loss)	7,389	136,137	2,061,066	(1,869,485)	(1,115,538)	(780,431)

	(Unaudited)
	Six Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$753,763	$2,895,482	$16,074,500	$(296,236)	$19,427,509
Operating expenses and operating expenses reimbursed to affiliate	-	75,130	888,615	5,845,447	-	6,809,192
Depreciation and amortization	-	135,603	774,666	6,529,864	-	7,440,133
Total interest expense	-	(216,403)	(659,480)	(4,783,603)	(216,515)	(5,876,001)
Net income (loss)	14,426	261,777	13,830,509	(3,688,025)	(2,145,465)	8,273,222

	(Unaudited)
	Six Months Ended June 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$728,049	$2,873,013	$11,741,235	$(143,581)	$15,198,716
Operating expenses and operating expenses reimbursed to affiliate	-	65,037	924,646	3,807,263	-	4,796,946
Depreciation and amortization	-	145,258	814,272	4,755,817	-	5,715,347
Total interest expense	-	(196,664)	(487,874)	(3,475,363)	(523,699)	(4,683,600)
Net income (loss)	14,778	270,343	2,551,376	45,918,568	(2,453,267)	46,301,798

Occupancy levels at our continuing properties by segment as of June 30, 2007 and 2006 were as follows:

	2007	2006
Commercial	73.6%	74.0%
Multifamily	95.5%	94.6%
Retail	98.2%	99.4%
Land	N/A	N/A

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commercial	74.1%	74.2%	74.5%	74.5%
Multifamily	95.7%	94.7%	95.6%	94.1%
Retail	98.2%	99.6%	98.2%	99.8%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ended June 30, 2007 and 2006.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $10,285,000 and $8,780,000, respectively.  Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $19,428,000 and $15,199,000, respectively.  The increases of $1,505,000, or 17%, and $4,229,000, or 28%, respectively, were primarily due to the 2007 acquisition of The Overlook Apartments and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $2,652,000 and $1,856,000, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $4,436,000 and $2,996,000, respectively. The increases of $796,000, or 43%, and $1,440,000, or 48%, respectively, were primarily due to the 2007 acquisition of The Overlook Apartments and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $1,265,000 and $1,032,000, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $2,373,000 and $1,801,000, respectively. The increases of $233,000, or 23%, and $572,000, or 32%, respectively, were primarily due to acquiring The Overlook Apartments in 2007 and the five apartments in 2006 including Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Operating expenses reimbursed to affiliate”.  The services provided by others are classified as “Operating expenses”.

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Property	$821,000	$631,000	$1,528,000	$1,094,000
Multifamily Leasing	143,000	102,000	236,000	169,000
Administrative	281,000	289,000	569,000	519,000
Other	20,000	10,000	40,000	19,000

Total	$1,265,000	$1,032,000	$2,373,000	$1,801,000

Management Fees

Management fees from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $503,000 and $439,000, respectively.  Management fees from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $961,000 and $778,000, respectively.  The increases of $64,000, or 15%, and $183,000, or 24%, respectively, were primarily due to the 2007 acquisition of The Overlook Apartments and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $1,563,000 and $1,104,000, respectively.  Property taxes and insurance from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $2,650,000 and $1,868,000, respectively.  The increases of $459,000, or 42%, and $782,000, or 42%, respectively, were primarily due to the February 2007 acquisition of The Overlook Apartments, the March 2006 acquisitions of Castle Creek Apartments and Lake Clearwater Apartments and the February 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments and The Grove at Whitworth Apartments.  In addition, The Lakes Apartments received a property tax assessment increase for a prior year in 2007.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended June 30, 2007 and 2006 were approximately $347,000 and $384,000, respectively.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $673,000 and $964,000, respectively.  The decreases of $37,000, or 10%, and $291,000, or 30%, respectively, were primarily due to decreased legal and professional fees related to the class action litigation, general legal fees and legal fees associated with the “like kind exchange” of properties.

Professional and administrative expenses reimbursed to affiliate from continuing operations were approximately $402,000 for each of the three months ended June 30, 2007 and 2006.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2007 and 2006 were approximately $909,000 and $808,000 respectively.  The increase of $101,000, or 13%, was primarily due to increased personnel costs.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finance	$97,000	$103,000	$224,000	$211,000
Accounting	197,000	204,000	413,000	417,000
Investor Relations	69,000	63,000	196,000	118,000
Human Resources	5,000	5,000	9,000	9,000
Overhead	34,000	27,000	67,000	53,000

Total	$402,000	$402,000	$909,000	$808,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the three months ended June 30, 2007 and 2006 was approximately $4,040,000 and $3,487,000, respectively.  Depreciation and amortization from continuing operations for the six months ended June 30, 2007 and 2006 was approximately $7,440,000 and $5,715,000, respectively. The increases of $553,000, or 16%, and $1,725,000, or 30%, respectively, were primarily due to the 2007 acquisition of The Overlook Apartments and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Interest and Other Income

Interest and other income from continuing operations for the three months ended June 30, 2007 and 2006 was approximately $14,000 and $38,000, respectively.  Interest and other income from continuing operations for the six months ended June 30, 2007 and 2006 was approximately $62,000 and $125,000, respectively.  The decreases of $24,000, or 63%, and $63,000, or 50%, respectively, were primarily the result of a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building in 2006 and decreased interest earned on investments.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2007 and 2006 was approximately $3,123,000 and $2,874,000, respectively.  Interest expense from continuing operations for the six months ended June 30, 2007 and 2006 was approximately $5,876,000 and $4,684,000, respectively.  The increases of $249,000, or 9%, and $1,192,000, or 25%, respectively, are primarily related to the loans obtained for the acquisition of The Overlook Apartments in 2007 and Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments in 2006.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2007 and 2006 can be attributed to assets that were not fully depreciated at the time of replacement, primarily at our commercial and multifamily properties.  These replacements include roof replacements, stairwell upgrades and heating and air conditioning units.

Discontinued Operations

Discontinued operations, net for the three months ended June 30, 2007 and 2006 were approximately $278,000 and $325,000, respectively.  Discontinued operations, net for the six months ended June 30, 2007 and 2006 were approximately $376,000 and $744,000, respectively.  The decreases of $47,000, or 14%, and $368,000, or 49%, respectively, were primarily due to the discontinued operations of the following properties:

Property	Location	Status
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phases II	Louisville, KY	Sold 2006
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Atrium Center	Louisville, KY	Asset Held for Sale
Blankenbaker Business Center I	Louisville, KY	Asset Held for Sale
Blankenbaker Business Center II	Louisville, KY	Asset Held for Sale
Anthem Office Center	Louisville, KY	Asset Held for Sale
NTS Center	Louisville, KY	Asset Held for Sale
Plainview Center	Louisville, KY	Asset Held for Sale
Plainview Point Office Center Phase I and II	Louisville, KY	Asset Held for Sale
Plainview Point Office Center Phase III	Louisville, KY	Asset Held for Sale
ITT Parking Lot	Louisville, KY	Asset Held for Sale

Gain on Sale of Discontinued Operations

There was no gain on sale of discontinued operations for the three months ended June 30, 2007.  Gain on sale of discontinued operations for the three months ended June 30, 2006 was approximately $1,679,000 due to the sale of Commonwealth Business Center Phases I and II on May 18, 2006.  Gain on sale of discontinued operations for the six months ended June 30, 2007 was approximately $13,482,000 due to the sale of Springs Medical Office Center and Springs Office Center on February 12, 2007.  Gain on sale of discontinued operations for the six months ended June 30, 2006 was approximately $49,950,000 due to the sale of Golf Brook and Sabal Park Apartments on February 2, 2006 and Commonwealth Business Center Phases I and II on May 18, 2006.

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

The following table summarizes our approximate sources/uses of cash flow for the six months ended June 30, 2007 and 2006:

	(Unaudited)
	Six Months Ended June 30,
	2007	2006
Operating activities	$2,019,000	$3,156,000
Investing activities	(18,342,000)	(54,954,000)
Financing activities	16,390,000	46,733,000

Net increase (decrease) in cash and equivalents	$67,000	$(5,065,000)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from approximately $3,156,000 to $2,019,000 for the six months ended June 30, 2006 and 2007, respectively.  The change was primarily due to funds restricted from the sale of Springs Medical Office Center and Springs Office Center.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from approximately $54,954,000 to $18,342,000 for the six months ended June 30, 2006 and 2007, respectively.  The decrease was primarily due to changes in investing activities from property acquisitions and dispositions.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased from approximately $46,733,000 to $16,390,000 for the six months ended June 30, 2006 and 2007, respectively.  The change was primarily the result of additional payments on a mortgage payable of $21.2 million and a decrease in proceeds from the revolving note payable.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $96,000 on June 30, 2007.

On March 19, 2007, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units.  The distribution was paid on April 13, 2007, to limited partners of record at the close of business on March 31, 2007.

On June 12, 2007, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units.  The distribution was paid on July 13, 2007, to limited partners of record at the close of business on June 30, 2007.

We expect to incur expenditures of approximately $4.8 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  On April 27, 2007, we negotiated a new lease with a sole tenant to lease approximately 85,000 square feet at Anthem Office Center.  As part of the lease, we estimate that approximately $3.3 million in expenditures will be required.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

Our borrowing base limitation on the revolving note payable was approximately $23,136,000 at June 30, 2007.

Property Transactions

During the six months ended June 30, 2007, we made the following property transactions:

Acquisition

Property	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000

(1)             Assumed a mortgage of $36.0 million.  Ownership percentage at June 30, 2007 was 60%.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

On June 19, 2007, we entered into an agreement to purchase, as tenants in common with an unaffiliated third party, a multifamily property located in Richmond, Virginia known as Creek’s Edge at Stony Point (“Creek’s Edge”).  Subject to the terms and conditions of the agreement, we agreed to a purchase price of $32.3 million to acquire Creek’s Edge Apartments.  This is a 202-unit apartment community offering amenities such as a fitness center, cardio theater, resort-style pool with in-pool lounge, electronically controlled access entry gates, and custom home features.

Dispositions

Property	Location	Square Feet	Date of Purchase	Sale Price
Springs Medical Office Center (1) (3)	Louisville, KY	100,565	February 12, 2007	$15,150,000
Springs Office Center (2) (3)	Louisville, KY	125,964	February 12, 2007	13,750,000

(1)             Gain of approximately $8.8 million.

(2)             Gain of approximately $4.6 million.

(3)             We used proceeds from this disposition transaction, intended to qualify as a Section 1031 like kind exchange, to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire a 60% tenant in common interest in The Overlook at St. Thomas.

On June 12, 2007, the board of directors of NTS Realty Capital Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at June 30, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell 100% of the interests in our wholly-owned subsidiary which holds title to the Office Portfolio.  Pursuant to the agreement, we are scheduled to receive $66,550,000 in cash for this portfolio.  We intend to use the proceeds from the sale to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

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

We were unable to use approximately $1.3 million of the proceeds from the sale of Springs Medical Office Center and Springs Office Center in the purchase of The Overlook at St. Thomas.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use these funds in a “like kind exchange”.  The consequences include the recognition of gain or loss on the transaction and related tax attributes.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $49.1 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $9.5 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $491,000 annually.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.  There were no changes in our internal control over financial reporting identified in connection with their evaluation that occurred during the quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T — Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2007, we announced that Mr. J.D. Nichols, Chairman of our managing general partner, adopted two pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plans authorized their administrator, Wells Fargo Investments, to purchase up to $168,000 of our limited partnership units from time to time, through no later than December 31, 2007, on behalf of two entities controlled or established by Mr. Nichols.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended June 30, 2007, the two entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2007	0	$0	47,841	(1)

May 2007	0	$0	47,841	(1)

June 2007	2,770	$7.21	50,611	(1)

Total	2,770	$7.21	50,611	(1)

(1)                                  A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holdings Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

Exhibit No.
14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(12)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(12)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

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

(4)             Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on June 30, 2005

(5)             Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006

(6)             Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006

(7)             Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006

(8)             Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on May 15, 2006.

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	August 10, 2007

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	August 10, 2007