Form 10-Q
period 2007-09-30
NTS REALTY HOLDINGS LP
filed 2007-11-09
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

(502) 426-4800

(Registrant’s telephone number, including area code)

Not applicable

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2007, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS:
Cash and equivalents	$494,719	$28,250
Cash and equivalents - restricted	1,168,047	465,517
Accounts receivable, net of allowance for doubtful accounts of $65,333 at September 30, 2007 and $346,526 at December 31, 2006	815,792	1,216,925
Deposits	500,000	300,000
Land, buildings and amenities, net	324,409,000	256,605,137
Long-lived assets held for sale	37,640,830	47,585,805
Other assets	3,522,934	3,049,767

Total assets	$368,551,322	$309,251,401

LIABILITIES:
Mortgages and note payable	$264,725,356	$218,215,007
Accounts payable and accrued expenses	3,214,132	3,864,505
Accounts payable and accrued expenses due to affiliate	720,536	756,086
Distributions payable	1,138,076	2,276,322
Security deposits	829,545	766,344
Long-lived liabilities held for sale	3,242,341	3,229,376
Other liabilities	4,886,963	2,669,055

Total liabilities	278,756,949	231,776,695

MINORITY INTEREST	9,423,351	-

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	80,371,022	77,474,706

Total liabilities and partners’ equity	$368,551,322	$309,251,401

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of September 30, 2007

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	2,446,660	36,527,829	38,974,489
Net income current year	-	-	396,140	5,914,404	6,310,544
Cash distributions declared to date	-	-	(928,892)	(13,866,944)	(14,795,836)
Retirement of limited partnership interests	-	(848)	-	-	-

Balances on September 30, 2007	714,491	10,666,269	$5,045,289	$75,325,733	$80,371,022

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Rental income	$10,456,066	$8,407,685	$29,074,325	$22,845,744
Tenant reimbursements	395,220	382,081	1,204,469	1,142,738

Total revenue	10,851,286	8,789,766	30,278,794	23,988,482

EXPENSES:
Operating expenses	2,492,720	2,338,768	6,928,509	5,334,798
Operating expenses reimbursed to affiliate	1,285,828	1,060,464	3,659,229	2,861,377
Management fees	511,469	440,984	1,472,656	1,219,379
Property taxes and insurance	1,305,322	1,065,294	3,954,860	2,933,442
Professional and administrative expenses	336,369	546,452	1,009,024	1,510,004
Professional and administrative expenses reimbursed to affiliate	405,778	389,360	1,315,241	1,197,736
Depreciation and amortization	4,215,378	3,487,044	11,655,511	9,202,391

Total operating expenses	10,552,864	9,328,366	29,995,030	24,259,127

OPERATING INCOME (LOSS)	298,422	(538,600)	283,764	(270,645)

Interest and other income	18,564	16,737	80,781	141,628
Interest expense	(3,318,895)	(2,862,088)	(9,194,896)	(7,545,689)
Loss on disposal of assets	(8,225)	(33,904)	(57,144)	(136,027)
Minority interest	(375,648)	-	(667,944)	-

LOSS FROM CONTINUING OPERATIONS	(2,634,486)	(3,417,855)	(8,219,551)	(7,810,733)
Discontinued operations, net	671,808	319,425	1,047,804	1,063,615
Gain on sale of discontinued operations	-	-	13,482,291	49,950,486

NET (LOSS) INCOME	$(1,962,678)	$(3,098,430)	$6,310,544	$43,203,368

Loss from continuing operations allocated to limited partners	$(2,469,091)	$(3,203,296)	$(7,703,575)	$(7,320,408)
Discontinued operations, net allocated to limited partners	629,631	299,373	982,029	996,846
Gain on sale of discontinued operations allocated to limited partners	-	-	12,635,950	46,814,798

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(1,839,460)	$(2,903,923)	$5,914,404	$40,491,236

Loss from continuing operations per limited partnership unit	$(0.23)	$(0.30)	$(0.72)	$(0.69)
Discontinued operations, net per limited partnership unit	0.06	0.03	0.09	0.09
Gain on sale of discontinued operations per limited partnership unit	-	-	1.18	4.40

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.17)	$(0.27)	$0.55	$3.80

Weighted average number of limited partnership interests	10,666,269	10,667,117	10,666,341	10,667,117

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net income	$6,310,544	$43,203,368
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(13,482,291)	(49,950,486)
Loss on disposal of assets	101,430	233,148
Depreciation and amortization	13,004,216	11,937,980
Minority interest	(667,944)	-
Changes in assets and liabilities:
Cash and equivalents - restricted	(702,530)	(220,561)
Accounts receivable	696,755	(4,215)
Other assets	(626,063)	(629,305)
Accounts payable and accrued expenses	(650,373)	573,759
Accounts payable and accrued expenses due to affiliate	(35,550)	10,970
Security deposits	(71,746)	159,327
Other liabilities	2,444,990	2,746,470

Net cash provided by operating activities	6,321,438	8,060,455

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(4,783,782)	(3,576,206)
Proceeds from sale of discontinued operations	26,102,758	77,483,821
Investment in joint ventures by minority interest, net	10,091,295	-
Acquisitions	(78,352,173)	(131,111,503)
Deposits on property acquisitions	(200,000)	-
Cash and equivalents - restricted	-	874,079

Net cash used in investing activities	(47,141,902)	(56,329,809)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	63,250,000	42,500,000
Proceeds from revolving note payable	6,804,736	14,565,022
Principal payments on mortgages payable	(2,423,557)	(9,099,180)
Additional payments on mortgage payable	(21,200,000)	-
Additions to loan costs	(591,772)	(190,932)
Cash distributions	(4,552,474)	(4,552,643)

Net cash provided by financing activities	41,286,933	43,222,267

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	466,469	(5,047,087)

CASH AND EQUIVALENTS, beginning of period	28,250	5,409,318

CASH AND EQUIVALENTS, end of period	$494,719	$362,231

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$-	$(33,377,982)
Mortgage payable assumed in acquisition	$-	$33,377,982

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2006 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2007 and 2006.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 – Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At September 30, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, twenty-nine properties, comprised of eleven multifamily properties, fourteen office and business centers, three retail properties, and one ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Nashville (2), Tennessee, Richmond (2), Virginia, and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing 3,222 units, retail properties containing approximately 210,000 square feet of space and one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 13, 2007, July 13, 2007 and October 16, 2007.

Consolidation Policy and Minority Interest

The consolidated financial statements include the accounts of all wholly-owned properties and properties owned as a tenant in common with an unaffiliated third party where we are the majority owner.  Intercompany transactions and balances have been eliminated.

We include the results of operations, financial position and cash flows of The Overlook at St. Thomas and Creek’s Edge at Stony Point in our consolidated financial statements.  The minority interest in The Overlook at St. Thomas and Creek’s Edge at Stony Point is stated separately in our consolidated financial statements.

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

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2007 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

Note 3 – Real Estate Transactions

Acquisitions

We account for our acquisitions using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.  The assets and liabilities purchased are recorded at their fair market value at the date of the acquisition.  We allocate the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily properties will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.

During the nine months ended September 30, 2007, we made the following property acquisitions:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000
Creek’s Edge at Stony Point (2)	Richmond, VA	202	August 14, 2007	32,300,000

(1)          Acquired a new mortgage of $36.0 million to purchase the property.  At September 30, 2007 we owned a 60% tenant in common interest.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

(2)          Acquired a new mortgage of $22.75 million to purchase the property.  At September 30, 2007 we owned a 51% tenant in common interest.  NTS Realty’s liability is joint and several under this mortgage.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2007 acquisitions as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$11,058,155	$10,244,307	$32,331,616	$28,100,629
Expenses and other income, net	13,897,217	14,457,928	41,892,590	38,044,375

Loss from continuing operations	$(2,839,062)	$(4,213,621)	$(9,560,974)	$(9,943,746)

Net (loss) income	$(2,167,254)	$(3,894,196)	$4,969,121	$41,070,354

Loss from continuing operations allocated to limited partners	$(2,660,824)	$(3,949,107)	$(8,960,730)	$(9,319,518)

Net (loss) income allocated to limited partners	$(2,031,193)	$(3,649,734)	$4,657,157	$38,492,124

Loss from continuing operations per limited partnership unit	$(0.25)	$(0.37)	$(0.84)	$(0.87)

Net (loss) income per limited partnership unit	$(0.19)	$(0.34)	$0.44	$3.61

Weighted average number of limited partnership interests	10,666,269	10,667,117	10,666,341	10,667,117

Dispositions

During the nine months ended September 30, 2007, we made the following property dispositions:

Property – Commercial	Location	Square Feet	Date of Sale	Sale Price
Springs Medical Office Center (1) (3)	Louisville, KY	100,565	February 12, 2007	$15,150,000
Springs Office Center(2) (3)	Louisville, KY	125,964	February 12, 2007	13,750,000

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

Discontinued Operations and Long-Lived Assets and Liabilities Held for Sale

On June 12, 2007, the board of directors of NTS Realty Capital, Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at September 30, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  Pursuant to the agreement, we will receive $66,550,000 in proceeds.  We intend to use the sale proceeds to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.  The sale of the Office Portfolio is expected to close on or prior to February 1, 2008, although there can be no assurance that the sale will occur by that date or at all.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phases II	Louisville, KY	Sold 2006
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Atrium Center	Louisville, KY	Held for Sale
Blankenbaker Business Center I	Louisville, KY	Held for Sale
Blankenbaker Business Center II	Louisville, KY	Held for Sale
Anthem Office Center	Louisville, KY	Held for Sale
NTS Center	Louisville, KY	Held for Sale
Plainview Center	Louisville, KY	Held for Sale
Plainview Point Office Center Phase I and II	Louisville, KY	Held for Sale
Plainview Point Office Center Phase III	Louisville, KY	Held for Sale
ITT Parking Lot	Louisville, KY	Held for Sale

The assets and liabilities held for sale have been separately identified on our balance sheets at September 30, 2007 and December 31, 2006.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and nine months ended September 30, 2007 and 2006.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Rental income	$2,136,558	$2,810,304	$6,276,359	$9,033,716
Tenant reimbursements	97,418	136,958	321,276	496,107

Total revenue	2,233,976	2,947,262	6,597,635	9,529,823

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	676,274	901,485	2,134,739	2,990,650
Management fees	111,564	142,343	336,629	464,404
Property taxes and insurance	166,229	198,211	524,486	695,263
Depreciation and amortization	17,289	599,228	700,717	2,009,824

Total expenses	971,356	1,841,267	3,696,571	6,160,141

DISCONTINUED OPERATING INCOME	1,262,620	1,105,995	2,901,064	3,369,682

Interest and other income	15,411	5,834	44,689	20,537
Interest expense	(606,223)	(723,391)	(1,853,664)	(2,229,484)
Loss on disposal of assets	-	(69,013)	(44,285)	(97,120)

Discontinued operations, net	$671,808	$319,425	$1,047,804	$1,063,615

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

Note 4 – Concentration of Credit Risk

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

Note 6 – Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 7 – Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended September 30, 2007 and 2006 was approximately $4,110,000 and $3,267,000, respectively.  Depreciation expense from continuing operations for the nine months ended September 30, 2007 and 2006 was approximately $11,320,000 and $8,628,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and nine months ended September 30, 2007 and 2006 did not result in an impairment loss.

Note 8 – Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	September 30, 2007	December 31, 2006
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $45,675,976	$28,409,069	$28,907,648

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.80%, currently 7.47%, due June 1, 2009, secured by certain land and buildings, with a carrying value of $16,415,568. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	17,818,000	13,494,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $155,227,490	72,406,804	73,178,299

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $155,227,490	32,634,618	32,994,574

Revolving note payable to a bank for $28.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 6.88%, due January 1, 2008	23,682,766	16,878,031

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,762,896	2,550,910	2,626,870

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,253,612	2,565,253	2,723,982

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,623,796	2,638,012	2,717,182

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $14,025,341	11,803,629	11,933,706

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 6.88%, maturing November 15, 2007, secured by certain land and buildings, with a carrying value of $16,540,997	14,277,897	35,477,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $44,340,078	35,826,410	-

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.99%, maturing October 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $32,141,010	22,750,000	-

	$267,363,368	$220,932,189

Our mortgage payable to an insurance company, maturing December 1, 2010, has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on September 30, 2007 was approximately $251.5 million.

Our borrowing base limitation on the revolving note payable was approximately $28.0 million at September 30, 2007.

On February 13, 2007, we paid down $21.2 million on the mortgage payable to a bank, maturing November 15, 2007, in connection with the sale of Springs Medical Office Center and Springs Office Center.  We are currently seeking an extension of maturity of this loan.

Interest paid for the nine months ended September 30, 2007 and 2006 was approximately $10.6 million and $9.1 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2007.  We intend to renew or refinance our mortgages and revolving note payable coming due in the next twelve months.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $17.8 million, or 7%, of our outstanding debt had its interest payments converted to the interest rate swap agreement at September 30, 2007.

The fair value of the interest rate swap agreement at September 30, 2007 was approximately $166,000 and is included in Other Assets on our Consolidated Balance Sheet.

During the quarter ended September 30, 2007, we recognized a net gain of approximately $166,000 to record the swap agreement at fair value.

Note 9 – Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 – Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three and nine months ended September 30, 2007 and 2006.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2007	2006
Property management fees	$623,033	$583,327

Operating expenses reimbursement - Property	964,593	841,854
Operating expenses reimbursement - Multifamily Leasing	138,472	107,261
Operating expenses reimbursement - Administrative	357,771	345,203
Operating expenses reimbursement - Other	24,311	28,833

Total operating expenses reimbursed to affiliate	1,485,147	1,323,151

Professional and administrative expenses reimbursed to affiliate	405,778	389,360

Construction supervision fees	92,019	74,856
Commercial leasing fees	34,677	120,029

Total related party transactions	$2,640,654	$2,490,723

	(Unaudited)
	For the Nine Months Ended September 30,
	2007	2006
Property management fees	$1,809,284	$1,683,784

Operating expenses reimbursement - Property	2,773,211	2,485,143
Operating expenses reimbursement - Multifamily Leasing	373,982	307,638
Operating expenses reimbursement - Administrative	1,085,419	1,118,835
Operating expenses reimbursement - Other	88,106	83,145

Total operating expenses reimbursed to affiliate	4,320,718	3,994,761

Professional and administrative expenses reimbursed to affiliate	1,315,241	1,197,736

Construction supervision fees	213,929	180,428
Commercial leasing fees	307,726	265,344

Total related party transactions	$7,966,898	$7,322,053

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended September 30, 2007 and 2006, we were charged approximately $15,000 and $13,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the nine months ended September 30, 2007 and 2006, we were charged approximately $64,000 and $66,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $73,834 and $221,502 during each of the three and nine months ended September 30, 2007 and 2006, respectively.  The average per square foot rental rate for similar space in NTS Center as of September 30, 2007 was $14.40 per square foot.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I at a rental rate of $5.50 per square foot.  We received rental payments of approximately $0 and $3,676 from NTS Development Company during the three and nine months ended September 30, 2006, respectively.  Commonwealth Business Center Phase I was sold to an unaffiliated third party on May 18, 2006.

Pursuant to our management agreement, NTS Development Company received a disposition fee equal to 2%, or $303,000, of the sale price of Springs Medical Office Center and 2%, or $275,000, of the sale price of Springs Office Center during the nine months ended September 30, 2007.  NTS Development Company received a disposition fee equal to 1%, or $715,000, of the sale price of Golf Brook Apartments and Sabal Park Apartments during the nine months ended September 30, 2006. These disposition fees are included in our gain on sale of discontinued operations on our statement of operations.

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

Note 12 – Segment Reporting

Our reportable operating segments include – Land, Retail, Commercial and Multifamily Real Estate Operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income or loss.

	(Unaudited)
	Three Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$324,976	$1,028,433	$9,133,628	$(30,971)	$10,456,066
Tenant reimbursements	-	19,357	375,863	-	-	395,220

Total revenue	-	344,333	1,404,296	9,133,628	(30,971)	10,851,286

Operating expenses and operating expenses reimbursed to affiliate	-	37,447	497,704	3,243,397	-	3,778,548
Management fees	-	16,874	70,428	424,167	-	511,469
Property taxes and insurance	-	13,971	199,554	1,058,060	33,737	1,305,322
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	742,147	742,147
Depreciation and amortization	-	67,802	386,162	3,761,414	-	4,215,378

Total operating expenses	-	136,094	1,153,848	8,487,038	775,884	10,552,864

Operating income (loss)	-	208,239	250,448	646,590	(806,855)	298,422

Interest and other income	-	-	301	18,263	-	18,564
Interest expense	-	(113,243)	(197,962)	(2,880,744)	(126,946)	(3,318,895)
Loss on disposal of assets	-	-	(8,225)	-	-	(8,225)
Minority interest	-	-	-	(375,648)	-	(375,648)

Income (loss) from continuing operations	-	94,996	44,562	(1,840,243)	(933,801)	(2,634,486)
Discontinued operations, net	8,067	-	663,741	-	-	671,808

Net income (loss)	$8,067	$94,996	$708,303	$(1,840,243)	$(933,801)	$(1,962,678)

Land, buildings and amenities, net	$155,015	$7,495,763	$59,717,685	$291,409,895	$-	$358,778,358

	(Unaudited)
	Three Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$341,950	$1,025,912	$7,113,621	$(73,798)	$8,407,685
Tenant reimbursements	-	19,560	362,521	-	-	382,081

Total revenue	-	361,510	1,388,433	7,113,621	(73,798)	8,789,766

Operating expenses and operating expenses reimbursed to affiliate	-	33,218	471,375	2,894,639	-	3,399,232
Management fees	-	17,652	71,031	352,301	-	440,984
Property taxes and insurance	-	10,599	203,946	828,346	22,403	1,065,294
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	935,812	935,812
Depreciation and amortization	-	70,293	408,488	3,008,263	-	3,487,044

Total operating expenses	-	131,762	1,154,840	7,083,549	958,215	9,328,366

Operating income (loss)	-	229,748	233,593	30,072	(1,032,013)	(538,600)

Interest and other income	-	-	359	16,378	-	16,737
Interest expense	-	(97,357)	(269,641)	(2,256,261)	(238,829)	(2,862,088)
Loss on disposal of assets	-	-	(33,904)	-	-	(33,904)

Income (loss) from continuing operations	-	132,391	(69,593)	(2,209,811)	(1,270,842)	(3,417,855)
Discontinued operations, net	7,181	-	312,244	-	-	319,425

Net income (loss)	$7,181	$132,391	$242,651	$(2,209,811)	$(1,270,842)	$(3,098,430)

Land, buildings and amenities, net	$156,970	$7,757,532	$69,525,894	$225,735,360	$-	$303,175,756

	(Unaudited)
	Nine Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$1,038,911	$3,154,494	$25,208,128	$(327,208)	$29,074,325
Tenant reimbursements	-	59,185	1,145,284	-	-	1,204,469

Total revenue	-	1,098,096	4,299,778	25,208,128	(327,208)	30,278,794

Operating expenses and operating expenses reimbursed to affiliate	-	112,577	1,386,320	9,088,841	-	10,587,738
Management fees	-	53,827	214,299	1,204,530	-	1,472,656
Property taxes and insurance	-	41,868	604,083	3,207,699	101,210	3,954,860
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	2,324,265	2,324,265
Depreciation and amortization	-	203,405	1,160,827	10,291,279	-	11,655,511

Total operating expenses	-	411,677	3,365,529	23,792,349	2,425,475	29,995,030

Operating income (loss)	-	686,419	934,249	1,415,779	(2,752,683)	283,764

Interest and other income	-	-	841	63,063	16,877	80,781
Interest expense	-	(329,645)	(857,441)	(7,664,349)	(343,461)	(9,194,896)
Loss on disposal of assets	-	-	(46,438)	(10,706)	-	(57,144)
Minority interest	-	-	-	(667,944)	-	(667,944)

Income (loss) from continuing operations	-	356,774	31,211	(5,528,269)	(3,079,267)	(8,219,551)
Discontinued operations, net	22,493	-	1,025,311	-	-	1,047,804
Gain on sale of discontinued operations	-	-	13,482,291	-	-	13,482,291

Net income (loss)	$22,493	$356,774	$14,538,813	$(5,528,269)	$(3,079,267)	$6,310,544

Land, buildings and amenities, net	$155,015	$7,495,763	$59,717,685	$291,409,895	$-	$358,778,358

	(Unaudited)
	Nine Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$1,029,851	$3,178,416	$18,854,856	$(217,379)	$22,845,744
Tenant reimbursements	-	59,708	1,083,030	-	-	1,142,738

Total revenue	-	1,089,559	4,261,446	18,854,856	(217,379)	23,988,482

Operating expenses and operating expenses reimbursed to affiliate	-	98,255	1,396,020	6,701,900	-	8,196,175
Management fees	-	54,668	209,068	955,643	-	1,219,379
Property taxes and insurance	-	30,902	587,470	2,223,871	91,199	2,933,442
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	2,707,740	2,707,740
Depreciation and amortization	-	215,551	1,222,760	7,764,080	-	9,202,391

Total operating expenses	-	399,376	3,415,318	17,645,494	2,798,939	24,259,127

Operating income (loss)	-	690,183	846,128	1,209,362	(3,016,318)	(270,645)

Interest and other income	-	6,572	51,861	28,458	54,737	141,628
Interest expense	-	(294,021)	(757,515)	(5,731,625)	(762,528)	(7,545,689)
Loss on disposal of assets	-	-	(57,479)	(78,548)	-	(136,027)

Income (loss) from continuing operations	-	402,734	82,995	(4,572,353)	(3,724,109)	(7,810,733)
Discontinued operations, net	21,959	-	1,031,889	9,767	-	1,063,615
Gain on sale of discontinued operations	-	-	1,679,143	48,271,343	-	49,950,486

Net income (loss)	$21,959	$402,734	$2,794,027	$43,708,757	$(3,724,109)	$43,203,368

Land, buildings and amenities, net	$156,970	$7,757,532	$69,525,894	$225,735,360	$-	$303,175,756

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as “straight-lining” or “stepping” rent, has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease if the stated rent progressively increases over the term of the lease.  Due to the impact of “straight-lining,” the cash collected exceeded the rental income for rent by approximately $38,000 and $315,000 for the three and nine months ended September 30, 2007, respectively.  For the three and nine months ended September 30, 2006, the cash collected exceeded the rental income for rent by approximately $65,000 and $187,000, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the breakpoint that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days if we believe these balances may be uncollectible.

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

Results of Operations

At September 30, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, twenty-nine properties, comprised of eleven multifamily properties, fourteen office and business centers, three retail properties and one ground lease.  Discontinued operations consisted of eight office and business centers and one ground lease.  We generate substantially all of our operating income from property operations.

Net loss from continuing operations for the three months ended September 30, 2007 and 2006 was approximately $2,634,000 and $3,418,000, respectively.  The decrease in net loss was primarily due to increased revenue which was partially offset by increased operating expenses and interest due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments.  Net loss from continuing operations for the nine months ended September 30, 2007 and 2006 was approximately $8,220,000 and $7,811,000, respectively.  The increase in net loss was primarily due to increased operating expense, property tax and insurance, depreciation and interest expense, which was partially offset by increased revenue related to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2007 and 2006.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$344,333	$1,404,296	$9,133,628	$(30,971)	$10,851,286
Operating expenses and operating expenses reimbursed to affiliate	-	37,447	497,704	3,243,397	-	3,778,548
Depreciation and amortization	-	67,802	386,162	3,761,414	-	4,215,378
Total interest expense	-	(113,243)	(197,962)	(2,880,744)	(126,946)	(3,318,895)
Net income (loss)	8,067	94,996	708,303	(1,840,243)	(933,801)	(1,962,678)

	(Unaudited)
	Three Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$361,510	$1,388,433	$7,113,621	$(73,798)	$8,789,766
Operating expenses and operating expenses reimbursed to affiliate	-	33,218	471,375	2,894,639	-	3,399,232
Depreciation and amortization	-	70,293	408,488	3,008,263	-	3,487,044
Total interest expense	-	(97,357)	(269,641)	(2,256,261)	(238,829)	(2,862,088)
Net income (loss)	7,181	132,391	242,651	(2,209,811)	(1,270,842)	(3,098,430)

	(Unaudited)
	Nine Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$1,098,096	$4,299,778	$25,208,128	$(327,208)	$30,278,794
Operating expenses and operating expenses reimbursed to affiliate	-	112,577	1,386,320	9,088,841	-	10,587,738
Depreciation and amortization	-	203,405	1,160,827	10,291,279	-	11,655,511
Total interest expense	-	(329,645)	(857,441)	(7,664,349)	(343,461)	(9,194,896)
Gain on sale of discontinued operations	-	-	13,482,291	-	-	13,482,291
Net income (loss)	22,493	356,774	14,538,813	(5,528,269)	(3,079,267)	6,310,544

	(Unaudited)
	Nine Months Ended September 30, 2006
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$1,089,559	$4,261,446	$18,854,856	$(217,379)	$23,988,482
Operating expenses and operating expenses reimbursed to affiliate	-	98,255	1,396,020	6,701,900	-	8,196,175
Depreciation and amortization	-	215,551	1,222,760	7,764,080	-	9,202,391
Total interest expense	-	(294,021)	(757,515)	(5,731,625)	(762,528)	(7,545,689)
Gain on sale of discontinued operations	-	-	1,679,143	48,271,343	-	49,950,486
Net income (loss)	21,959	402,734	2,794,027	43,708,757	(3,724,109)	43,203,368

Occupancy levels at our continuing properties by segment as of September 30, 2007 and 2006 were as follows:

	2007	2006
Commercial	72.6%	73.5%
Multifamily	94.7%	94.7%
Retail	98.2%	100%
Land	N/A	N/A

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commercial	73.0%	72.9%	74.0%	73.9%
Multifamily	95.3%	94.6%	95.2%	94.2%
Retail	98.2%	99.6%	98.2%	99.8%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ended September 30, 2007 and 2006.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $10,851,000 and $8,790,000, respectively.  Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $30,279,000 and $23,988,000, respectively.  The increases of $2,061,000, or 23%, and $6,291,000, or 26%, respectively, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $2,493,000 and $2,339,000, respectively.  Operating expenses from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $6,929,000 and $5,335,000, respectively.  The increases of $154,000, or 7%, and $1,594,000, or 30%, respectively, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $1,286,000 and $1,060,000, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $3,659,000 and $2,861,000, respectively.  The increases of $226,000, or 21%, and $798,000, or 28%, respectively, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Property	$836,000	$673,000	$2,364,000	$1,767,000
Multifamily Leasing	138,000	107,000	374,000	276,000
Administrative	291,000	266,000	860,000	785,000
Other	21,000	14,000	61,000	33,000

Total	$1,286,000	$1,060,000	$3,659,000	$2,861,000

Management Fees

Management fees from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $511,000 and $441,000, respectively.  Management fees from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $1,473,000 and $1,219,000, respectively.  The increases of $70,000, or 16%, and $254,000, or 21%, respectively, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Pursuant to our management agreement, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our wholly-owned properties.  NTS Development Company receives property management fees from our properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development Company for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $1,305,000 and $1,065,000, respectively.  Property taxes and insurance from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $3,955,000 and $2,933,000, respectively.  The increases of $240,000, or 23%, and $1,022,000, or 35%, respectively, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $336,000 and $546,000, respectively.  Professional and administrative expenses from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $1,009,000 and $1,510,000, respectively.  The decreases of $210,000, or 38%, and $501,000, or 33%, were primarily due to decreased legal and professional fees related to the class action litigation, general legal fees and legal fees associated with the “like kind exchange” of properties.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $406,000 and $389,000, respectively.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $1,315,000 and $1,198,000, respectively.  The increases of $17,000, or 4%, and $117,000, or 10%, was primarily due to increased personnel costs reimbursed to NTS Development Company.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finance	$95,000	$100,000	$319,000	$311,000
Accounting	204,000	203,000	616,000	621,000
Investor Relations	69,000	53,000	265,000	171,000
Human Resources	4,000	5,000	14,000	14,000
Overhead	34,000	28,000	101,000	81,000

Total	$406,000	$389,000	$1,315,000	$1,198,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $4,215,000 and $3,487,000, respectively.  Depreciation and amortization from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $11,656,000 and $9,202,000, respectively.  The increases of $728,000, or 21%, and $2,454,000, or 27%, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Interest and Other Income

Interest and other income from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $19,000 and $17,000, respectively.  The increase was not significant and there were no material offsetting changes.  Interest and other income from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $81,000 and $142,000, respectively.  The decrease of $61,000, or 43%, was primarily the result of a forfeited deposit due to the cancellation of the sales agreement for the Sears Office Building in 2006.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2007 and 2006 were approximately $3,319,000 and $2,862,000, respectively.  Interest expense from continuing operations for the nine months ended September 30, 2007 and 2006 were approximately $9,195,000 and $7,546,000, respectively.  The increases of $457,000, or 16%, and $1,649,000, or 22%, are primarily related to the loans obtained for the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments, and the 2006 acquisitions of Castle Creek Apartments, Lake Clearwater Apartments, The Grove at Richland Apartments, The Grove at Swift Creek Apartments, and The Grove at Whitworth Apartments.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2007 and 2006 can be attributed to assets that were not fully depreciated at the time of replacement, primarily at our commercial and multifamily properties.  These replacements include roof replacements, stairwell upgrades and heating and air conditioning units.

Minority Interest

Minority interest for the three and nine months ended September 30, 2007 includes the net operating loss attributable to the minority holder of the tenant in common interests in our properties acquired in 2007 as a tenant in common with an unaffiliated third party.  The properties are The Overlook Apartments and Creek’s Edge Apartments.

Discontinued Operations

Discontinued operations, net for the three months ended September 30, 2007 and 2006 were approximately $672,000 and $319,000, respectively.  Discontinued operations, net for the nine months ended September 30, 2007 and 2006 were approximately $1,048,000 and $1,064,000, respectively.  Discontinued operations for the nine months ended September 30, 2007 includes the net operating results for the properties previously sold and currently held for sale as listed below.  The increase of $353,000, or 111%, for the three months ended September 30, 2007 is primarily due to discontinued depreciation on the properties presently held for sale.  Discontinued Operations includes the net operating results of the following properties:

Property	Location	Status
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phases II	Louisville, KY	Sold 2006
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Atrium Center	Louisville, KY	Held for Sale
Blankenbaker Business Center I	Louisville, KY	Held for Sale
Blankenbaker Business Center II	Louisville, KY	Held for Sale
Anthem Office Center	Louisville, KY	Held for Sale
NTS Center	Louisville, KY	Held for Sale
Plainview Center	Louisville, KY	Held for Sale
Plainview Point Office Center Phase I and II	Louisville, KY	Held for Sale
Plainview Point Office Center Phase III	Louisville, KY	Held for Sale
ITT Parking Lot	Louisville, KY	Held for Sale

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the nine months ended September 30, 2007 was approximately $13,482,000 due to the sale of Springs Medical Office Center and Springs Office Center on February 12, 2007.  Gain on sale of discontinued operations for the nine months ended September 30, 2006 was approximately $49,950,000 due to the sale of Golf Brook and Sabal Park Apartments on February 2, 2006 and Commonwealth Business Center Phases I and II on May 18, 2006.

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

The following table summarizes our approximate sources/uses of cash flow for the nine months ended September 30, 2007 and 2006:

	(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Operating activities	$6,321,000	$8,061,000
Investing activities	(47,142,000)	(56,330,000)
Financing activities	41,287,000	43,222,000

Net increase (decrease) in cash and equivalents	$466,000	$(5,047,000)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $6.3 million from $8.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The change was primarily due to funds restricted from the sale of Springs Medical Office Center and Springs Office Center along with an increase in minority interest due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $47.1 million from $56.3 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease was primarily due to changes in investing activities from property acquisitions and dispositions.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased to approximately $41.3 million from $43.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The change was primarily the result of additional payments on a mortgage payable of $21.2 million and a decrease in proceeds from the revolving note payable.  The decrease is partially offset by an increase in mortgages payable due to property acquisitions.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $495,000 on September 30, 2007.

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

On September 17, 2007, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units.  The distribution was paid on October 16, 2007, to limited partners of record at the close of business on September 28, 2007.

As a result of increased real estate and franchise taxes on certain of the Company’s properties and legal expenses necessary to conclude the class action litigation involving the Company and its predecessors, among others, the amount of the Company’s fourth quarter 2007 distribution may be lower than the corresponding distribution in 2006.

We expect to incur expenditures of approximately $6.4 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

Our borrowing base limitation on the revolving note payable was approximately $28.0 million at September 30, 2007.

Property Transactions

During the nine months ended September 30, 2007, we made the following property transactions:

Acquisitions

Property	Location	Units	Date of Purchase	Purchase Price
The Overlook at St. Thomas (1)	Louisville, KY	484	March 14, 2007	$46,000,000
Creek’s Edge at Stony Point (2)	Richmond, VA	202	August 14, 2007	32,300,000

(1)          Assumed a mortgage of $36.0 million.  At September 30, 2007 we owned a 60% tenant in common interest.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

(2)          Acquired a new mortgage $22.75 million to purchase the property.  At September 30, 2007 we owned a 51% tenant in common interest.  NTS Realty’s liability is joint and several under this mortgage.

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

On June 12, 2007, the board of directors of NTS Realty Capital, Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at September 30, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  Pursuant to the agreement, we will receive $66,550,000 in proceeds.  We intend to use the sale proceeds to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

We may engage in transactions structured as “like-kind exchanges” of property to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code.  If we are able to structure an exchange of properties as a “like-kind exchange,” then any gain we realize from the exchange would not be recognized for federal income tax purposes.  The test for determining whether exchanged properties are of “like-kind” is whether the properties are of the same nature or character.

We were unable to use approximately $1.3 million of the proceeds from the sale of Springs Medical Office Center and Springs Office Center in the purchase of The Overlook at St. Thomas.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use these funds in a “like-kind exchange”.  The consequences include the recognition of gain or loss on the transaction and related tax attributes.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $78.5 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would result in an approximate $9.9 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $785,000 annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $17.8 million, or 7%, of our outstanding debt had its interest payments converted to the interest rate swap agreement at September 30, 2007.

The fair value of the interest rate swap agreement at September 30, 2007 was approximately $166,000 and is included in Other Assets on our Consolidated Balance Sheet.

During the quarter ended September 30, 2007, we recognized a net gain of approximately $166,000 to record the swap agreement at fair value.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of September 30, 2007 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and note payable	$267,363,368	$41,314,836	$27,596,347	$10,553,813	$187,898,372
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$267,363,368	$41,314,836	$27,596,347	$10,553,813	$187,898,372

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

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.  There were no changes in our internal control over financial reporting identified in connection with their evaluation that occurred during the quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2007.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2007, we announced that Mr. J.D. Nichols, Chairman of our managing general partner, adopted two pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plans authorized their administrator, Wells Fargo Investments, to purchase up to $168,000 of our limited partnership units from time to time, through no later than December 31, 2007, on behalf of two entities controlled or established by Mr. Nichols.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended September 30, 2007, the two entities controlled or established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2007	3,060	$7.05	53,671		(1)

August 2007	2,975	$7.01	56,646		(1)

September 2007	2,900	$6.75	59,546		(1)

Total	8,935	$6.94	59,546		(1)

(1)               A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holdings Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

Exhibit No.
14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on June 30, 2005

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006

(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on May 15, 2006

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007

(13)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	November 9, 2007

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	November 9, 2007