Form 10-K
period 2007-12-31
NTS REALTY HOLDINGS LP
filed 2008-03-25
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered pursuant to Section 12 (b) of the Act:

Limited Partnership Units

(Title of each class)

American Stock Exchange

(Name of each exchange on which registered)

Securities registered pursuant to section 12 (g) of the Act:

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of June 30, 2007, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $35,028,241, based on the closing price of the American Stock Exchange.  As of March 21, 2008, there were 11,380,760 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2008 are incorporated by reference into Part III of this Form 10-K.

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

At December 31, 2007, we owned wholly or as tenant in common with an unaffiliated third party, 29 properties, comprised of 11 multifamily properties; 14 office and business centers; 3 retail properties and 1 ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing 3,222 units, retail properties containing approximately 210,000 square feet of space and one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We do not have any employees.  NTS Development Company (“NTS Development”), an affiliate of our general partners, oversees and manages the day-to-day operations of our properties pursuant to an amended and restated management agreement.  Pursuant to our management agreement, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

                Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full-time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse NTS Development Company for actual costs of employer services incurred for our benefit.

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

The board of directors of NTS Realty Capital, in the board’s sole discretion, may change these investment objectives as it deems appropriate and in our best interests.  Prior to changing any of the investment objectives, the board of directors will consider, among other factors, expectations, changing market trends, management expertise and ability and the relative risks and rewards associated with any change.

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

Competition

We compete with other entities to locate suitable properties for acquisition, to locate purchasers for our properties and to locate tenants to rent space at each of our properties.  Although our business is competitive, it is not seasonal.  While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition.  This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur.  There are numerous other similar types of properties located in close proximity to each of our properties.  We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants.  The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged.  Competition to acquire existing properties from institutional investors and other publicly traded real estate limited partnerships and real estate investment trusts has increased substantially in the past several years.  In many of our markets, institutional investors, owners and developers of properties compete vigorously to acquire, develop and lease space.  Many of these competitors have substantially more resources than we do.

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

As noted above, “net cash flow from operations” is reduced by the amount of reserves as determined by us each quarter.  NTS Realty Capital may establish these reserves for, among other things, working capital or capital improvement needs.  Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future.  For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

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

In addition to the foregoing, we may engage in transactions structured as “like kind exchanges” of property to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code.  If we are able to structure an exchange of properties as a “like kind exchange,” then any gain we realize from the exchange would not be recognized for federal income tax purposes.  The test for determining whether exchanged properties are of “like kind” includes  whether the properties are of the same nature or character.

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

Change in Policies

NTS Realty Capital, through its board of directors, determines our distribution, investment, financing and other policies.  The board of directors reviews these policies at least annually to determine whether they are being followed and if they are in the best interests of our limited partners.  The board of directors may revise or amend these policies at any time without a vote of the limited partners.

Working Capital Practices

Information about our working capital practices are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols.  As of December 31, 2007, Mr. Nichols beneficially owns approximately 57.5% of our issued and outstanding limited partnership units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  In addition, affiliates of our general partners currently own vacant lots located adjacent to Blankenbaker Business Center I and Outlet Mall.  These affiliates may acquire additional properties in the future, which are located adjacent to properties that we acquired in the merger or contribution.

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

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance.  Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell properties, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other material released to the public.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results.  Other factors beyond those listed below, including factors unknown to us and factors known to us, which we have not determined to be material, could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of December 31, 2007, Mr. J.D. Nichols beneficially owns approximately 57.5% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their shares over their current trading prices.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims have been brought against us in various legal proceedings, which have not had, and are not expected to have, a material adverse effect on our business or financial condition.  Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

There is no assurance we will have net cash flow from operations from which to pay distributions.

Our partnership agreement requires us to distribute at least sixty-five percent (65%) of our net cash flow from operations to our limited partners.  There is no assurance that we will have any “net cash flow from operations” from which to pay distributions.  Our partnership agreement also permits our managing general partner to reinvest sales or refinancing proceeds in new or existing properties or to create reserves to fund future capital expenditures.  Because net cash flow from operations is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any net cash flow from operations from which to pay distributions.

Risks Related to Our Business and Properties

We may suffer losses at our properties that are not covered by insurance.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties.  We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.  None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold.  Some of the policies, like those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property.  In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

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

•                  increased operating costs, including insurance premiums, utilities and real estate taxes;

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

If any one of these events were to occur, our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions could be adversely affected.  In addition, foreclosures could create taxable income, which would be allocated to all of the partners, but we may not be able to pay a cash distribution to the partners to pay the resulting taxes.

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

We may acquire properties through joint ventures, which could subject us to certain risks, which may not otherwise be present, if we made the investments directly.  These risks include:

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

General

We own wholly or as a tenant in common with an unaffiliated third party, fourteen office buildings and business centers, eleven multifamily properties, three retail properties and one ground lease.  Set forth below is a description of each property:

Office Buildings

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 116,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 8 tenants leasing office space aggregating approximately 112,600 square feet.  NTS Center’s tenants are professional service entities, principally in real estate and grocery chain management.  Two of these tenants individually lease more than 10% of NTS Center’s net rentable area.  NTS Center was 97% occupied as of December 31, 2007.  (1)

•                  Plainview Center, which was constructed in 1983, is an office complex with approximately 98,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 3 tenants leasing office space aggregating approximately 98,000 square feet.  The tenants are professional service entities, principally in human resources consulting and victim notification services.  Two of these tenants individually lease more than 10% of Plainview Center’s net rentable area.  Plainview Center was 100% occupied as of December 31, 2007.  (1)

•                  Plainview Point Office Center Phases I and II, which were constructed in 1983, is an office center with approximately 57,300 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 8 tenants leasing office space aggregating approximately 46,500 square feet.  The tenants are professional service entities, including a business school, insurance company, and a mortgage company.  Two of these tenants lease more than 10% of the net rentable area at Plainview Point Office Center Phases I and II.  Plainview Point Office Center Phases I and II were 81% occupied as of December 31, 2007.  (1)

•                  Plainview Point Office Center Phase III, which was constructed in 1987, is an office center with approximately 61,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 12 tenants leasing office space aggregating approximately 55,700 square feet.  The tenants are professional service entities, principally involved in insurance claim processing, social security program management and consulting services.  Three of these tenants individually lease more than 10% of Plainview Point Office Center Phase III.  Plainview Point Office Center Phase III was 90% occupied as of December 31, 2007.  (1)

•                  Anthem Office Center, which was constructed in 1995, is an office building with approximately 85,300 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007 there was a tenant leasing office space aggregating approximately 62,000 square feet.  The tenant is a professional pharmaceutical services company.  This tenant individually leases more than 10% of Anthem Office Center’s net rentable area.  Anthem Office Center was 73% occupied as of December 31, 2007.  (1)

•                  Atrium Center, which was constructed in 1984, is an office center with approximately 104,300 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 10 tenants leasing office space aggregating approximately 78,600 square feet.  The tenants are professional service entities, principally involved in video and media monitoring services and educational services.  Two of these tenants individually lease more than 10% of Atrium Center’s net rentable area.  Atrium Center was 73% occupied as of December 31, 2007.  (1)

(1)   These properties’ assets and liabilities are classified as held for sale on our Balance Sheet.  The results of their operations are classified as discontinued operations in our Statement of Operations for all years presented.

•                  Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.  Sears Office Building was vacant as of December 31, 2007.

Business Centers

The business center properties are a combination of office and warehouse space including bulk warehouse distribution facilities.  The office component is generally 40% or less of the square footage, with the warehouse portion being unfinished and used for storage, distribution or light assembly.  The following is a brief description of each of these business center properties:

•                  Blankenbaker Business Center I (formerly Blankenbaker Business Centers 1A and 1B), which was constructed in 1988, is a business center with approximately 160,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, one tenant was leasing all 160,700 square feet.  The tenant is a professional service entity in the insurance industry.  Blankenbaker Business Center I was 100% occupied as of December 31, 2007. (1)

•                  Blankenbaker Business Center II, which was constructed in 1988, is a business center with approximately 77,400 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there was one tenant leasing space aggregating approximately 75,800 square feet.  The tenant is a professional service entity, principally in pharmaceutical distribution and operations.  This tenant individually leases more than 10% of Blankenbaker Business Center II’s net rentable area.  Blankenbaker Business Center II was 98% occupied as of December 31, 2007. (1)

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2007.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,200 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2007, there were 23 tenants leasing space aggregating approximately 94,900 square feet including 29,300 square feet which was leased but unoccupied.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 66% occupied as of December 31, 2007.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 96,200 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2007, there were 22 tenants leasing space aggregating approximately 89,700 square feet including 10,300 square feet which was leased but unoccupied.  The tenants are professional service entities, principally in medical equipment sales, financial and engineering services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 83% occupied as of December 31, 2007.

•                  Lakeshore Business Center Phase III, which was constructed  in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2007, there were 4 tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally in insurance services, consulting services, real estate development and engineering.  All four of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2007.

(1)          These properties’ assets and liabilities are classified as held for sale on our Balance Sheets.  The results of their operations are classified as discontinued operations in our Statement of Operations for all years presented.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 192,000 net rentable square feet in Atlanta, Georgia.  As of December 31, 2007, there were 44 tenants leasing space aggregating approximately 166,600 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually lease more than 10% of Peachtree’s net rentable area.  Peachtree was 85% occupied as of December 31, 2007.

Multifamily Properties

•                  Park Place Apartments (formerly Park Place Apartments Phases I, II and III), which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989 and Phase III was constructed in 2000.  As of December 31, 2007, the property was 96% occupied.

•                  The Willows of Plainview Apartments (formerly The Willows of Plainview Phases I and II and The Park at the Willows), which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on a 19-acre tract in Louisville, Kentucky.  As of December 31, 2007, the property was 94% occupied.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  As of December 31, 2007, the property was 97% occupied.

•                  The Lakes Apartments, which was purchased in 2005, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  As of December 31, 2007, the property was 93% occupied.

•                  The Grove at Richland Apartments, which was purchased in 2006, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  As of December 31, 2007, the property was 96% occupied.

•                  The Grove at Whitworth Apartments, which was purchased in 2006, is a 301-unit luxury apartment complex located on 12.1-acre tract in Nashville, Tennessee.  As of December 31, 2007, the property was 95% occupied.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Midlothian, Virginia.  As of December 31, 2007, the property was 92% occupied.

•                  Castle Creek Apartments, which was purchased in 2006, is a 276-unit luxury apartment complex located on a 15.9-acre tract in Indianapolis, Indiana.  As of December 31, 2007, the property was 95% occupied.

•                  Lake Clearwater Apartments, which was purchased in 2006, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  As of December 31, 2007, the property was 94% occupied.

•                  The Overlook at St. Thomas, which was purchased in 2007, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  As of December 31, 2007, the property was 91% occupied.

•                  Creek’s Edge at Stony Point, which was purchased in 2007, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  As of December 31, 2007, the property was 78% occupied.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is approximately a 35,000 square foot facility in Louisville, Kentucky.  Bed, Bath & Beyond was 100% occupied as of December 31, 2007.

•                  Outlet Mall, which was constructed in 1983, is a 162,600 square foot mall in Louisville, Kentucky which as of December 31, 2007 was 100% occupied.  The property is occupied by Garden Ridge L.P.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2007, there were 5 tenants leasing space aggregating approximately 8,300 square feet.  The tenants who occupy Springs Station are professional service entities whose principal businesses are staffing and retail jewelry.  Four of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 69% occupied as of December 31, 2007.

Ground Lease

•                  We own the ground lease relating to a 120-space parking lot in Louisville, Kentucky and leased to ITT Educational Services, Inc.  The ITT Parking Lot is attached to Plainview Point Office Center Phases I and II.  The lease expires July 30, 2009. (1)

(1)   These properties’ assets and liabilities are classified as held for sale on our Balance Sheet.  The results of their operations are classified as discontinued operations in our Statement of Operations for all years presented.

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2007	2006	2005
OFFICE BUILDING OCCUPANCY
NTS Center	78%	76%	75%
Plainview Center	93%	87%	85%
Plainview Point Office Center Phases I and II	76%	66%	66%
Plainview Point Office Center Phase III	91%	87%	88%
Anthem Office Center (3)	37%	0%	67%
Atrium Center	79%	82%	72%
Springs Medical Office Center (4)	N/A	79%	87%
Springs Office Center (4)	N/A	97%	98%
Sears Office Building (2)	0%	0%	50%

BUSINESS CENTER OCCUPANCY
Blankenbaker Business Center I	100%	100%	100%
Blankenbaker Business Center II	98%	98%	83%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	73%	67%	61%
Lakeshore Business Center Phase II	82%	87%	74%
Lakeshore Business Center Phase III	98%	87%	100%
Peachtree Corporate Center	84%	88%	93%

MULTIFAMILY OCCUPANCY
Park Place Apartments	95%	90%	91%
The Willows	96%	95%	86%
Willow Lake Apartments	97%	95%	85%
The Lakes Apartments	97%	97%	94%
The Grove at Richland	95%	97%	N/A
The Grove at Whitworth	96%	97%	N/A
The Grove at Swift Creek	94%	95%	N/A
Castle Creek	97%	96%	N/A
Lake Clearwater	95%	91%	N/A
The Overlook at St. Thomas	93%	N/A	N/A
Creek’s Edge at Stony Point	84%	N/A	N/A

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Outlet Mall	100%	100%	100%
Springs Station	69%	89%	93%

GROUND LEASE
ITT Parking Lot (1)	N/A	N/A	N/A

(1)          The ground lease expires July 30, 2009 and is leased by one tenant in Plainview Point Office Center Phases I and II.

(2)          Sears Office Building was vacant and unoccupied at December 31, 2007, 2006 and 2005.

(3)          Anthem Office Center was vacant and unoccupied at December 31, 2006 and 2005.

(4)          Springs Medical Office Center and Springs Office Center were sold in 2007.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2007.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
Garden Ridge L.P. (2)	162,617	731,777	1.75%	03/12/10
Clarke American Checks, Inc. (2)	50,000	512,500	1.23%	08/31/10
Bed, Bath & Beyond (2)	34,953	384,483	0.92%	01/31/15
Coherent (3)	27,868	341,383	0.82%	01/01/08
John J. Kirlin, Inc. (3)	20,135	248,752	0.60%	08/10/14
Patterson Dental (3)	15,497	195,901	0.47%	10/31/13
Kimley-Horn & Associates (3)	12,061	160,002	0.38%	02/28/14
Reynolds, Smith and Hills, Inc.(3)	10,840	152,772	0.37%	12/31/13
Capital City Mechanical Service (4)	10,200	88,655	0.21%	02/28/12
Entre BTG, Inc. (4)	12,675	85,412	0.20%	09/30/08

(1)          Annualized Base Rent means annual contractual rent.

(2)          A tenant of a Louisville, Kentucky property.

(3)          A tenant of a Fort Lauderdale, Florida property.

(4)          A tenant of an Atlanta, Georgia property.

Indebtedness

The table below reflects the outstanding indebtedness from mortgages and notes payable for our properties included in continuing operations as of December 31, 2007.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2007, the Libor Rate was 4.46%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Property	Interest Rate	Maturity Date	Balance on December 31, 2007
Lakeshore Business Center Phases I, II and III (1)	Libor + 1.80%	06/01/09	$17,818,000
NTS Realty Multifamily Properties I (2)	5.98%	01/15/15	72,141,872
NTS Realty Multifamily Properties II (3)	5.35%	01/15/15	32,511,394
NTS Realty I (4)	5.07%	03/15/15	28,238,625
NTS Realty II	Libor + 1.75%	07/01/08	14,277,897
NTS Realty III	Libor + 1.75%	03/31/08	24,929,760
Bed, Bath & Beyond (5)	9.00%	08/01/10	2,524,433
Clarke American	8.45%	11/01/15	2,510,076
The Lakes Apartments (6)	5.11%	12/01/14	11,758,589
The Overlook Apartments (7)	5.72%	04/11/17	35,715,686
Creek’s Edge Apartments (8)	5.99%	10/15/17	22,750,000
			$265,176,332

(1)          This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin in the prorata amounts of 75% and 25%, respectively.

(2)         A balloon payment of $62,866,145 is due upon maturity.

(3)         A balloon payment of $28,300,138 is due upon maturity.

(4)         A balloon payment of $22,311,987 is due upon maturity.

(5)         A balloon payment of $2,213,097 is due upon maturity.

(6)         A balloon payment of $10,269,282 is due upon maturity.

(7)         A balloon payment of $30,492,392 is due upon maturity.

(8)         A balloon payment of $20,136,739 is due upon maturity.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES - 2007

State	Property	Property Tax Rate (per $ 100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	1.98	$178,341
FL	Lakeshore Business Center Phase II	1.98	188,568
FL	Lakeshore Business Center Phase III	1.98	73,550
GA	Peachtree Corporate Center	3.19	107,070
IN	Willow Lake Apartments (2)	3.25	319,828
IN	The Lakes Apartments (2)	3.25	301,930
IN	Castle Creek Apartments (2)	2.75	360,260
IN	Lake Clearwater Apartments (2)	2.75	287,393
KY	Anthem Office Center	1.11	44,811
KY	Atrium Center	1.11	54,506
KY	Bed, Bath & Beyond	1.16	25,883
KY	Blankenbaker Business Center I	1.11	121,139
KY	Blankenbaker Business Center II	1.11	85,295
KY	Clarke American	1.11	31,611
KY	ITT Parking Lot	1.11	2,079
KY	NTS Center	1.11	68,332
KY	Outlet Mall	1.11	51,684
KY	The Willows of Plainview Apartments	1.11	151,805
KY	Park Place Apartments	1.08	236,279
KY	Plainview Center	1.11	37,397
KY	Plainview Point Office Center Phases I & II	1.11	22,662
KY	Plainview Point Office Center Phase III	1.11	55,274
KY	Sears Office Building	1.11	60,038
KY	Springs Station	1.16	20,013
KY	The Overlook at St. Thomas	0.96	378,123
TN	The Grove at Richland Apartments	4.69	477,161
TN	The Grove at Whitworth Apartments	4.69	515,144
VA	The Grove at Swift Creek Apartments	0.97	201,040
VA	Creek’s Edge at Stony Point	1.23	250,797
			$4,708,013

(1)          Does not include any offset for property taxes reimbursed by tenants.  Property taxes in Jefferson County, Kentucky, Fayette County, Kentucky, City of Jeffersontown, Kentucky, and the City of St. Matthews, Kentucky are discounted by approximately 2% if they are paid prior to the due date.  Discounts for early payment in other states generally provide no discount to the gross amount of property tax.

(2)          Due to the Indiana Governor’s order, property taxes due in 2007 are being reassessed.  Fall 2007 installments had a portion of the payment deferred until May 2008.  The final property tax expense was not known at December 31, 2007, therefore the Spring 2007 installments were used to estimate the total Fall 2007 payments.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our units were listed for trading on the American Stock Exchange (the “Exchange”) under the symbol NLP.  The approximate number of record holders of our units at December 31, 2007 was 2,438.

High and low unit prices on the Exchange for the period January 1, 2006 through December 31, 2006 were $8.70 to $5.80, respectively.  Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low unit prices on the Exchange for the period January 1, 2007 through December 31, 2007 were $7.75 to $4.95, respectively.  Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the American Stock Exchange and distributions declared for each quarter during the two years ended December 31, 2007.

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
High	$7.75	$7.54	$7.22	$6.59
Low	$7.00	$7.11	$6.50	$4.95
Distributions declared	$1,138,076	$1,138,076	$1,138,076	$1,138,076

2006
High	$8.70	$7.65	$7.75	$7.42
Low	$5.80	$6.30	$6.90	$6.90
Distributions declared	$1,138,161	$1,138,161	$1,138,161	$2,276,321

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

On May 16, 2007, we announced that two trusts established for the benefit of family members of Mr. J.D. Nichols, Chairman of our managing general partner, adopted pre-arranged trading plans to purchase our limited partnership units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plans authorized their administrator, Wells Fargo Investments, to purchase up to $168,000 of our limited partnership units from time to time, through no later than December 31, 2007, on behalf of two entities controlled or established by Mr. Nichols.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended December 31, 2007, the two entities established by Mr. Nichols purchased our limited partnership units as follows:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs (1)
October 2007	3,395	$6.51	62,941	(0)

November 2007	3,425	$6.05	66,366	(0)

December 2007	3,975	$5.41	70,341	(0)

Total	10,795	$5.99	70,341	(0)

(1)   A description of the maximum number of units that may be purchased under the trading plans is included in the narrative preceding this table.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2007, 2006 and 2005 as well as prior years’ selected historical combined condensed financial and operating data as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis.  The combined financial information is presented to provide a basis for discussion.  This historical combined presentation reflects adjustments to the actual historical data to: 1) include a previously unconsolidated joint venture (Blankenbaker Business Center 1A); 2) eliminate the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnership; and 3) include any debt used by ORIG and its related interest cost to acquire interests in the Partnerships which was assumed by NTS Realty in the merger.

We have derived the statement of operations and balance sheet data for the years ended December 31, 2007, 2006 and 2005 from our audited financial statements.  We have derived the statement of operations data for the period from January 1, 2004 to December 27, 2004 from our audited financial statements and the audited financial statements of the Partnerships and the NTS Private Group.  We have derived our statement of operations and balance sheet data for the years ended December 31, 2003 from the audited financial statements of the Partnerships and the NTS Private Group.  We have derived the combined condensed statement of operations data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for each of the two years ended December 31, 2004 and 2003.  In the opinion of management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.

SUMMARY STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

				Period Ended	Year Ended
	Years Ended December 31,			December 27,	December 31,
	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$39,844,410	$31,208,488	$15,462,235	$14,981,748	$15,292,230
Tenant reimbursements	1,594,790	1,545,529	1,535,827	1,434,697	1,581,313

Total revenue	41,439,200	32,754,017	16,998,062	16,416,445	16,873,543

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	14,035,502	11,087,015	6,384,639	5,501,516	4,965,140
Management fees	2,005,100	1,665,786	713,540	873,844	894,736
Property taxes and insurance	5,272,547	3,981,922	2,062,066	1,637,726	1,988,935
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	3,143,436	3,499,623	4,077,411	4,747,700	3,467,748
Depreciation and amortization	16,226,404	12,652,566	4,784,473	4,353,119	4,255,839

Total operating expenses	40,682,989	32,886,912	18,022,129	17,113,905	15,572,398

OPERATING INCOME (LOSS)	756,211	(132,895)	(1,024,067)	(697,460)	1,301,145

Interest and other income and interest and other income reimbursed to affiliate	92,911	147,087	366,834	1,565,595	284,744
Interest expense and interest expense reimbursed to affiliate	(13,388,598)	(10,270,345)	(4,466,670)	(5,787,086)	(5,034,796)
(Loss) gain on disposal of assets	(69,010)	(143,602)	(392,861)	(16,584)	58,230
Settlement charge	-	-	-	(2,896,259)	-
Income from investment in joint venture	-	-	953,300	-	-
Minority interest	(1,211,772)	-	-	-	-

Loss from continuing operations	(11,396,714)	(10,399,755)	(4,563,464)	(7,831,794)	(3,390,677)

Discontinued operations, net	1,859,928	1,564,584	2,525,077	(2,710,995)	2,189,471
Gain on sale of discontinued operations	13,482,291	49,950,486	270,842	-	-

NET INCOME (LOSS)	$3,945,505	$41,115,315	$(1,767,545)	$(10,542,789)	$(1,201,206)

Distributions declared	$4,552,304	$5,690,804	$5,690,804	$-	$-

Distributions declared per limited partnership unit	$0.40	$0.50	$0.50	$-	$-

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$320,312,690	$256,605,137	$99,987,489	$104,278,333	$67,102,077
Total assets	365,621,869	309,251,401	187,808,823	166,547,424	129,831,524
Mortgages and notes payable	265,176,332	218,215,006	135,197,509	109,878,858	68,176,866

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

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

In accordance with SFAS No. 141, we allocate the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases.  Allocation of the purchase price is an area that requires complex judgments and significant estimates.  We use information contained in third-party appraisals as the primary basis for allocating the purchase price between land and buildings.  A pro rata portion of the purchase price is allocated to the value of avoiding a lease-up period for acquired in-place leases.  The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.  A portion of the purchase price is allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space.  We then evaluate acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After acquired leases are determined to be at, above or below market, we allocate a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value.  The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals.  We did not have any tenants with whom we have identified a developed relationship that we believe had any intangible value.

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining,” on a historical consolidating basis, cash collected for rent exceeded rental income by approximately $310,000, $237,000 and $16,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

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

	Years Ended December 31,
	2007	2006	2005
Operating activities	$8,737,797	$9,077,065	$7,327,456
Investing activities	(47,575,283)	(57,725,040)	(26,104,202)
Financing activities	40,386,318	43,266,907	21,612,209

Net increase (decrease) in cash and equivalents	$1,548,832	$(5,381,068)	$2,835,463

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from approximately $9,077,000 for the year ended December 31, 2006 to approximately $8,738,000 for the year ended December 31, 2007.  The decrease is primarily the result of an increased loss from continuing operations.  One of the most significant components of this increased loss was higher interest expense in our multifamily segment.

Net cash provided by operating activities increased from approximately $7,327,000 for the year ended December 31, 2005 to approximately $9,077,000 for the year ended December 31, 2006.  The increase was primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments and Commonwealth Business Center Phases I and II in 2006.  The increase is partially offset by the operations of the 2006 acquired properties (The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments) along with continued operation of the The Lakes Apartments acquired in 2005.

Cash Flow from Investing Activities

Net cash flow used in investing activities decreased from approximately $57,725,000 for the year ended December 31, 2006 to approximately $47,575,000 for the year ended December 31, 2007.  The decrease is primarily the result of fewer property acquisitions and dispositions in 2007 as compared to 2006 along with an increase in proceeds from investments in Joint Ventures by minority interest in 2007 as compared to 2006.

Net cash flow used in investing activities increased from approximately $26,104,000 for the year ended December 31, 2005 to approximately $57,725,000 for the year ended December 31, 2006.  The increase was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments, Lake Clearwater Apartments, and the 2005 acquisition of The Lakes Apartments. The increase is partially offset by the sale of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased from approximately $43,267,000 for the year ended December 31, 2006 to approximately $40,386,000 for the year ended December 31, 2007.  The decrease is primarily the result of additional payments on mortgages payable of $21.2 million in connection with the sale of Springs Medical Office Center and Springs Office Center along with $22.75 million in connection with the acquisition of Creek’s Edge at Stony Point Apartments and a decrease in proceeds from the revolving note payable.  The decrease is offset by an increase in mortgages payable due to the 2007 property acquisitions of The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Net cash provided by financing activities increased from approximately $21,612,000 for the year ended December 31, 2005 to approximately $43,267,000 for the year ended December 31, 2006.  The increase was primarily the result of an increase in proceeds from revolving notes payable obtained in 2006 used to fund our apartment acquisitions and a decrease in repayments of notes payable.  The increase is partially offset by additional payments of mortgages payable in 2006.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1,577,000 on December 31, 2007.

We made quarterly distributions of $0.10 per unit to our limited partners on April 13, 2007, July 13, 2007, October 16, 2007 and January 16, 2008.

We do not anticipate a significant impact to our liquidity as a result of the vacancy at the Sears Office Building.  However, we may incur significant expenses if we enter into lease agreements for this property.

We expect to incur capital expenditures of approximately $8.6 million funded by borrowings on our debt during the next twelve months primarily for tenant origination costs necessary to continue leasing our properties.

On March 14, 2008, we borrowed an additional $6,182,000 on the $24.0 million mortgage payable.

This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our notes payable coming due in the next twelve months.

Our availability on the revolving note payable was approximately $3.0 million at December 31, 2007.

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, our affiliate.  The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement.  The amended and restated management agreement became effective as of December 29, 2005.  The resulting disposition fees related to sales of our properties were approximately $578,000 and $928,000, construction supervision fees were approximately $274,000 and $243,000, and commercial leasing fees of approximately $365,000 and $497,000 for the years ended December 31, 2007 and 2006, respectively, which may reasonably be expected to have a significant and material continuing impact on our future liquidity.

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

Property Transactions

Acquisitions

During the years ended December 31, 2007, 2006 and 2005, we had property acquisitions summarized as follows:

Property - Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Lakes Apartments	Indianapolis, IN	230	100%	August 26, 2005	$15,975,000
Castle Creek Apartments	Indianapolis, IN	276	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March 23, 2006	23,000,001
The Grove at Richland Apartments	Nashville, TN	292	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February 3, 2006	44,254,500
The Overlook at St. Thomas (1)	Louisville, KY	484	60%	March 14, 2007	46,000,000
Creek’s Edge at Stony Point (2)	Richmond, VA	202	51%	August 14, 2007	32,300,000

(1)          Acquired a new mortgage of $36.0 million to purchase the property.  At December 31, 2007, we owned 60% tenant in common interest.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

(2)          Acquired a new mortgage of $22.75 million to purchase the property.  At December 31, 2007, we owned 51% tenant in common interest.  NTS Realty’s liability is joint and several under this mortgage.

Dispositions

During the years ended December 31, 2007, 2006 and 2005 we made the following property dispositions:

Property	Our Ownership	Date	Sale Price
Golf Brook Apartments (1)	100%	February 2, 2006	$43,153,500
Sabal Park Apartments (2)	100%	February 2, 2006	$28,350,000
Commonwealth Business Center Phase I (3)	100%	May 18, 2006	$4,331,000
Commonwealth Business Center Phase II (4)	100%	May 18, 2006	$2,769,000
Springs Medical Office Center (5) (7)	100%	February 12, 2007	$15,150,000
Springs Office Center (6) (7)	100%	February 12, 2007	$13,750,000

(1)          Gain of approximately $28.7 million.

(2)          Gain of approximately $19.6 million.

(3)          Gain of approximately $1.1 million.

(4)          Gain of approximately $600,000.

(5)          Gain of approximately $8.8 million.

(6)          Gain of approximately $4.6 million.

(7)          We used proceeds from this disposition transaction, intended to qualify as a Section 1031 like kind exchange, to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire a 60% tenant in common interest in The Overlook at St. Thomas.

On June 12, 2007, the board of directors of NTS Realty Capital, Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at December 31, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  Pursuant to the agreement, we will receive $66.5 million in proceeds upon the completion of the transaction.  We intend to use the sale proceeds to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

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

We were unable to use approximately $1.3 million of the proceeds from the sale of Springs Medical Office Center and Springs Office Center in the purchase of The Overlook at St. Thomas.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use all of these funds in a “like-kind exchange.”  The consequences include the recognition of gain on the transaction and related tax attributes.

The assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2007 and 2006.

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

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2007, 2006 and 2005.

Years Ended December 31,

2007

2006

2005

REVENUE:
Rental income	$8,488,662	$11,815,723	$17,639,781
Tenant reimbursements	434,281	651,371	660,630

Total revenue	8,922,943	12,467,094	18,300,411

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,760,464	3,990,686	5,992,746
Management fees	451,939	611,000	956,920
Property taxes and insurance	678,630	887,050	1,373,604
Depreciation and amortization	716,927	2,355,505	3,821,199

Total operating expenses	4,607,960	7,844,241	12,144,469

DISCONTINUED OPERATING INCOME	4,314,983	4,622,853	6,155,942

Interest and other income	52,340	25,015	81,072
Interest expense	(2,461,718)	(2,980,654)	(3,442,975)
Loss on disposal of assets	(45,677)	(102,630)	(268,962)

DISCONTINUED OPERATIONS, NET	$1,859,928	$1,564,584	$2,525,077

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.  One property in the Office Portfolio is subject to a stand alone mortgage, which has been included in our long-lived liabilities held for sale.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006,

AS COMPARED TO DECEMBER 31, 2005

This section includes our actual results of operations for the years ended December 31, 2007, 2006 and 2005.  As of December 31, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, 14 office and business centers, 11 multifamily properties, 3 retail properties and one ground lease.  We generate substantially all of our operating income from property operations.

Our net income (loss) for the three years ended December 31, 2007, 2006 and 2005 was approximately $3,946,000, $41,115,000, and ($1,768,000), respectively.  The net income for the year ended December 31, 2007 included a net gain of $13,482,000 related to the sale of Springs Medical Office Center and Springs Office Center.  In addition rental income increased due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) along with the 2007 acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is partially offset by an increase in operating expenses due to continuing operations of the 2006 and 2007 acquisitions.  The net income for the year ended December 31, 2006 included a net gain of $49,950,000 related to the sale of Golf Brook Apartments and Sabal Park Apartments sold in February 2006 and Commonwealth Business Center Phases I and II sold in May 2006.   In addition, rental income increased due the acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006) and The Lakes Apartments (August 2005).  The net loss for year ended December 31, 2005 was negatively impacted by continued legal fees related to the class action litigation.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2007 and 2006 were approximately $41,439,000 and $32,754,000, respectively.  The increase of approximately $8,685,000, or 27%, was primarily the result of acquiring The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007) along with an overall increase in rental income at all multifamily properties.

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2006 and 2005 were approximately $32,754,000 and $16,998,000, respectively.  The increase of approximately $15,756,000, or 93%, was primarily due to acquiring The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2007 and 2006 were approximately $9,068,000 and $7,174,000, respectively.  The increase of approximately $1,894,000, or 26%, was primarily due to the acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is also due to a full year of operating expenses for The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

Operating expenses from continuing operations for the years ended December 31, 2006 and 2005 were approximately $7,174,000 and $4,359,000, respectively.  The increase of approximately $2,815,000, or 65%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2007 and 2006 were approximately $4,967,000 and $3,913,000, respectively.  The increase of approximately $1,054,000, or 27%, was primarily due to the 2007 acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is also due to a full year of operating expenses for The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2006 and 2005 were approximately $3,913,000 and $2,026,000, respectively.  The increase of approximately $1,887,000, or 93%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Operating expenses reimbursed to affiliate.”  The services provided by others are classified as “Operating expenses.”

Operating expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Management Fees

Management fees from continuing operations for the years ended December 31, 2007 and 2006 were approximately $2,005,000 and $1,666,000, respectively.  The increase of approximately $339,000, or 20%, was primarily due to the 2007 acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is also due to a full year of management fees for The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

                Management fees from continuing operations for the years ended December 31, 2006 and 2005 were approximately $1,666,000 and $714,000, respectively.  The increase of $952,000 was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.  The increase is also due to an overall increase across multifamily, commercial and retail properties due to a change in the management fee calculation pursuant to the terms of our agreement with NTS Development Company.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2007 and 2006 were approximately $5,273,000 and $3,982,000, respectively.  The increase of $1,291,000, or 32%, was primarily due to a $1,250,000 increase across the multifamily segment due to the 2007 acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is also due to a full year of expense for property taxes and insurance for The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).  Property taxes and insurance increased across all remaining multifamily properties.  The increase was also due to a $23,000 increase in the commercial segment, a $15,000 increase in the retail segment, and a $3,000 increase at the partnership level.

Property taxes and insurance from continuing operations for the years ended December 31, 2006 and 2005 were approximately $3,982,000 and $2,062,000, respectively.  The increase of $1,920,000, or 93%, was primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the 2005 acquisition of The Lakes Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2007 and 2006 were approximately $1,411,000 and $1,922,000, respectively.  The decrease of $511,000, or 27%, was primarily due to a decrease in legal fees related to the class action litigation filed in Kentucky including the settlement fees of $361,000 along with an overall decrease in general litigation fees and loan fees.

Professional and administrative expenses from continuing operations for the years ended December 31, 2006 and 2005 were approximately $1,922,000 and $2,661,000.  The decrease of $739,000, or 28%, was primarily due to decreased legal and professional fees related to the merger and class action litigation.  Professional and administrative expenses for the year ended December 31, 2006 included approximately $434,000 in litigation expenses.  The 2006 litigation expense includes approximately $141,000 for settlement of the shareholder litigation filed in Kentucky.  Professional and administrative expenses for the year ended 2005 include approximately $322,000 and $760,000 in merger and litigation expenses, respectively.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2007 and 2006 were approximately $1,732,000 and $1,578,000, respectively.  The increase of approximately $154,000, or 10%, was primarily due to increased personnel costs and compensation which were the result of our apartment acquisitions and a change in allocation of personnel costs.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the year ended December 31, 2006 and 2005 were approximately $1,578,000 and $1,417,000, respectively.  The increase of approximately $161,000, or 11%, was primarily due to increased personnel costs, which were the result of our apartment acquisitions.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Professional and administrative expenses reimbursed to affiliate.”  The services provided by others are classified as “Professional and administrative.”

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted of the following:

Years Ended December 31,

2007

2006

2005

Finance	$423,000	$400,000	$385,000
Accounting	820,000	824,000	635,000
Investor Relations	335,000	227,000	197,000
Human Resources	18,000	18,000	14,000
Overhead	136,000	109,000	186,000

Total	$1,732,000	$1,578,000	$1,417,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the years ended December 31, 2007 and 2006 was approximately $16,226,000 and $12,653,000, respectively.  The increase of $3,573,000, or 28%, is primarily due to the 2007 acquisitions of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).  The increase is also due to a full year of depreciation for The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).

Depreciation and amortization expense from continuing operations for the years ended December 31, 2006 and 2005 was approximately $12,653,000 and $4,784,000, respectively.  The increase of $7,869,000 is primarily due to the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments and the 2005 acquisition of The Lakes Apartments.

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2007 and 2006 was approximately $93,000 and $147,000, respectively.  The decrease of $54,000, or 37%, was primarily due to income from a forfeited deposit on a contract to sell the Sears Office Building in 2006.

Interest and other income from continuing operations for the years ended December 31, 2006 and 2005 was approximately $147,000 and $367,000, respectively.  The decrease of $220,000, or 60%, was primarily the result of decreased interest earned on investments in treasury bills.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2007 and 2006 was approximately $13,389,000 and $10,270,000, respectively.  The increase of $3,119,000, or 30%, was primarily the result of acquiring additional debt with the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments along with a full year of interest expense on additional debt with the 2006 acquisitions of The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments, Castle Creek Apartments and Lake Clearwater Apartments.

Interest expense from continuing operations for the years ended December 31, 2006 and 2005 was approximately $10,270,000 and $4,467,000, respectively.  The increase of $5,803,000 was primarily due to additional loan proceeds obtained for our apartment acquisitions.

Loss on Disposal of Assets

Loss on disposal of assets from continuing operations for the years ended December 31, 2007, 2006 and 2005 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties.  The 2007 replacements include heating and air conditioning units, tenant improvements, exterior signage, fitness equipment, telephone system replacement and golf carts, amongst others.  The 2006 replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, and tenant improvements, amongst others. The 2005 replacements included heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, lighting upgrades and fire sprinkler replacements, amongst others.

Income from Investment in Joint Venture

Income from investment in joint venture from continuing operations for the year ended December 31, 2005 can be attributed to the investment with an unaffiliated third-party investor, which liquidated and ceased to exist in December 2005.

Minority Interest

Minority interest for the year ended December 31, 2007, includes net operating loss attributable to the minority holders of the tenant in common interests in our properties acquired in 2007 as a tenant in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas and Creek’s Edge at Stony Point.

Discontinued Operations, Net

Discontinued operations, net for the years ended December 31, 2007 and 2006 were approximately $1,860,000 and $1,565,000, respectively.  The increase of $295,000, or 19%, was primarily due to an increase in net operating results of $322,000 at Anthem Office Center.

Discontinued operations, net for the years ended December 31, 2006 and 2005 were approximately $1,565,000 and $2,525,000, respectively.  The decrease of $960,000, or 38%, was primarily due to the sale of Golf Brook Apartments and Sabal Park Apartments (February 2006) and Commonwealth Business Center Phases I and II (May 2006).

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2007 was approximately $13,482,000 due to the sale of the Springs Medical Office Center and the Springs Office Building on February 12, 2007.

Gain on sale of discontinued operations for the year ended December 31, 2006 was approximately $49,950,000 due to the sale of Golf Brook Apartments and Sabal Park Apartments on February 2, 2006 and the sale of Commonwealth Business Center Phases I and II on May 18, 2006.

Gain on sale of discontinued operations for the year ended December 31, 2005 was approximately $271,000 and can be attributed to the sale of 1.92 acres of land at Outlet Mall.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments from continuing operations and from discontinued operations to make future payments as of December 31, 2007 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$357,411,216	$57,098,939	$53,968,014	$30,226,571	$216,117,692
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$357,411,216	$57,098,939	$53,968,014	$30,226,571	$216,117,692

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $57.0 million at variable rates.  We anticipated that a hypothetical 100 basis point increase in interest rates would result in an approximate $5.6 million decrease in the fair value of our fixed rate debt while increasing interest expense on our variable rate debt by approximately $570,000 annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $17.8 million, or 7%, of our outstanding debt had its interest payments converted to the interest rate swap agreement at December 31, 2007.

The fair value of the interest rate swap agreement at December 31, 2007 was approximately $386,000 and is included in Other Liabilities on our Consolidated Balance Sheet.  During the year ended December 31, 2007, we recognized a net loss of approximately $381,000 after any net payments received or made.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Realty Holdings Limited Partnership at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 21, 2008

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2007 and 2006

	2007	2006
ASSETS:
Cash and equivalents	$1,577,082	$28,250
Cash and equivalents - restricted	965,862	465,517
Accounts receivable, net of allowance for doubtful accounts of $100,028 and $346,526 at December 31, 2007 and 2006 respectively	818,430	1,216,925
Deposits	-	300,000
Land, buildings and amenities, net	320,312,690	256,605,137
Long-lived assets held for sale	38,615,919	47,585,805
Other assets	3,331,886	3,049,767

Total assets	$365,621,869	$309,251,401

LIABILITIES:
Mortgages and notes payable	$265,176,332	$218,215,006
Accounts payable and accrued expenses	4,080,205	3,864,505
Accounts payable and accrued expenses due to affiliate	640,102	756,086
Distributions payable	1,138,076	2,276,322
Security deposits	871,225	766,344
Long-lived liabilities held for sale	3,131,383	3,229,377
Other liabilities	4,714,616	2,669,055

Total liabilities	279,751,939	231,776,695

MINORITY INTEREST	9,002,023	-

COMMITMENTS AND CONTINGENCIES (NOTE 8)

PARTNERS’ EQUITY	76,867,907	77,474,706

Total liabilities and partners’ equity	$365,621,869	$309,251,401

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
REVENUE:
Rental income	$39,844,410	$31,208,488	$15,462,235
Tenant reimbursements	1,594,790	1,545,529	1,535,827

Total revenue	41,439,200	32,754,017	16,998,062

EXPENSES:
Operating expenses	9,068,352	7,174,356	4,358,896
Operating expenses reimbursed to affiliate	4,967,150	3,912,659	2,025,743
Management fees	2,005,100	1,665,786	713,540
Property taxes and insurance	5,272,547	3,981,922	2,062,066
Professional and administrative expenses	1,411,276	1,922,057	2,660,593
Professional and administrative expenses reimbursed to affiliate	1,732,160	1,577,566	1,416,818
Depreciation and amortization	16,226,404	12,652,566	4,784,473

Total operating expenses	40,682,989	32,886,912	18,022,129

OPERATING INCOME (LOSS)	756,211	(132,895)	(1,024,067)

Interest and other income	92,911	147,087	366,834
Interest expense	(13,388,598)	(10,270,345)	(4,466,670)
Loss on disposal of assets	(69,010)	(143,602)	(392,861)
Income from investment in joint venture	-	-	953,300
Minority interest	(1,211,772)	-	-

LOSS FROM CONTINUING OPERATIONS	(11,396,714)	(10,399,755)	(4,563,464)
Discontinued operations, net	1,859,928	1,564,584	2,525,077
Gain on sale of discontinued operations	13,482,291	49,950,486	270,842

NET INCOME (LOSS)	$3,945,505	$41,115,315	$(1,767,545)

Loss from continuing operations allocated to limited partners	$(10,681,225)	$(9,746,901)	$(4,276,988)
Discontinued operations, net allocated to limited partners	1,743,161	1,466,366	2,366,563
Gain on sale of discontinued operations allocated to limited partners	12,635,869	46,814,798	253,839

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$3,697,805	$38,534,263	$(1,656,586)

Loss from continuing operations per limited partnership unit	$(1.00)	$(0.92)	$(0.40)
Discontinued operations, net per limited partnership unit	0.16	0.14	0.22
Gain on sale of discontinued operations per limited partnership unit	1.19	4.39	0.02

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$0.35	$3.61	$(0.16)

Weighted average number of limited partnership interests	10,666,322	10,667,117	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$3,945,505	$41,115,315	$(1,767,545)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of discontinued operations	(13,482,291)	(49,950,486)	(270,842)
Loss on disposal of assets	114,687	246,232	661,823
Depreciation and amortization	17,841,334	15,947,736	9,358,242
Write-off of loan costs	36,868	-	113,102
Minority interest	(1,211,772)	-	-
Changes in assets and liabilities:
Cash and equivalents - restricted	(500,345)	(78,659)	(73,603)
Accounts receivable	504,606	(97,155)	(616,309)
Other assets	(769,641)	(1,204,628)	(1,307,944)
Accounts payable and accrued expenses	215,700	1,062,545	213,297
Accounts payable and accrued expenses due to affiliate	(115,984)	382,948	195,259
Security deposits	(32,669)	148,906	235,229
Other liabilities	2,191,799	1,504,311	586,747

Net cash provided by operating activities	8,737,797	9,077,065	7,327,456

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(5,841,663)	(4,671,437)	(6,841,280)
Proceeds from sale of discontinued operations	26,104,758	77,483,821	386,157
Property acquisitions	(78,352,173)	(131,111,503)	(15,975,000)
Deposits on property acquisitions	300,000	(300,000)	(2,800,000)
Investment in and note receivable from joint venture	-	-	(9,010,224)
Proceeds from investment in and note receivable from joint venture	-	-	9,010,224
Cash and equivalents - restricted	-	874,079	(874,079)
Investment in joint ventures by minority interest, net	10,213,795	-	-

Net cash used in investing activities	(47,575,283)	(57,725,040)	(26,104,202)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	86,000,000	42,500,000	42,100,000
Proceeds from revolving note payable, net	8,051,729	16,878,031	-
Principal payments on mortgages	(3,247,085)	(2,814,553)	(1,900,280)
Additional payments on mortgages payable	(43,950,000)	(7,022,103)	-
Repayment of notes payable	-	-	(14,986,826)
Additions to loan costs	(777,776)	(583,664)	(186,203)
Cash distributions	(5,690,550)	(5,690,804)	(3,414,482)

Net cash provided by financing activities	40,386,318	43,266,907	21,612,209

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,548,832	(5,381,068)	2,835,463

CASH AND EQUIVALENTS, beginning of year	28,250	5,409,318	2,573,855

CASH AND EQUIVALENTS, end of year	$1,577,082	$28,250	$5,409,318

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$-	$(33,377,982)	$-
Mortgage payable assumed in acquisition	$-	$33,377,982	$-

Interest paid	$14,786,803	$12,579,071	$7,235,589

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2007, 2006 and 2005

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Balances on January 1, 2005	714,491	10,667,117	$3,109,388	$46,420,597	$49,529,985

Termination of minority interest in Lakeshore/University II Joint Venture	-	-	(1,440)	(20,001)	(21,441)

Net loss	-	-	(110,959)	(1,656,586)	(1,767,545)

Distributions declared	-	-	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2005	714,491	10,667,117	2,639,743	39,410,452	42,050,195

Net income	-	-	2,581,052	38,534,263	41,115,315

Distributions declared	-	-	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2006	714,491	10,667,117	4,863,549	72,611,157	77,474,706

Net income	-	-	247,700	3,697,805	3,945,505

Distributions declared	-	-	(285,795)	(4,266,509)	(4,552,304)

Retirement of limited partnership interests	-	(848)	-	-	-

Balances on December 31, 2007	714,491	10,666,269	$4,825,454	$72,042,453	$76,867,907

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 - Organization

NTS Realty Holdings Limited Partnership (“NTS Realty”), is a limited partnership, organized in the state of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities.  Certain litigation as described in Note 8 - Commitments and Contingencies was settled as a result of the merger.  The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger.  The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist.  Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  As of December 31, 2007, we owned wholly or as a tenant in common with an unaffiliated third party, twenty-nine properties, comprised of eleven multifamily properties; fourteen office and business centers; three retail properties; and one ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.5 million square feet.  We own multifamily properties containing 3,222 units, retail properties containing approximately 210,000 square feet of space, and one ground lease associated with a 120-space parking lot attached to one of our properties.

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

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

We included the results of operations, financial position and cash flows of The Overlook at St. Thomas and Creek’s Edge at Stony Point in our consolidated financial statements.  The minority interest in The Overlook at St. Thomas and Creek’s Edge at Stony Point is stated separately in our consolidated financial statements.

B) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures.  SFAS 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  We adopted SFAS 157 on January 1, 2008.  The adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141 (R)”), “Business Combinations.”  SFAS 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized.  SFAS 141 (R) is effective for acquisitions starting January 1, 2009.  We do not believe SFAS 141(R) will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We do not believe SFAS 160 will have a material impact on our consolidated financial statements.

C) Properties, Joint Ventures and Tenants in Common

During 2007, 2006 and 2005 NTS Realty acquired the following properties:

Property	Location	Units	Date of Purchase
Creek’s Edge at Stony Point (1)	Richmond, Virginia	202	August 14, 2007
The Overlook at St. Thomas (2)	Louisville, Kentucky	484	March 14, 2007
Castle Creek Apartments	Indianapolis, Indiana	276	March 23, 2006
Lake Clearwater Apartments	Indianapolis, Indiana	216	March 23, 2006
The Grove at Richland	Nashville, Tennessee	292	February 3, 2006
The Grove at Whitworth	Nashville, Tennessee	301	February 3, 2006
The Grove at Swift Creek	Richmond, Virginia	240	February 3, 2006
The Lakes Apartments	Indianapolis, Indiana	230	August 26, 2005

(1)         Acquired a new mortgage of $22.75 million to purchase the property.  At December 31, 2007, we owned 51% tenant in common interest.  NTS Realty’s liability is joint and several under this mortgage.

(2)         Acquired a new mortgage of $36.0 million to purchase the property.  At December 31, 2007, we owned 60% tenant in common interest.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

In September 2005, we entered into a joint venture agreement investment with an unaffiliated third-party investor to acquire an approximately $16.0 million mortgage secured by real property and improvements.  In December 2005, the joint venture liquidated and we received approximately $953,000 in joint venture income.

D) Tax Status

We and all of our predecessors are or were treated as partnerships or pass-through entities for federal income tax purposes with the exception of one property in NTS Private Group, which was owned by an individual.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units or individual owner for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2007	2006
Net income	$3,945,505	$41,115,315
Items handled differently for tax purposes:
Depreciation and amortization	1,425,226	2,352,860
Prepaid rent and other capitalized costs	323,566	297,741
Loss on disposal of assets	(124,901)	(143,091)
Deferred gain on 1031 exchange properties	(14,760,041)	(51,061,664)
Acquisition costs	(158,025)	(154,822)
Other	629,259	301,720

Taxable (loss)	$(8,719,411)	$(7,291,941)

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

F) Reclassifications of 2006 and 2005 Financial Statements

Certain reclassifications have been made to the December 31, 2006 and 2005 financial statements to conform with December 31, 2007 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investment with initial maturities of three months or less when purchased.  We have a cash management program, which provides for the overnight investment of excess cash balances.  Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

H) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less when purchased which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

I) Deposits

We have included our earnest money deposits separately on our balance sheet pending the closing of certain property acquisitions.

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $243,576,000 at December 31, 2007.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005
NTS Realty	$15,768,102	$11,885,835	$3,870,741

	$15,768,102	$11,885,835	$3,870,741

Depreciation expense included in discontinued operations was $645,780, $2,127,746 and $3,130,463 for the years ended December 31, 2007, 2006 and 2005, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2007, 2006, and 2005, did not result in an impairment loss.

K) Accounts Payable Due to Affiliate

Accounts payable due to affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our management agreement.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was $685,232, $995,231 and $1,232,193 at December 31, 2007, 2006 and 2005, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

M) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2007, 2006, and 2005.

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

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily, commercial, retail properties and a land lease in Louisville and Lexington, Kentucky, Fort Lauderdale, Florida, Indianapolis, Indiana, Nashville, Tennessee, Richmond, Virginia, and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $100,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Land, Buildings and Amenities

NTS Realty

The following schedule provides an analysis of our investment in property held for lease as of December 31:

	2007	2006
Land and improvements	$76,995,464	$59,929,749
Buildings and improvements	252,061,589	197,269,928
Amenities	22,494,570	15,011,022

Less accumulated depreciation	(31,238,933)	(15,605,562)

	$320,312,690	$256,605,137

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2007	2006
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $44,998,788	$28,238,625	$28,907,648

Mortgage payable to a bank for $24.0 million with monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.8%, currently 7.03%, due June 1, 2009, secured by certain land and buildings, with a carrying value of $16,243,949 and a $1.9 million letter of credit. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	17,818,000	13,494,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $153,549,958	72,141,872	73,178,299

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $153,549,958	32,511,394	32,994,574

Revolving note payable to a bank for $28.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 6.38%, due March 31, 2008	24,929,760	16,878,031

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,739,058	2,524,433	2,626,870

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,214,157	2,510,076	2,723,982

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.375%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,624,244 (1)	2,610,501	2,717,182

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $13,783,164	11,758,589	11,933,706

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 6.60%, maturing July 1, 2008, secured by certain land and buildings, with a carrying value of $16,524,769	14,277,897	35,477,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $43,670,871	35,715,686	—

Mortgage payable to a bank in monthly installments of principal and interest at 5.99%, maturing October 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $31,657,218	22,750,000	—

	$267,786,833	$220,932,189

(1) Our mortgage payable has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2007 was approximately $254,129,000.

Our availability on the revolving note payable was approximately $3.0 million at December 31, 2007.

On February 13, 2007, we paid down $21.2 million on the mortgage payable to a bank, maturing July 1, 2008, in connection with the sale of Springs Medical Office Center and Springs Office Center.  We are currently seeking an extension of maturity on our revolving note payable due March 31, 2008.

Interest paid for the twelve months ended December 31, 2007 and 2006 was approximately $14,787,000 and $12,579,000, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2007.  We intend to renew or refinance our mortgages and note payable coming due in the next twelve months.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $17.8 million, or 7%, of our outstanding debt had its interest payments converted to the interest rate swap agreement at December 31, 2007.

The fair value of the interest rate swap agreement at December 31, 2007 was approximately $386,000 and is included in Other Liabilities on our Consolidated Balance Sheet.  During the year ended December 31, 2007, we recognized a net loss of approximately $381,000 after any net payments received or made.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2008	$42,612,188
2009	21,462,357
2010	8,513,452
2011	4,085,503
2012	4,322,715
Thereafter	186,790,618

$267,786,833

Note 6 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2007:

For the Years Ended December 31,	Amount
2008	$4,815,196
2009	4,359,520
2010	3,231,936
2011	2,333,938
2012	1,646,239
Thereafter	1,849,888

$18,236,717

Note 7 - Related Party Transactions

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

Employee costs are allocated amongst NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2007, 2006 and 2005.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2007	2006	2005

Property management fees	$2,457,040	$2,276,785	$1,670,460

Operating expenses reimbursement – Property	3,793,434	3,385,953	2,535,348
Operating expenses reimbursement – Multifamily Leasing	496,679	396,381	213,894
Operating expenses reimbursement – Administrative	1,459,247	1,475,141	1,179,996
Operating expenses reimbursement – Other	111,951	104,837	92,705

Total operating expenses reimburses to affiliate	5,861,311	5,362,312	4,021,943

Professional and administrative expenses reimburses to affiliate	1,732,160	1,577,566	1,416,818

Related party transactions capitalized	638,894	739,782	-

Total related party transactions	$10,689,405	$9,956,445	$7,109,221

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the year ended December 31, 2007, 2006 and 2005, we were charged approximately $79,000, $66,000 and $64,000, respectively for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot.  We received rental payments of approximately $295,000 from NTS Development Company during each of the years ended December 31, 2007, 2006 and 2005.  The average per square foot rental rate for similar space in NTS Center as of December 31, 2007, 2006 and 2005 was $13.80, $13.85 and $14.14 per square foot, respectively.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot.  We received rental payments of approximately $3,700 and $8,800 from NTS Development Company during the years ended December 31, 2006 and 2005.  Commonwealth Business Center Phase I was sold on May 18, 2006.

Pursuant to our management agreement, NTS Development Company received a disposition fee equal to 2%, or $303,000, of the sale price of Springs Medical Office Center and 2%, or $275,000, of the sale price of Springs Office Center during the twelve months ended December 31, 2007.  NTS Development Company received a disposition fee equal to 1%, or $715,000, of the sale price of Golf Brook Apartments and Sabal Park Apartments and a disposition fee equal to 3%, or $213,000, of the sale price of Commonwealth Business Center Phases I and II during the twelve months ended December 31, 2006.  These disposition fees are included in our gain on sale of discontinued operations on our consolidated statements of operations.

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

Note 9 - Segment Reporting

Our reportable operating segments include - Multifamily, Commercial, Retail and Land Real Estate Operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income or loss.  Expenses at the Partnership level are represented in the partnership column.

	Year Ended December 31, 2007
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$34,624,722	$4,199,185	$1,363,887	$-	$(343,384)	$39,844,410
Tenant reimbursements	-	1,516,777	78,013	-	-	1,594,790

Total revenue	34,624,722	5,715,962	1,441,900	-	(343,384)	41,439,200

Operating expenses and operating expenses reimbursed to affiliate	11,990,438	1,897,403	147,661	-	-	14,035,502
Management fees	1,647,241	287,094	70,765	-	-	2,005,100
Property taxes and insurance	4,281,046	800,939	55,553	-	135,009	5,272,547
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	3,143,436	3,143,436
Depreciation and amortization	14,392,763	1,562,435	271,206	-	-	16,226,404

Total operating expenses	32,311,488	4,547,871	545,185	-	3,278,445	40,682,989

Operating income (loss)	2,313,234	1,168,091	896,715	-	(3,621,829)	756,211

Interest and other income	73,852	2,175	7	-	16,877	92,911
Interest expense	(10,786,664)	(1,360,103)	(442,013)	-	(799,818)	(13,388,598)
Loss on disposal of assets	(12,917)	(56,093)	-	-	-	(69,010)
Minority interest	(1,211,772)	-	-	-	-	(1,211,772)

(Loss) income from continuing operations	(7,200,723)	(245,930)	454,709	-	(4,404,770)	(11,396,714)
Discontinued operations, net	-	1,829,428	-	30,500	-	1,859,928
Gain on sale of discontinued operations	-	13,482,291	-	-	-	13,482,291

Net (loss) income	$(7,200,723)	$15,065,789	$454,709	$30,500	$(4,404,770)	$3,945,505

Land, buildings and amenities, net	$287,659,998	$25,222,371	$7,430,321	$-	$-	$320,312,690

Expenditures for land, buildings and amenities	$78,575,857	$5,257,167	$-	$-	$-	$83,833,024

Segment liabilities from continuing operations, net	$75,300,329	$4,951,612	$2,633,487	$151	$193,734,977	$276,620,556
Segment liabilities from discontinued operations, net	-	3,131,383	-	-	-	3,131,383

Segment liabilities	$75,300,329	$8,082,995	$2,633,487	$151	$193,734,977	$279,751,939

	Year Ended December 31, 2006
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$25,939,491	$4,224,874	$1,354,527	$-	$(310,404)	$31,208,488
Tenant reimbursements	-	1,468,224	77,305	-	-	1,545,529

Total revenue	25,939,491	5,693,098	1,431,832	-	(310,404)	32,754,017

Operating expenses and operating expenses reimbursed to affiliate	8,988,419	1,954,172	144,424	-	-	11,087,015
Management fees	1,314,282	279,086	72,418	-	-	1,665,786
Property taxes and insurance	3,031,176	778,313	40,969	-	131,464	3,981,922
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	3,499,623	3,499,623
Depreciation and amortization	10,749,444	1,619,395	283,727	-	-	12,652,566

Total operating expenses	24,083,321	4,630,966	541,538	-	3,631,087	32,886,912

Operating income (loss)	1,856,170	1,062,132	890,294	-	(3,941,491)	(132,895)

Interest and other income	31,513	52,535	8,303	-	54,736	147,087
Interest expense	(7,853,071)	(1,034,881)	(391,073)	-	(991,320)	(10,270,345)
Loss on disposal of assets	(82,145)	(61,457)	-	-	-	(143,602)

(Loss) income from continuing operations	(6,047,533)	18,329	507,524	-	(4,878,075)	(10,399,755)
Discontinued operations, net	9,767	1,525,863	-	28,954	-	1,564,584
Gain on sale of discontinued operations	48,271,343	1,679,143	-	-	-	49,950,486

Net income (loss)	$42,233,577	$3,223,335	$507,524	$28,954	$(4,878,075)	$41,115,315

Land, buildings and amenities, net	$223,109,517	$25,803,530	$7,692,090	$-	$-	$256,605,137

Expenditures for land, buildings and amenities	$167,284,412	$4,070,047	$-	$-	$-	$171,354,459

Segment liabilities from continuing operations, net	$15,787,554	$5,101,200	$2,741,026	$151	$204,917,387	$228,547,318
Segment liabilities from discontinued operations, net	-	3,229,377	-	-	-	3,229,377

Segment liabilities	$15,787,554	$8,330,577	$2,741,026	$151	$204,917,387	$231,776,695

	Year Ended December 31, 2005
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$9,920,850	$4,489,800	$1,368,658	$-	$(317,073)	$15,462,235
Tenant reimbursements	-	1,460,451	75,376	-	-	1,535,827

Total revenue	9,920,850	5,950,251	1,444,034	-	(317,073)	16,998,062

Operating expenses and operating expenses reimbursed to affiliate	4,205,062	2,067,592	111,985	-	-	6,384,639
Management fees	492,428	171,493	49,619	-	-	713,540
Property taxes and insurance	1,016,390	824,748	38,088	-	182,840	2,062,066
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	4,077,411	4,077,411
Depreciation and amortization	2,754,807	1,747,293	282,373	-	-	4,784,473

Total operating expenses	8,468,687	4,811,126	482,065	-	4,260,251	18,022,129

Operating income (loss)	1,452,163	1,139,125	961,969	-	(4,577,324)	(1,024,067)

Interest and other income	8,043	5,962	89	-	352,740	366,834
Interest expense	(2,054,790)	(814,454)	(387,299)	-	(1,210,127)	(4,466,670)
Loss on disposal of assets	(152,906)	(50,404)	(189,551)	-	-	(392,861)
Income from investment in joint venture	-	-	-	-	953,300	953,300

(Loss) income from continuing operations	(747,490)	280,229	385,208	-	(4,481,411)	(4,563,464)
Discontinued operations, net	745,238	1,748,446	-	31,393	-	2,525,077
Gain on sale of discontinued operations	-	-	270,842	-	-	270,842

Net (loss) income	$(2,252)	$2,028,675	$656,050	$31,393	$(4,481,411)	$(1,767,545)

Land, buildings and amenities, net	$66,005,519	$26,028,112	$7,953,858	$-	$-	$99,987,489

Expenditures for land, buildings and amenities	$17,118,247	$5,240,384	$306,531	$-	$-	$22,665,162

Segment liabilities from continuing operations, net	$13,655,656	$4,544,270	$2,775,046	$-	$121,026,586	$142,001,558
Segment liabilities from discontinued operations, net	222,574	3,534,496	-	-	-	3,757,070

Segment liabilities	$13,878,230	$8,078,766	$2,775,046	$-	$121,026,586	$145,758,628

Note 10 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2007	March 31	June 30	September 30	December 31

Total revenues	$9,142,700	$10,284,809	$10,851,286	$11,160,405
Operating income (loss)	473,524	(488,184)	298,422	472,449
Discontinued operations, net	98,250	277,749	671,808	812,121
Loss from continuing operations allocated to limited partners	(2,098,952)	(3,135,482)	(2,469,091)	(2,977,696)
Discontinued operations, net allocated to limited partners	92,082	260,312	629,931	761,136
Gain on sale of discontinued operations allocated to limited partners	12,635,881	-	-	-
Loss from continuing operations per limited partnership unit	(0.20)	(0.29)	(0.23)	(0.28)
Discontinued operations, net per limited partnership unit	0.01	0.02	0.06	0.07
Gain on sale of discontinued operations per limited partnership unit	1.19	-	-	-

	For the Quarters Ended
2006	March 31	June 30	September 30	December 31

Total revenues	$6,418,856	$8,779,858	$8,789,766	$8,765,537
Operating income (loss)	192,636	75,318	(538,600)	137,751
Discontinued operations, net	418,691	325,499	319,425	500,969
Loss from continuing operations allocated to limited partners	(1,506,874)	(2,610,237)	(3,203,296)	(2,426,494)
Discontinued operations, net allocated to limited partners	392,408	305,065	299,373	469,520
Gain on sale of discontinued operations allocated to limited partners	45,241,065	1,573,733	-	-
Loss from continuing operations per limited partnership unit	(0.15)	(0.24)	(0.30)	(0.23)
Discontinued operations, net per limited partnership unit	0.03	0.03	0.03	0.05
Gain on sale of discontinued operations per limited partnership unit	4.24	0.15	-	-

Note 11 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2007, 2006 and 2005, we had property acquisitions summarized as follows:

Property - Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Lakes Apartments	Indianapolis, IN	230	100%	August 26, 2005	$15,975,000
Castle Creek Apartments	Indianapolis, IN	276	100%	March 23, 2006	27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March 23, 2006	23,000,001
The Grove at Richland Apartments	Nashville, TN	292	100%	February 3, 2006	45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February 3, 2006	27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February 3, 2006	44,254,500
The Overlook at St. Thomas (1)	Louisville, KY	484	60%	March 14, 2007	46,000,000
Creek’s Edge at Stony Point (2)	Richmond, VA	202	51%	August 14, 2007	32,300,000

(1)          Acquired a new mortgage of $36.0 million to purchase the property.  At December 31, 2007, we owned 60% tenant in common interest.  NTS Realty’s liability under this mortgage is limited to its ownership percentage.

(2)          Acquired a new mortgage of $22.75 million to purchase the property.  At December 31, 2007, we owned 51% tenant in common interest.  NTS Realty’s liability is joint and several under this mortgage.

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

Presented below is proforma condensed unaudited operating results for the years ended December 31, 2007 and 2006 as if our acquisitions were completed on January 1, 2007 and 2006, respectively.

	(Unaudited)
	Years Ended December 31,
	2007	2006
Total revenues	$43,492,022	$38,320,705
Total operating expenses	43,400,288	39,417,402
Operating income (loss)	91,734	(1,096,697)

Interest and other income	92,911	147,087
Interest expense	(15,064,224)	(14,366,276)
Loss of disposal of assets	(69,010)	(143,602)
Minority interest	(2,210,453)	(2,130,623)

Loss from continuing operations	(12,738,136)	(13,328,865)
Discontinued operations, net	1,859,928	1,564,584
Gain on sale of discontinued operations	13,482,291	49,950,486

Net income	$2,604,083	$38,186,205

Net income allocated to limited partners	$2,440,599	$35,789,031

Loss from continuing operations per limited partnership unit	$(1.11)	$(1.18)
Discontinued operations, net per limited partnership unit	0.16	0.14
Gain on sale of discontinued operations per limited partnership unit	1.19	4.39

Net income per limited partnership unit	$0.24	$3.35

Weighted average number of limited partnership interests	10,666,322	10,667,117

Dispositions

During the years ended December 31, 2007, 2006 and 2005 we made the following property dispositions:

Property	Our Ownership	Date	Sale Price
Golf Brook Apartments (1)	100%	February 2, 2006	$43,153,500
Sabal Park Apartments (2)	100%	February 2, 2006	$28,350,000
Commonwealth Business Center Phase I (3)	100%	May 18, 2006	$4,331,000
Commonwealth Business Center Phase II (4)	100%	May 18, 2006	$2,769,000
Springs Medical Office Center (5) (7)	100%	February 12, 2007	$15,150,000
Springs Office Center (6) (7)	100%	February 12, 2007	$13,750,000

(1)          Gain of approximately $28.7 million.

(2)          Gain of approximately $19.6 million.

(3)          Gain of approximately $1.1 million.

(4)          Gain of approximately $600,000.

(5)          Gain of approximately $8.8 million.

(6)          Gain of approximately $4.6 million.

(7)          We used proceeds from this disposition transaction, intended to qualify as a Section 1031 like kind exchange, to make additional principal payments of $10.6 million on a mortgage payable to a bank and to acquire a 60% tenant in common interest in The Overlook at St. Thomas.

On June 12, 2007, the board of directors of NTS Realty Capital, Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at December 31, 2007 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  Pursuant to the agreement, we will receive $66.5 million in proceeds upon the completion of the transaction.  We intend to use the sale proceeds to repay outstanding debt on the properties and to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

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

We were unable to use approximately $1.3 million of the proceeds from the sale of Springs Medical Office Center and Springs Office Center in the purchase of The Overlook at St. Thomas.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use all of these fund’s in a “like-kind exchange.”  The consequences include the recognition of gain on the transaction and related tax attributes.

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

The assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2007 and December 31, 2006.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
REVENUE:
Rental income	$8,488,662	$11,815,723	$17,639,781
Tenant reimbursements	434,281	651,371	660,630

Total revenue	8,922,943	12,467,094	18,300,411

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	2,760,464	3,990,686	5,992,746
Management fees	451,939	611,000	956,920
Property taxes and insurance	678,630	887,050	1,373,604
Depreciation and amortization	716,927	2,355,505	3,821,199

Total operating expenses	4,607,960	7,844,241	12,144,469

DISCONTINUED OPERATING INCOME	4,314,983	4,622,853	6,155,942

Interest and other income	52,340	25,015	81,072
Interest expense	(2,461,718)	(2,980,654)	(3,442,975)
Loss on disposal of assets	(45,677)	(102,630)	(268,962)

DISCONTINUED OPERATIONS, NET	$1,859,928	$1,564,584	$2,525,077

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.  One property in the Office Portfolio is subject to a stand alone mortgage, which has been included in our long-lived liabilities held for sale.

Note 12 –Deferred Compensation Plans

Officers Plan

On December 6, 2006, our managing general partner, NTS Realty Capital, established the NTS Realty Capital Officer Deferred Compensation Plan (the “Officer Plan”).  The Officer Plan permits each eligible officer (“Participant”) to receive an annual equity bonus of our phantom units, as approved by the Board of Directors, on a deferred basis.  To be eligible, each Participant must be a designated officer on January 1 and December 1 of any year in which the Plan is in effect.   The Officer Plan is unfunded and unsecured.  Amounts deferred by individual officers are an obligation of NTS Realty.

Participants may elect to defer the receipt of the annual equity bonus under this plan, or receive the bonus in the year that it is earned.  Participants may elect to defer receipt until their death, disability, separation of service, or a date specified by the Participant.

An account is maintained for each Participant in the Officer Plan, with a balance equivalent to a phantom investment in NTS Realty Units.  A Participant’s interest in an account is valued by multiplying the number of phantom units credited by the fair market value of NTS Realty units at the respective date.  Participants are 100% vested at all times in the value of the account.  All Participants will be paid based on the value of their account.

During December 2006, each Participant elected to defer receipt of the annual equity bonus.  Therefore, each Participant’s account was credited with 1,000 phantom units, as approved by the Board of Directors.  We recognized compensation expense of approximately $59,000, the fair market value of 8,000 of our units, and recorded the obligation in “Other Liabilities.”  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

During the year ended December 31, 2007, each Participant elected to defer receipt of the annual equity bonus.  Therefore, each Participant’s account was credited with 350 phantom units, as approved by the Board of Directors.  As of December 31, 2007, we recognized compensation expense of approximately $54,500, the fair market value of 10,800 of our units, and recorded the obligation in “Other Liabilities.”  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Directors Plan

On November 7, 2006, NTS Realty Capital, established the NTS Realty Capital Directors Deferred Compensation Plan (the “Director Plan”).  The Director Plan permits each eligible member of NTS Realty’s Board of Directors to receive an annual equity bonus of our phantom units, as approved by the Board of Directors, on a deferred basis.  To be eligible, each Participant must be considered to be “independent” under the standards promulgated from time to time by the American Stock Exchange.  The Director Plan is unfunded and unsecured.  Amounts deferred by individual directors are an obligation of NTS Realty.

Participants may elect to defer under the Director Plan some or all of his Annual Retainer.  Participants may elect to defer receipt until their death, disability, separation of service, or a date specified by the Participant.

An account is maintained for each Participant in the Director Plan, with a balance equivalent to a phantom investment in NTS Realty units.  A Participant’s interest in an account is valued by multiplying the number of phantom units credited by the fair market value of NTS Realty units at the respective date.  Participants are 100% vested at all times in the value of the account.  All Participants will be paid based on the value of their account.

During 2006, no obligation was recorded as a liability because no units were issued in connection with this plan.

During the year ended December 31, 2007, each Participant elected to defer receipt of some or all, of his annual retainer.  Therefore, each Participant’s account was credited with 2,390 phantom units.  As of December 31, 2007, we recognized compensation expense of approximately $36,200, the fair market value of 7,170 of our units, and recorded the obligation in “Other Liabilities.”  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2007, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T) - CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 29, 2008.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from Ernst & Young LLP dated March 21, 2008, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Schedule III-Real Estate and Accumulated Depreciation	63-64

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

Exhibit No.
10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Filed herewith

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2007

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Year Constructed
Commercial
Anthem Office Center (13)	$-	$760,037	$3,339,521	$-	$2,647,174	$760,037	$5,986,695	$6,746,732	$316,162	1995
Atrium (3) (13)	-	1,032,711	1,839,129	-	396,760	1,032,711	2,235,889	3,268,600	610,541	1984
BBC I (3) (13)	-	1,894,684	3,698,920	(66,143)	4,030,114	1,828,541	7,729,034	9,557,575	472,207	1988
BBC II (3) (13)	-	543,639	2,025,969	5,616	1,265,068	549,255	3,291,037	3,840,292	288,729	1988
Clarke American (4)	2,510,076	521,736	2,165,877	-	-	521,736	2,165,877	2,687,613	473,456	2000
Lakeshore I (5)	-	2,128,882	3,661,323	-	1,043,577	2,128,882	4,704,900	6,833,782	1,111,241	1986
Lakeshore II (5)	-	3,171,812	3,772,955	4,200	357,991	3,176,012	4,130,946	7,306,958	922,815	1989
Lakeshore III (5)	-	1,264,136	3,252,297	-	168,589	1,264,136	3,420,886	4,685,022	547,755	2000
NTS Center (13)	-	1,074,010	2,977,364	1,029	731,080	1,075,039	3,708,444	4,783,483	572,491	1977
Peachtree	-	1,417,444	3,459,185	-	376,393	1,417,444	3,835,578	5,253,022	1,071,591	1979
Plainview Center (13)	-	753,160	3,414,356	-	821,395	753,160	4,235,751	4,988,911	781,531	1983
Plainview Point I & II (13)	-	447,129	1,993,392	-	85,204	447,129	2,078,596	2,525,725	388,438	1983
Plainview Point III (6) (13)	2,610,501	681,927	2,139,793	-	247,690	681,927	2,387,483	3,069,410	445,166	1987
Sears	-	925,539	1,390,215	-	501,055	925,539	1,891,270	2,816,809	233,976	1987
Springs Medical I (13)	-	1,221,864	3,438,614	(1,221,864)	(3,438,614)	-	-	-	-	1988
Springs Office (13)	-	2,667,040	5,660,709	(2,667,040)	(5,660,709)	-	-	-	-	1990

Multifamily
Castle Creek (7)	-	3,262,814	23,538,500	15,201	36,082	3,278,015	23,574,582	26,852,597	2,572,816	1999
Creek’s Edge at Stony Point (8)	22,750,000	8,223,692	24,078,582	-	-	8,223,692	24,078,582	32,302,274	645,056	2006
Lake Clearwater (7)	-	2,778,541	20,064,789	4,343	29,124	2,782,884	20,093,913	22,876,797	2,157,790	1999
Park Place (9)	-	5,181,523	21,082,463	80,596	498,041	5,262,119	21,580,504	26,842,623	2,730,489	1987
The Grove at Richland (9)	-	11,372,241	34,321,460	5,858	70,046	11,378,099	34,391,506	45,769,605	4,171,473	1998
The Grove at Swift Creek (9)	-	5,524,124	21,626,475	-	22,965	5,524,124	21,649,440	27,173,564	3,072,965	2000
The Grove at Whitworth (9)	-	11,973,900	32,220,180	-	62,043	11,973,900	32,282,223	44,256,123	4,073,581	1994
The Lakes (10)	11,758,589	2,636,790	13,187,093	51,948	152,817	2,688,738	13,339,910	16,028,648	2,245,483	1992
The Overlook at St. Thomas (11)	35,715,686	8,738,832	36,950,253	-	23,569	8,738,832	36,973,822	45,712,654	2,041,783	1991

The Willows (9)	-	3,015,448	10,947,277	39,643	558,760	3,055,091	11,506,037	14,561,128	1,279,290	1985
Willow Lake (9)	-	2,555,062	8,368,028	45,283	423,820	2,600,345	8,791,848	11,392,193	1,117,481	1985

Retail
Bed, Bath & Beyond (12)	2,524,433	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	286,054	1999
Outlet Mall	-	1,008,618	2,763,070	(115,064)	110,823	893,554	2,873,893	3,767,447	305,966	1983
Springs Station (3)	-	427,465	978,891	-	1,297	427,465	980,188	1,407,653	177,871	2001

Land
ITT Parking Lot (13)	-	161,529	-	-	-	161,529	-	161,529	6,518	N/A

Nonsegment
NTS Realty Holdings Limited Partnership (3) (5) (7) (9)	189,917,548	-	-	-	-	-	-	-	-	N/A

	$267,786,833	$88,101,189	$300,646,932	$(3,816,394)	$5,562,154	$84,284,795	$306,209,086	$390,493,881	$35,120,715

(1)	Aggregate cost of real estate for tax purposes is approximately $243,576,000.
(2)

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)	$14,277,897 mortgage held by a bank secured by Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II and Springs Station.
(4)	Mortgage held by an insurance company secured by certain land and a building.
(5)	$17,818,000 mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.
(6)	Mortgage held by a bank secured by certain land and a building.
(7)	$28,238,625 mortgage held by an insurance company secured by Castle Creek and Lake Clearwater.
(8)	Mortgage held by an insurance company secured by certain land, buildings and amenities.
(9)

$72,141,872 and $32,511,394 mortgages held by an insurance company secured by Park Place Apartments, The Grove at Richland, The Grove at Swift Creek, The Grove at Whitworth, The Willows of Plainview and Willow Lake.

(10)	Mortgage held by FHLMC secured by certain land, buildings and amenities.
(11)	Mortgage held by a bank secured by certain land, building and amenities.
(12)	Mortgage held by an insurance company secured by certain land, buildings and amenities.
(13)	These properties are included in assets held for sale on the Balance Sheets and discontinued operations on the Statements of Operations.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Real Estate	Accumulated Depreciation

Balances on January 1, 2005	$156,243,048	$-

Additions during period:
Acquisitions	15,823,882	-
Improvements	6,841,280	-
Depreciation	-	7,001,205

Deductions during period:
Retirements	(812,549)	(35,412)

Balances on December 31, 2005	178,095,661	6,965,793

Additions during period:
Acquisitions	166,683,023	-
Improvements	4,671,436	-
Depreciation	-	14,013,581

Deductions during period:
Retirements	(28,797,809)	(1,018,243)

Balances on December 31, 2006	320,652,311	19,961,131

Additions during period:
Acquisitions	77,991,359	-
Improvements	5,841,664	-
Depreciation (1)	-	16,413,882

Deductions during period:
Retirements	(13,991,453)	(1,254,298)

Balances on December 31, 2007	$390,493,881	$35,120,715

(1)          The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
Its: President and Chief Executive Officer
Date: March 25, 2008

	By:	/s/ Gregory A. Wells
Gregory A. Wells
Its: Chief Financial Officer
Date: March 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
Its: Chairman of the Board
Date: March 25, 2008

By:	/s/ Brian F. Lavin
Brian F. Lavin
Its: Director
Date: March 25, 2008

By:	/s/ Mark D. Anderson
Mark D. Anderson
Its: Director
Date: March 25, 2008

By:	/s/ John Daly
John Daly
Its: Director
Date: March 25, 2008

By:	/s/ John S. Lenihan
John S. Lenihan
Its: Director
Date: March 25, 2008