Form 10-Q
period 2008-03-31
NTS REALTY HOLDINGS LP
filed 2008-05-08
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 6, 2008, there were 11,380,760 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this quarterly report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred.  For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur.  If these events do not occur, the result, which we expected, also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties.  Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 25, 2008.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$2,428,983	$1,577,082
Cash and equivalents - restricted	1,084,679	965,862
Accounts receivable, net of allowance for doubtful accounts of $115,470 at March 31, 2008 and $100,028 at December 31, 2007	783,527	818,430
Land, buildings and amenities, net	317,074,257	320,312,690
Long-lived assets held for sale	38,881,492	38,615,919
Other assets	3,129,179	3,331,886

Total assets	$363,382,117	$365,621,869

LIABILITIES:
Mortgages and notes payable	$265,615,702	$265,176,332
Accounts payable and accrued expenses	3,120,770	4,080,205
Accounts payable and accrued expenses due to affiliate	409,191	640,102
Distributions payable	1,138,076	1,138,076
Security deposits	873,373	871,225
Long-lived liabilities held for sale	3,830,630	3,131,383
Other liabilities	5,727,648	4,714,616

Total liabilities	280,715,390	279,751,939

MINORITY INTEREST	8,502,455	9,002,023

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	74,164,272	76,867,907

Total liabilities and partners’ equity	$363,382,117	$365,621,869

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of March 31, 2008

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	—	—	2,694,543	40,225,451	42,919,994
Net loss current year	—	—	(98,287)	(1,467,272)	(1,565,559)
Cash distributions declared to date	—	—	(1,071,790)	(16,000,198)	(17,071,988)
Retirement of limited partnership interests to date	—	(848)	—	—	—

Balances on March 31, 2008	714,491	10,666,269	$4,655,847	$69,508,425	$74,164,272

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE:
Rental income	$11,011,869	$8,739,062
Tenant reimbursements	377,144	403,638

Total revenue	11,389,013	9,142,700

EXPENSES:
Operating expenses	1,998,561	1,783,347
Operating expenses reimbursed to affiliate	1,270,478	1,108,167
Management fees	546,256	458,034
Property taxes and insurance	1,348,186	1,086,054
Professional and administrative expenses	299,867	326,068
Professional and administrative expenses reimbursed to affiliate.	438,822	507,109
Depreciation and amortization	4,565,366	3,400,397

Total operating expenses	10,467,536	8,669,176

OPERATING INCOME	921,477	473,524

Interest and other income	10,348	48,630
Interest expense	(3,679,574)	(2,752,933)
Loss on disposal of assets	(53,193)	(16,239)
Minority interest	(499,568)	(7,468)

LOSS FROM CONTINUING OPERATIONS	(2,301,374)	(2,239,550)
Discontinued operations, net	735,815	98,247
Gain on sale of discontinued operations	—	13,482,291

NET (LOSS) INCOME	$(1,565,559)	$11,340,988

Loss from continuing operations allocated to limited partners	$(2,156,892)	$(2,098,952)
Discontinued operations, net allocated to limited partners	689,620	92,079
Gain on sale of discontinued operations allocated to limited partners	—	12,635,880

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(1,467,272)	$10,629,007

Loss from continuing operations per limited partnership unit	$(0.20)	$(0.20)
Discontinued operations, net per limited partnership unit	0.06	0.01
Gain on sale of discontinued operations per limited partnership unit	—	1.19

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.14)	$1.00

Weighted average number of limited partnership interests	10,666,269	10,666,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,565,559)	$11,340,988
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from sale of discontinued assets	—	(13,482,291)
Loss on disposal of assets	53,193	56,792
Depreciation and amortization	4,748,838	3,933,423
Minority interest	(499,568)	(7,468)
Changes in assets and liabilities:
Cash and equivalents - restricted	(118,817)	(1,483,225)
Accounts receivable	8,137	510,989
Other assets	(109,881)	516,350
Accounts payable and accrued expenses	(959,435)	(1,087,164)
Accounts payable and accrued expenses due to affiliate	(230,911)	(335,768)
Security deposits	47	(55,998)
Other liabilities	1,742,471	2,019,153

Net cash provided by operating activities	3,068,515	1,925,781

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,470,447)	(1,172,284)
Proceeds from sale of discontinued operations	—	26,102,758
Investment in joint venture by minority interest, net	—	4,575,173
Acquisitions	—	(45,944,506)
Deposits on property acquisitions	—	300,000

Net cash used in investing activities	(1,470,447)	(16,138,859)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	6,182,000	36,000,000
Revolving note payable, net	(4,934,927)	2,813,115
Principal payments on mortgages payable	(835,794)	(749,245)
Additional payments on mortgage payable	—	(21,200,000)
Additions to loan costs	(19,370)	(261,788)
Cash distributions.	(1,138,076)	(2,276,322)

Net cash (used in) provided by financing activities	(746,167)	14,325,760

NET INCREASE IN CASH AND EQUIVALENTS	851,901	112,682

CASH AND EQUIVALENTS, beginning of period	1,577,082	28,250

CASH AND EQUIVALENTS, end of period	$2,428,983	$140,932

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2007 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2008.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate and land leases.  At March 31, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 29 properties, comprised of 11 multifamily properties, 14 office and business centers, three retail properties and one ground lease.  The properties are located in and around Louisville (16) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 1.3 million square feet.  We own multifamily properties containing approximately 3,222 units and retail properties containing approximately 210,000 square feet of space, as well as one ground lease associated with a 120-space parking lot attached to one of our properties.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 16, 2008.

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

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS No. 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of SFAS No. 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of 2009.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 are approximately as follows:

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$707,000	$—	$707,000	$—

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

Certain reclassifications have been made to the prior period financial statements to conform to the March 31, 2008 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

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

On March 14, 2007, we completed the purchase of The Overlook, a multifamily property located in Louisville, Kentucky, with an unaffiliated co-owner.   On August 14, 2007, we completed the purchase of Creek’s Edge at Stony Point, a multifamily property located in Richmond, Virginia, with an unaffiliated co-owner.

During the three months ended March 31, 2008, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2008, we did not dispose of any properties.

Discontinued Operations and Long Lived Assets and Liabilities Held for Sale

On June 12, 2007, the board of directors of NTS Realty Capital, Inc., our managing general partner, authorized the sale of Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  These properties have been classified as held for sale on our balance sheet and discontinued operations on our statements of operations at March 31, 2008 and all comparative dates and periods presented.

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  On February 1, 2008, we announced that we entered into an amended agreement to sell the Office Portfolio.  The amended agreement removed NTS Center from the Office Portfolio.

On May 1, 2008, we completed the sale of the Office Portfolio to Ascent Properties, LLC, an unaffiliated Kentucky limited liability company.  We received approximately $56.0 million in connection with the sale. We intend to use the net sale proceeds after repayment of debt on the properties to purchase properties in a manner that would qualify as a tax deferred exchange under Section 1031 of the Internal Revenue Code.

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

The assets and liabilities held for sale have been separately identified on our balance sheets at March 31, 2008 and December 31, 2007.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three months ended March 31, 2008 and 2007.

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
REVENUE:
Rental income	$2,143,769	$2,134,296
Tenant reimbursements	166,654	119,344

Total revenue	2,310,423	2,253,640

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	723,354	821,260
Management fees	111,861	121,249
Property taxes and insurance	164,637	178,150
Depreciation and amortization	—	321,583

Total operating expenses	999,852	1,442,242

DISCONTINUED OPERATING INCOME	1,310,571	811,398

Interest and other income	5,889	13,498
Interest expense	(580,645)	(686,096)
Loss on disposal of assets	—	(40,553)

Discontinued operations, net	$735,815	$98,247

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale include the accrued property tax liabilities and security deposit liabilities for the properties being sold.  One property being sold in the Office Portfolio is subject to a stand-alone mortgage, which has been included in our long-lived liabilities held for sale.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended March 31, 2008 and 2007 was approximately $4,447,000 and $3,267,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three months ended March 31, 2008 and 2007 did not result in an impairment loss.

Note 8 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	March 31, 2008	December 31, 2007
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $44,328,386	$28,066,014	$28,238,625

Mortgage payable to a bank for $24.0 million with monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.8%, currently 4.92%, due June 1, 2009, secured by certain land and buildings, with a carrying value of $16,738,163 and a $1.9 million letter of credit. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	24,000,000	17,818,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $151,940,042	71,872,960	72,141,872

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $151,940,042	32,386,515	32,511,394

Revolving note payable to a bank for $28.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 4.45%, due May 31, 2008	19,994,833	24,929,760

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.0%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,715,221	2,497,356	2,524,433

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,174,703	2,453,725	2,510,076

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.38%, maturing December 1, 2010, secured by certain land, a building and amenities, with a carrying value of $2,677,737 (1)	2,582,410	2,610,501

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $13,557,510	11,712,983	11,758,589

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, currently 4.45%, maturing July 1, 2008, secured by certain land and buildings, with a carrying value of $16,566,264	14,277,897	14,277,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $43,045,729	35,603,419	35,715,686

Mortgage payable to a bank, with interest payble in monthly installments, bearing interest at 5.99% maturing October 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $31,173,426	22,750,000	22,750,000

	$268,198,112	$267,786,833

(1)          Our mortgage payable has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2008 was approximately $262.8 million.

On May 1, 2008, we paid down $19.4 million on our revolving note payable in connection with the sale of the Office Portfolio.  As a result of completing the sale of our Office Portfolio, on May 2, 2008 our total availability to draw on our revolving note payable was reduced from $28.0 million to $20.0 million.  We anticipate renewing our revolving note payable due May 31, 2008, with the existing lender.

Interest paid for the three months ended March 31, 2008 and 2007 was approximately $3,878,000 and $3,406,000, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2008.  On May 1, 2008 we re-paid our mortgage payable to a bank maturing July 1, 2008.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, thus reducing the impact of interest rate changes on future interest expense.

The fair value of the interest rate swap agreement at March 31, 2008, was approximately $707,000 and is included in other liabilities on our Consolidated Balance Sheets.  During the three months ended March 31, 2008, we recognized a net loss of approximately $321,000 and made net payments of approximately $60,000 for a total expense of approximately $381,000.

Note 9 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 10 — Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee and no construction supervision fees for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three months ended March 31, 2008 and 2007.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

On March 26, 2008, we and an unaffiliated third party entered into an agreement to purchase a parcel of land totaling approximately 11 acres for an aggregate purchase price of $5.3 million from an affiliate, Orlando Lake Forest Joint Venture.  The transaction is expected to close within 150 days of the date of the sale agreement.

	(Unaudited)
	For the Three Months Ended March 31,
	2008	2007
Property management fees	$658,117	$579,283

Operating expenses reimbursement - Property	966,000	856,535
Operating expenses reimbursement - Multifamily Leasing	154,425	92,517
Operating expenses reimbursement - Administrative	350,282	371,898
Operating expenses reimbursement - Other	28,577	32,674

Total operating expenses reimbursed to affiliate	1,499,284	1,353,624

Professional and administrative expenses reimbursed to affiliate	438,822	507,109

Construction supervision fees	54,521	44,886
Commercial leasing fees	5,563	36,417

Total related party transactions	$2,656,307	$2,521,319

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended March 31, 2008 and 2007, we were charged approximately $22,000 and $23,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 during each of the three months ended March 31, 2008 and 2007.  The average per square foot rental rate for similar space in NTS Center as of March 31, 2008 was $13.80 per square foot.

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

	(Unaudited)
	Three Months Ended March 31, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$—	$325,075	$1,331,671	$9,386,113	$(30,990)	$11,011,869
Tenant reimbursements	—	20,099	357,045	—	—	377,144

Total revenue	—	345,174	1,688,716	9,386,113	(30,990)	11,389,013

Operating expenses and operating expenses reimbursed to affiliate	—	32,399	470,149	2,766,491	—	3,269,039
Management fees	—	15,303	80,811	450,142	—	546,256
Property taxes and insurance	—	14,542	188,305	1,114,104	31,235	1,348,186
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	738,689	738,689
Depreciation and amortization	—	67,677	392,438	4,105,251	—	4,565,366

Total operating expenses	—	129,921	1,131,703	8,435,988	769,924	10,467,536

Operating income (loss)	—	215,253	557,013	950,125	(800,914)	921,477

Interest and other income	—	—	349	9,999	—	10,348
Interest expense	—	(111,466)	(341,237)	(2,832,029)	(394,842)	(3,679,574)
Loss on disposal of assets	—	—	(36,070)	(17,123)	—	(53,193)
Minority interest	—	—	—	(499,568)	—	(499,568)

Income (loss) from continuing operations	—	103,787	180,055	(1,389,460)	(1,195,756)	(2,301,374)
Discontinued operations, net	8,070	—	727,745	—	—	735,815

Net income (loss)	$8,070	$103,787	$907,800	$(1,389,460)	$(1,195,756)	$(1,565,559)

Land, buildings and amenities, net	$—	$7,364,879	$25,664,284	$284,045,094	$—	$317,074,257

	(Unaudited)
	Three Months Ended March 31, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$—	$324,976	$1,069,268	$7,415,786	$(70,968)	$8,739,062
Tenant reimbursements	—	18,504	385,134	—	—	403,638

Total revenue	—	343,480	1,454,402	7,415,786	(70,968)	9,142,700

Operating expenses and operating expenses reimbursed to affiliate	—	36,716	463,922	2,390,876	—	2,891,514
Management fees	—	16,891	71,708	369,435	—	458,034
Property taxes and insurance	—	10,925	202,000	839,392	33,737	1,086,054
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	833,177	833,177
Depreciation and amortization	—	67,802	393,426	2,939,169	—	3,400,397

Total operating expenses	—	132,334	1,131,056	6,538,872	866,914	8,669,176

Operating income (loss)	—	211,146	323,346	876,914	(937,882)	473,524

Interest and other income	—	—	270	31,483	16,877	48,630
Interest expense	—	(102,900)	(305,974)	(2,201,314)	(142,745)	(2,752,933)
Loss on disposal of assets	—	—	(8,581)	(7,658)	—	(16,239)
Minority interest	—	—	—	(7,468)	—	(7,468)

Income (loss) from continuing operations	—	108,246	9,061	(1,293,107)	(1,063,750)	(2,239,550)
Discontinued operations, net	7,280	—	90,967	—	—	98,247
Gain on sale of discontinued operations	—	—	13,482,291	—	—	13,482,291

Net income (loss)	$7,280	$108,246	$13,582,319	$(1,293,107)	$(1,063,750)	$11,340,988

Land, buildings and amenities, net	$—	$7,626,648	$25,895,609	$266,217,416	$—	$299,739,673

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on form 10-K, which was filed on March 25, 2008, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2008.

Results of Operations

As of March 31, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 29 properties, comprised of 11 multifamily properties, 14 office and business centers, 3 retail properties and one ground lease.  Discontinued operations consisted of eight office and business centers and one ground lease.  We generate substantially all of our operating income from property operations.

Net (loss) income for the three months ended March 31, 2008 and 2007 was approximately ($1,566,000) and $11,341,000, respectively.  The net income for the three months ended March 31, 2007, includes a net gain of $13,482,000 related to the sale of Springs Medical Office Center and Springs Office Center in February 2007.

The following tables include certain selected summarized operating data for the three months ended March 31, 2008 and 2007.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$—	$345,174	$1,688,716	$9,386,113	$(30,990)	$11,389,013
Operating expenses and operating expenses reimbursed to affiliate	—	32,399	470,149	2,766,491	—	3,269,039
Depreciation and amortization	—	67,677	392,438	4,105,251	—	4,565,366
Total interest expense	—	(111,466)	(341,237)	(2,832,029)	(394,842)	(3,679,574)
Net income (loss)	8,070	103,787	907,800	(1,389,460)	(1,195,756)	(1,565,559)

	(Unaudited)
	Three Months Ended March 31, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$—	$343,480	$1,454,402	$7,415,786	$(70,968)	$9,142,700
Operating expenses and operating expenses reimbursed to affiliate	—	36,716	463,922	2,390,876	—	2,891,514
Depreciation and amortization	—	67,802	393,426	2,939,169	—	3,400,397
Total interest expense	—	(102,900)	(305,974)	(2,201,314)	(142,745)	(2,752,933)
Net income (loss)	7,280	108,246	13,582,319	(1,293,107)	(1,063,750)	11,340,988

Occupancy levels at our continuing properties by segment as of March 31, 2008 and 2007 were as follows:

	2008	2007
Commercial	69.9%	75.1%
Multifamily	92.7%	95.7%
Retail	98.2%	98.2%
Land	N/A	N/A

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Commercial	70.1%	74.8%
Multifamily	93.0%	95.4%
Retail	98.2%	98.2%
Land	N/A	N/A

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

We have on-site leasing staff, who are employees of NTS Development Company, at each of the multifamily properties.  The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments and negotiates lease renewals with current residents.

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ended March 31, 2008 and 2007.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $11,389,000 and $9,143,000, respectively.  The increase of $2,246,000, or 25%, was primarily the result of acquiring The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007) along with an overall increase in average rent per unit across properties in the multifamily segment.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $1,999,000 and $1,783,000, respectively.  The increase of $216,000, or 12%, was primarily due to the acquisition of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $1,270,000 and $1,108,000, respectively.  The increase of $162,000, or 15%, was primarily due to the acquisition of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Property	$823,000	$707,000
Multifamily Leasing	154,000	93,000
Administrative	275,000	288,000
Other	18,000	20,000

Total	$1,270,000	$1,108,000

Management Fees

Management fees from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $546,000 and $458,000, respectively.  The increase of $88,000, or 19%, was primarily due to the acquisition of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007) along with an overall increase in gross cash receipts across properties in the multifamily segment.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $1,348,000 and $1,086,000, respectively.  The increase of $262,000, or 24%, was primarily the result of the acquisition of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended March 31, 2008 and 2007 were approximately $300,000 and $326,000, respectively.  The decrease of $26,000, or 8%, was primarily due to a decrease in local taxes and a decrease in information processing services.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2008 and 2007 were $439,000 and $507,000, respectively.  The decrease of $68,000, or 13%, was primarily due to lower personnel costs reimbursed to NTS Development Company.

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

                                                Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Finance	$103,000	$127,000
Accounting	216,000	215,000
Investor Relations	78,000	127,000
Human Resources	5,000	5,000
Overhead	37,000	33,000

Total	$439,000	$507,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended March 31, 2008 and 2007 was approximately $4,565,000 and $3,400,000, respectively.  The increase of $1,165,000, or 34%, was primarily due to the acquisition of The Overlook at St. Thomas (March 2007) and Creek’s Edge at Stony Point (August 2007).

Interest and Other Income

Interest and other income from continuing operations for the three months ended March 31, 2008 and 2007 was approximately $10,000 and $49,000, respectively.  The decrease of $39,000, or 80%, was primarily due to a $17,000 decrease in interest income earned on the proceeds from the sale of Springs Medical Office Center and Springs Office Center in 2007.

Interest Expense

Interest expense from continuing operations for the three months ended March 31, 2008 and 2007 was approximately $3,680,000 and $2,753,000, respectively.  The increase of $927,000, or 34%, was primarily due to an increase of $631,000 in the multifamily segment and the $381,000 effect from the interest rate swap agreement.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2008 and 2007 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  These replacements include heating and air conditioning units, tenant finish renovations and signage.

Minority Interest

Minority interest for the three months ended March 31, 2008 and 2007 includes the net operating loss attributable to the minority holder of the tenant in common interests in our properties acquired in 2007 as a tenant in common with an unaffiliated third party.  The properties are The Overlook Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Discontinued operations, net for the three months ended March 31, 2008 and 2007 were approximately $736,000 and $98,000, respectively.  Discontinued operations for the three months ended March 31, 2008 includes the net operating results for the properties previously sold and currently held for sale listed below.  The increase of $638,000, for the three months ended March 31, 2008 was primarily due to increased rental income due to increased occupancy at the following commercial properties: Anthem Office Center, NTS Center and Plainview Point Office Center Phase I and II.  The increase is also due to decreased operating expenses across all discontinued operations.

Property	Location	Status
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Atrium Center	Louisville, KY	Held for Sale
Blankenbaker Business Center I	Louisville, KY	Held for Sale
Blankenbaker Business Center II	Louisville, KY	Held for Sale
Anthem Office Center	Louisville, KY	Held for Sale
NTS Center	Louisville, KY	Held for Sale
Plainview Center	Louisville, KY	Held for Sale
Plainview Point Office Center Phase I and II	Louisville, KY	Held for Sale
Plainview Point Office Center Phase III	Louisville, KY	Held for Sale
ITT Parking Lot	Louisville, KY	Held for Sale

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended March 31, 2007 was approximately $13,482,000 due to the sale of Springs Medical Office Center and Springs Office Center in February 2007.

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

The following table summarizes our approximate sources/uses of cash flow for the three months ended March 31, 2008 and 2007:

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Operating activities	$3,068,000	$1,926,000
Investing activities	(1,470,000)	(16,139,000)
Financing activities	(746,000)	14,326,000

Net increase in cash and equivalents	$852,000	$113,000

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $3,068,000 from $1,926,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase was primarily due to using less restricted cash than in the comparable prior period.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $1,470,000 from $16,139,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease was primarily due to less activity related to property acquisitions and dispositions than in the comparable prior period.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $746,000 compared to cash provided by financing activities of $14,326,000 for the three months ended March 31, 2008 and 2007, respectively.  The change was primarily due to $30.0 million less in proceeds from mortgages payable in 2008 as compared to 2007 and  increased borrowings on our revolving note payable in 2008.  This change is partially offset by additional payments on mortgages payable in 2007.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $2,429,000 on March 31, 2008.

On March 21, 2008, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units.  The distribution was paid on April 16, 2008, to limited partners of record at the close of business on April 1, 2008.

Pursuant to leasing agreements signed by March 31, 2008, we are obligated to incur expenditures of approximately $1.9 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our note payable coming due in the next twelve months.

Our availability on the revolving note payable was approximately $8.0 million as of March 31, 2008.

Property Transactions

On March 26, 2008, we and an unaffiliated third party entered into an agreement to purchase a parcel of land totaling approximately 11 acres for an aggregate purchase price of $5.3 million from an affiliate, Orlando Lake Forest Joint Venture.  The transaction is expected to close within 150 days of the date of the sale agreement.

On May 1, 2008, we announced that we completed the sale of the Office Portfolio to Ascent Properties, LLC, an unaffiliated Kentucky limited liability company.  We received approximately $56.0 million in connection with the sale.

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

Website Information

Our website address is www.ntsdevelopment.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “Investor Services” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.  Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $58.3 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $583,000 annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $18.0 million or 7% of our outstanding debt had its interest payments converted to the interest rate swap agreement at September 30, 2007.

The fair value of the interest rate swap agreement at March 31, 2008, was approximately $707,000 and is included in other liabilities on our Consolidated Balance Sheets.  During the three months ended March 31, 2008, we recognized a net loss of approximately $321,000 and made net payments of approximately $60,000 for a total expense of approximately $381,000.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T — Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2008.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2008, we announced that an entity controlled by Mr. J.D. Nichols, Chairman of NTS Realty Capital, Inc., the managing general partner of NTS Realty Holdings Limited Partnership (the “Company”), commenced a pre-arranged trading plan to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  The plan authorizes its administrator, Wells Fargo Investments, LLC, to purchase up to $600,000 of the Company’s limited partnership units from time to time through no later than December 2008.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.  During the three months ended March 31, 2008, 5,000 units were purchased under the entity controlled or established by Mr. Nichols pursuant to the trading plan announced on March 14, 2008.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2008	—	$—	—			(1)

February 2008	—	$—	—			(1)

March 2008	5,000	$4.92	87,850	(2)		(1)

Total	5,000	$4.92	87,850	(2)		(1)

(1)                          A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

(2)                          Represents the total number of our limited partnership units that have been purchased by Ocean Ridge Investments, Ltd., controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by Ocean Ridge Investments, Ltd.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(13)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

Exhibit No.
99.01	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	May 8, 2008

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	May 8, 2008