Form 10-Q
period 2008-06-30
NTS REALTY HOLDINGS LP
filed 2008-08-11
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2008, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$1,145,790	$1,577,082
Cash and equivalents - restricted	5,559,753	965,862
Accounts receivable, net of allowance for doubtful accounts of $179,896 at June 30, 2008 and $100,028 at December 31, 2007	1,232,334	818,430
Notes receivable	3,500,000	-
Land, buildings and amenities, net	355,188,354	320,312,690
Long-lived assets held for sale	4,710,497	38,615,919
Other assets	3,567,886	3,331,886

Total assets	$374,904,614	$365,621,869

LIABILITIES:
Mortgages and notes payable	$265,589,903	$265,176,332
Accounts payable and accrued expenses	3,856,271	4,080,205
Accounts payable and accrued expenses due to affiliate	754,321	640,102
Distributions payable	910,461	1,138,076
Security deposits	928,682	871,225
Long-lived liabilities held for sale	244,425	3,131,383
Other liabilities	5,757,819	4,714,616

Total liabilities	278,041,882	279,751,939

MINORITY INTEREST	8,041,578	9,002,023

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	88,821,154	76,867,907

Total liabilities and partners’ equity	$374,904,614	$365,621,869

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of June 30, 2008

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	2,694,543	40,225,451	42,919,994
Net income current year	-	-	879,040	13,122,744	14,001,784
Cash distributions declared to date	-	-	(1,128,949)	(16,853,500)	(17,982,449)
Retirement of limited partnership interests to date	-	(848)	-	-	-

Balances on June 30, 2008	714,491	10,666,269	$5,576,015	$83,245,139	$88,821,154

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Rental income	$10,977,445	$9,879,199	$21,989,312	$18,618,260
Tenant reimbursements	381,187	405,610	758,332	809,249

Total revenue	11,358,632	10,284,809	22,747,644	19,427,509

EXPENSES:
Operating expenses	3,154,096	2,652,444	5,152,657	4,435,791
Operating expenses reimbursed to affiliate	1,273,817	1,265,233	2,544,295	2,373,401
Management fees	528,448	503,154	1,074,703	961,187
Property taxes and insurance	1,935,434	1,563,485	3,283,620	2,649,537
Professional and administrative expenses	269,435	346,586	569,302	672,654
Professional and administrative expenses reimbursed to affiliate	404,441	402,354	843,263	909,464
Depreciation and amortization	4,516,196	4,039,737	9,081,561	7,440,133

Total operating expenses	12,081,867	10,772,993	22,549,401	19,442,167

OPERATING (LOSS) INCOME	(723,235)	(488,184)	198,243	(14,658)

Interest and other income	143,944	13,587	154,292	62,217
Interest expense	(3,098,511)	(3,123,067)	(6,778,087)	(5,876,001)
Loss on disposal of assets	(26,545)	(32,680)	(82,588)	(48,919)
Gain on sale of assets	-	-	2,849	-
Minority interest	(460,876)	(284,829)	(960,445)	(292,296)

LOSS FROM CONTINUING OPERATIONS	(3,243,471)	(3,345,515)	(5,544,846)	(5,585,065)
Discontinued operations, net	(99,319)	277,749	636,497	375,996
Gain on sale of discontinued operations	18,910,133	-	18,910,133	13,482,291

NET INCOME (LOSS)	$15,567,343	$(3,067,766)	$14,001,784	$8,273,222

Loss from continuing operations allocated to limited partners	$(3,039,844)	$(3,135,482)	$(5,196,737)	$(5,234,484)
Discontinued operations, net allocated to limited partners	(93,084)	260,312	596,537	352,394
Gain on sale of discontinued operations allocated to limited partners	17,722,944	-	17,722,944	12,635,993

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$14,590,016	$(2,875,170)	$13,122,744	$7,753,903

Loss from continuing operations per limited partnership unit	$(0.28)	$(0.29)	$(0.49)	$(0.49)
Discontinued operations, net per limited partnership unit	(0.01)	0.02	0.06	0.03
Gain on sale of discontinued operations per limited partnership unit	1.66	-	1.66	1.19

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$1.37	$(0.27)	$1.23	$0.73

Weighted average number of limited partnership interest	10,666,269	10,666,269	10,666,269	10,666,377

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net income	$14,001,784	$8,273,222
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(18,910,133)	(13,482,291)
Loss on disposal of assets	79,739	93,205
Depreciation and amortization	9,442,510	8,528,245
Minority interest	(960,445)	(292,296)
Changes in assets and liabilities:
Cash and equivalents - restricted	(4,593,891)	(964,277)
Accounts receivable	405,814	649,937
Other assets	1,666,186	160,712
Accounts payable and accrued expenses	(223,934)	(780,074)
Accounts payable and accrued expenses due to affiliate	114,219	(256,173)
Security deposits	(89,965)	(65,335)
Other liabilities	914,168	2,429,972

Net cash provided by operating activities	1,846,052	4,294,847

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,117,237)	(2,874,956)
Proceeds from sale of discontinued operations	49,963,973	26,102,758
Investment in joint venture by minority interest, net	-	4,575,173
Acquisitions	(41,000,000)	(45,944,506)
Notes receivable issued	(3,500,000)	-
Deposits on property acquisitions	(42,500)	(200,000)

Net cash provided by (used in) investing activities	2,304,236	(18,341,531)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	33,982,000	36,000,000
Revolving note payable, net	(17,670,437)	4,570,242
Principal payments on mortgages payable	(1,657,680)	(1,575,469)
Additional payments on mortgage payable	(16,850,813)	(21,200,000)
Additions to loan costs	(108,498)	(266,302)
Cash distributions	(2,276,152)	(3,414,398)

Net cash (used in) provided by financing activities	(4,581,580)	14,114,073

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(431,292)	67,389

CASH AND EQUIVALENTS, beginning of period	1,577,082	28,250

CASH AND EQUIVALENTS, end of period	$1,145,790	$95,639

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2007 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2008.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and six months ended June 30, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 – Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  At June 30, 2008 we owned, either wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties, 7 office and business centers and three retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 661,000 square feet.  Our multifamily properties consist of approximately 3,672 units while our retail properties contain approximately 210,000 square feet of space.

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

We paid quarterly distributions of $0.10 and $0.08 per unit to limited partners on April 16, 2008 and July 17, 2008, respectively.

Consolidation Policy and Minority Interest

The consolidated financial statements include the accounts of all wholly-owned properties and properties owned as a tenant in common with an unaffiliated third party where we are the majority owner.  Intercompany transactions and balances have been eliminated.

We include the results of operations, financial position and cash flows of The Overlook at St. Thomas and Creek’s Edge at Stony Point in our consolidated financial statements.  The minority interests in The Overlook at St. Thomas and Creek’s Edge at Stony Point are stated separately in our consolidated financial statements.

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

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 are approximately as follows:

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$406,000	$-	$406,000	$-

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

Certain reclassifications have been made to the prior period financial statements to conform to the June 30, 2008 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

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

During the six months ended June 30, 2008, we made the following property acquisition:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Shelby Farms (1)	Memphis, TN	450	June 27, 2008	$41,000,000

(1)          Financed by notes payable to an unaffiliated third party of $18.6 million and $9.2 million, respectively.  Ownership percentage at June 30, 2008 was 100%.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2008 acquisition as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$12,418,542	$11,393,451	$24,916,196	$21,632,609
Expenses and other income, net	16,064,134	15,162,336	31,283,772	28,059,765

Loss from continuing operations	$(3,645,592)	$(3,768,885)	$(6,367,576)	$(6,427,156)

Net income (loss)	$15,165,222	$(3,491,136)	$13,179,054	$7,431,131

Loss from continuing operations allocated to limited partners	$(3,416,719)	$(3,532,272)	$(5,967,816)	$(6,023,716)

Net income (loss) allocated to limited partners	$14,213,141	$(3,271,961)	$12,351,665	$6,964,671

Loss from continuing operations per limited partnership unit	$(0.32)	$(0.32)	$(0.56)	$(0.57)

Net income (loss) per limited partnership unit	$1.33	$(0.30)	$1.16	$0.65

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,377

Dispositions

During the six months ended June 30, 2008, we made the following property dispositions:

Property – Commercial	Location	Square Feet	Date of Sale
Atrium Center (1)	Louisville, KY	104,286	May 1, 2008
Blankenbaker Business Center I (1)	Louisville, KY	160,689	May 1, 2008
Blankenbaker Business Center II (1)	Louisville, KY	77,408	May 1, 2008
Anthem Office Center (1)	Louisville, KY	85,305	May 1, 2008
Plainview Center (1)	Louisville, KY	98,000	May 1, 2008
Plainview Point Office Center Phase I and II (1)	Louisville, KY	57,301	May 1, 2008
Plainview Point Office Center Phase III (1)	Louisville, KY	61,680	May 1, 2008
ITT Parking Lot (1)	Louisville, KY	N/A	May 1, 2008

(1)   We received approximately $56.0 million in connection with the sale resulting in a gain of approximately $19.0 million.  We used proceeds from this disposition to pay down $19.4 million on our revolving note payable, repaid our $14.3 million mortgage payable to a bank and to acquire Shelby Farms.

Notes Receivable

We received two promissory notes of $2,500,000 and $1,000,000 as consideration from the sale of the Office Portfolio (as defined below).  The notes are with an unaffiliated third party, with interest receivable in monthly installments at LIBOR plus 6.00% with maturity dates of May 1, 2009 and May 1, 2011, respectively.

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

We have presented separately as discontinued operations in all periods presented the results of operations for the following properties:

Property	Location	Status
NTS Center	Louisville, KY	Held for Sale
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007

The assets and liabilities held for sale have been separately identified on our balance sheets at June 30, 2008 and December 31, 2007.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and six months ended June 30, 2008 and 2007.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Rental income	$931,731	$2,005,505	$3,075,500	$4,139,801
Tenant reimbursements	79,497	104,514	246,151	223,858

Total revenue	1,011,228	2,110,019	3,321,651	4,363,659

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	344,044	673,875	1,067,398	1,495,134
Management fees	42,297	103,815	154,158	225,065
Property taxes and insurance	77,829	180,108	242,466	358,257
Depreciation and amortization	-	325,176	-	646,760

Total expenses	464,170	1,282,974	1,464,022	2,725,216

DISCONTINUED OPERATING INCOME	547,058	827,045	1,857,629	1,638,443

Interest and other income	4,733	15,781	10,623	29,279
Interest expense	(651,110)	(561,345)	(1,231,755)	(1,247,441)
Loss on disposal of assets	-	(3,732)	-	(44,285)

Discontinued operations, net	$(99,319)	$277,749	$636,497	$375,996

The components of long-lived assets held for sale consist primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale consist primarily of accrued property tax liabilities, security deposit liabilities and any stand-alone mortgage on the properties being sold.

Note 4 – Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily properties, commercial and retail real estate in Louisville and Lexington, Kentucky; Fort Lauderdale, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents and cash and equivalents - restricted.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $100,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $100,000.

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

Note 7 – Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended June 30, 2008 and 2007 was approximately $4,456,000 and $3,943,000, respectively.  Depreciation expense from continuing operations for the six months ended June 30, 2008 and 2007 was approximately $8,903,000 and $7,210,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2008 and 2007 did not result in an impairment loss.

Note 8 – Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2008	December 31, 2007
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.07%, maturing on March 15, 2015, secured by certain land and buildings, with a carrying value of $43,669,333	$27,891,205	$28,238,625

Mortgage payable to a bank for $24.0 million with monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.80%, currently 4.30%, due June 1, 2009, secured by certain land and buildings, with a carrying value of $17,730,446 and a $1.9 million letter of credit. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	24,000,000	17,818,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.98%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $150,156,074	71,600,008	72,141,872

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 5.35%, maturing January 15, 2015, secured by certain land and buildings, with a carrying value of $150,156,074	32,259,958	32,511,394

Revolving note payable to a bank for $15.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 4.22%, due May 31, 2009	7,259,323	24,929,760

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 9.00%, maturing August 1, 2010, secured by certain land and a building, with a carrying value of $2,691,383	2,469,666	2,524,433

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,135,248	2,396,176	2,510,076

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing interest at 8.38%, maturing December 1, 2010, secured by certain land, a building and amenities (1)	-	2,610,501

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at 5.11%, maturing December 1, 2014, secured by certain land and buildings, with a carrying value of $13,314,485	11,668,433	11,758,589

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, maturing July 1, 2008, secured by certain land and buildings	-	14,277,897

Mortgage payable to a bank in monthly installments of principal and interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $42,349,561	35,495,134	35,715,686

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at 5.99% maturing October 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $30,689,635	22,750,000	22,750,000

Note payable to an unaffiliated third party, with interest payable in monthly installments, bearing interest at 6.50%, due September 30, 2008, secured by land, buildings and amenities, with a carrying value of $41,000,000	18,600,000	-

Note payable to an unaffiliated third party, with interest payable in monthly installments, bearing interest at 6.50%, due September 30, 2008, secured by land, buildings and amenities, with a carrying value of $41,000,000	9,200,000	-

	$265,589,903	$267,786,833

(1)          This mortgage payable has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on June 30, 2008 was approximately $254.0 million.

On May 1, 2008, we paid down $19.4 million on our revolving note payable in connection with the sale of the Office Portfolio.  As a result of completing the sale of our Office Portfolio, on May 2, 2008, our total availability to draw on our revolving note payable was reduced from $28.0 million to $20.0 million.

On May 28, 2008, we reduced our total availability to draw on our revolving note payable to $15.0 million.  We extended the maturity of our note payable to May 31, 2009.

Interest paid for the six months ended June 30, 2008 and 2007 was approximately $7,828,000 and $6,913,000, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2008.  On May 1, 2008, we repaid our mortgage payable to a bank maturing July 1, 2008.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009.

The fair value of the interest rate swap agreement at June 30, 2008, was approximately $406,000 and is included in other liabilities on our Consolidated Balance Sheets.  During the three months ended June 30, 2008, we recognized a net gain of approximately $301,000 and made net payments of approximately $108,000.  For the six months ended June 30, 2008, we recognized a total expense of approximately $188,000.

On August 11, 2008, we obtained permanent financing for Shelby Farms and paid off the notes payable to an unaffiliated third party for $18.6 million and $9.2 million, respectively.

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

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three and six months ended June 30, 2008 and 2007.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

On March 26, 2008, we and an unaffiliated third party entered into an agreement to purchase a parcel of land totaling approximately 11 acres for an aggregate purchase price of $5.3 million from an affiliate, Orlando Lake Forest Joint Venture.  On July 31, 2008, the agreement was terminated.

	(Unaudited)
	For the Three Months Ended June 30,
	2008	2007
Property management fees	$570,745	$606,969

Operating expenses reimbursement - Property	878,791	952,083
Operating expenses reimbursement - Multifamily Leasing	170,769	142,993
Operating expenses reimbursement - Administrative	290,865	355,749
Operating expenses reimbursement - Other	25,893	31,121

Total operating expenses reimbursed to affiliate	1,366,318	1,481,946

Professional and administrative expenses reimbursed to affiliate	404,441	402,354

Construction supervision fees	92,899	77,024
Commercial leasing fees	2,274	236,632

Disposition fees included in gain on sale of discontinued operations	1,558,390	-

Total related party transactions	$3,995,067	$2,804,925

	(Unaudited)
	For the Six Months Ended June 30,
	2008	2007
Property management fees	$1,228,861	$1,186,252

Operating expenses reimbursement - Property	1,844,791	1,808,618
Operating expenses reimbursement - Multifamily Leasing	325,194	235,509
Operating expenses reimbursement - Administrative	641,146	727,647
Operating expenses reimbursement - Other	54,470	63,795

Total operating expenses reimbursed to affiliate	2,865,601	2,835,569

Professional and administrative expenses reimbursed to affiliate	843,263	909,464

Construction supervision fees	147,421	121,910
Commercial leasing fees	7,837	273,049

Disposition fees included in gain on sale of discontinued operations	1,558,390	578,000

Total related party transactions	$6,651,373	$5,904,244

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended June 30, 2008 and 2007, we were charged approximately $10,000 and $17,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the six months ended June 30, 2008 and 2007, we were charged approximately $32,000 and $40,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 and $148,000 during each of the three and six months ended June 30, 2008 and 2007.  The average per square foot rental rate for similar space in NTS Center as of June 30, 2008 was $13.92 per square foot.

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

	(Unaudited)
	Three Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$308,358	$1,097,686	$9,640,107	$(68,706)	$10,977,445
Tenant reimbursements	-	27,073	354,114	-	-	381,187

Total revenue	-	335,431	1,451,800	9,640,107	(68,706)	11,358,632

Operating expenses and operating expenses reimbursed to affiliate	-	50,476	525,241	3,852,196	-	4,427,913
Management fees	-	16,247	62,348	449,853	-	528,448
Property taxes and insurance	-	14,543	204,801	1,684,855	31,235	1,935,434
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	673,876	673,876
Depreciation and amortization	-	85,150	391,595	4,039,451	-	4,516,196

Total operating expenses	-	166,416	1,183,985	10,026,355	705,111	12,081,867

Operating income (loss)	-	169,015	267,815	(386,248)	(773,817)	(723,235)

Interest and other income	-	-	2,336	15,614	125,994	143,944
Interest expense	-	(110,718)	(411,292)	(2,817,392)	240,891	(3,098,511)
Loss on disposal of assets	-	-	(23,610)	(2,935)	-	(26,545)
Minority interest	-	-	-	(460,876)	-	(460,876)

Income (loss) from continuing operations	-	58,297	(164,751)	(2,730,085)	(406,932)	(3,243,471)
Discontinued operations, net	2,690	-	(102,009)	-	-	(99,319)
Gain on sale of discontinued operations	120,598	-	18,789,535	-	-	18,910,133

Net income (loss)	$123,288	$58,297	$18,522,775	$(2,730,085)	$(406,932)	$15,567,343

Land, buildings and amenities, net	$-	$7,357,221	$26,652,045	$321,179,088	$-	$355,188,354

	(Unaudited)
	Three Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$388,960	$1,056,793	$8,658,714	$(225,268)	$9,879,199
Tenant reimbursements	-	21,323	384,287	-	-	405,610

Total revenue	-	410,283	1,441,080	8,658,714	(225,268)	10,284,809

Operating expenses and operating expenses reimbursed to affiliate	-	38,412	424,694	3,454,571	-	3,917,677
Management fees	-	20,063	72,163	410,928	-	503,154
Property taxes and insurance	-	16,972	202,530	1,310,246	33,737	1,563,485
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	748,940	748,940
Depreciation and amortization	-	67,802	381,240	3,590,695	-	4,039,737

Total operating expenses	-	143,249	1,080,627	8,766,440	782,677	10,772,993

Operating income (loss)	-	267,034	360,453	(107,726)	(1,007,945)	(488,184)

Interest and other income	-	-	270	13,317	-	13,587
Interest expense	-	(113,503)	(353,505)	(2,582,290)	(73,769)	(3,123,067)
Loss on disposal of assets	-	-	(29,632)	(3,048)	-	(32,680)
Minority interest	-	-	-	(284,829)	-	(284,829)

Income (loss) from continuing operations	-	153,531	(22,414)	(2,394,918)	(1,081,714)	(3,345,515)
Discontinued operations, net	7,145	-	270,604	-	-	277,749

Net income (loss)	$7,145	$153,531	$248,190	$(2,394,918)	$(1,081,714)	$(3,067,766)

Land, buildings and amenities, net	$-	$7,561,205	$25,603,097	$262,776,021	$-	$295,940,323

	(Unaudited)
	Six Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$633,432	$2,429,357	$19,026,220	$(99,697)	$21,989,312
Tenant reimbursements	-	47,173	711,159	-	-	758,332

Total revenue	-	680,605	3,140,516	19,026,220	(99,697)	22,747,644

Operating expenses and operating expenses reimbursed to affiliate	-	82,876	995,391	6,618,685	-	7,696,952
Management fees	-	31,549	143,159	899,995	-	1,074,703
Property taxes and insurance	-	29,085	393,106	2,798,959	62,470	3,283,620
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	1,412,565	1,412,565
Depreciation and amortization	-	152,827	784,032	8,144,702	-	9,081,561

Total operating expenses	-	296,337	2,315,688	18,462,341	1,475,035	22,549,401

Operating income (loss)	-	384,268	824,828	563,879	(1,574,732)	198,243

Interest and other income	-	-	2,685	25,613	125,994	154,292
Interest expense	-	(222,184)	(752,529)	(5,649,423)	(153,951)	(6,778,087)
Loss on disposal of assets	-	-	(59,681)	(22,907)	-	(82,588)
Gain on sale of assets	-	-	-	2,849	-	2,849
Minority interest	-	-	-	(960,445)	-	(960,445)

Income (loss) from continuing operations	-	162,084	15,303	(4,119,544)	(1,602,689)	(5,544,846)
Discontinued operations, net	10,760	-	625,737	-	-	636,497
Gain on sale of discontinued operations	120,598	-	18,789,535	-	-	18,910,133

Net income (loss)	$131,358	$162,084	$19,430,575	$(4,119,544)	$(1,602,689)	$14,001,784

Land, buildings and amenities, net	$-	$7,357,221	$26,652,045	$321,179,088	$-	$355,188,354

	(Unaudited)
	Six Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$713,935	$2,126,061	$16,074,500	$(296,236)	$18,618,260
Tenant reimbursements	-	39,828	769,421	-	-	809,249

Total revenue	-	753,763	2,895,482	16,074,500	(296,236)	19,427,509

Operating expenses and operating expenses reimbursed to affiliate	-	75,130	888,615	5,845,447	-	6,809,192
Management fees	-	36,953	143,871	780,363	-	961,187
Property taxes and insurance	-	27,897	404,529	2,149,638	67,473	2,649,537
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	1,582,118	1,582,118
Depreciation and amortization	-	135,603	774,666	6,529,864	-	7,440,133

Total operating expenses	-	275,583	2,211,681	15,305,312	1,649,591	19,442,167

Operating income (loss)	-	478,180	683,801	769,188	(1,945,827)	(14,658)

Interest and other income	-	-	540	44,800	16,877	62,217
Interest expense	-	(216,403)	(659,480)	(4,783,603)	(216,515)	(5,876,001)
Loss on disposal of assets	-	-	(38,213)	(10,706)	-	(48,919)
Minority interest	-	-	-	(292,296)	-	(292,296)

Income (loss) from continuing operations	-	261,777	(13,352)	(3,688,025)	(2,145,465)	(5,585,065)
Discontinued operations, net	14,426	-	361,570	-	-	375,996
Gain on sale of discontinued operations	-	-	13,482,291	-	-	13,482,291

Net income (loss)	$14,426	$261,777	$13,830,509	$(3,688,025)	$(2,145,465)	$8,273,222

Land, buildings and amenities, net	$-	$7,561,205	$25,603,097	$262,776,021	$-	$295,940,323

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on form 10-K, which was filed on March 25, 2008, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2008.

Results of Operations

As of June 30, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties, 7 office and business centers and 3 retail properties.  Discontinued operations consist of 8 office and business centers and 1 ground lease.  We generate substantially all of our operating income from property operations.

Net income for the three months ended June 30, 2008 was approximately $15,567,000 and net loss for the three months ended June 30, 2007 was approximately $3,068,000.  Net income for the six months ended June 30, 2008 and 2007 was approximately $14,002,000 and $8,273,000, respectively.  The increase was primarily due to the sale of the Office Portfolio (May 2008).

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2008 and 2007.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$335,431	$1,451,800	$9,640,107	$(68,706)	$11,358,632
Operating expenses and operating expenses reimbursed to affiliate	-	50,476	525,241	3,852,196	-	4,427,913
Depreciation and amortization	-	85,150	391,595	4,039,451	-	4,516,196
Total interest expense	-	(110,718)	(411,292)	(2,817,392)	240,891	(3,098,511)
Net income (loss)	123,288	58,297	18,522,775	(2,730,085)	(406,932)	15,567,343

	(Unaudited)
	Three Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$410,283	$1,441,080	$8,658,714	$(225,268)	$10,284,809
Operating expenses and operating expenses reimbursed to affiliate	-	38,412	424,694	3,454,571	-	3,917,677
Depreciation and amortization	-	67,802	381,240	3,590,695	-	4,039,737
Total interest expense	-	(113,503)	(353,505)	(2,582,290)	(73,769)	(3,123,067)
Net income (loss)	7,145	153,531	248,190	(2,394,918)	(1,081,714)	(3,067,766)

	(Unaudited)
	Six Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$680,605	$3,140,516	$19,026,220	$(99,697)	$22,747,644
Operating expenses and operating expenses reimbursed to affiliate	-	82,876	995,391	6,618,685	-	7,696,952
Depreciation and amortization	-	152,827	784,032	8,144,702	-	9,081,561
Total interest expense	-	(222,184)	(752,529)	(5,649,423)	(153,951)	(6,778,087)
Net income (loss)	131,358	162,084	19,430,575	(4,119,544)	(1,602,689)	14,001,784

	(Unaudited)
	Six Months Ended June 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$753,763	$2,895,482	$16,074,500	$(296,236)	$19,427,509
Operating expenses and operating expenses reimbursed to affiliate	-	75,130	888,615	5,845,447	-	6,809,192
Depreciation and amortization	-	135,603	774,666	6,529,864	-	7,440,133
Total interest expense	-	(216,403)	(659,480)	(4,783,603)	(216,515)	(5,876,001)
Net income (loss)	14,426	261,777	13,830,509	(3,688,025)	(2,145,465)	8,273,222

Occupancy levels at our continuing properties by segment as of June 30, 2008 and 2007 were as follows:

	2008	2007
Commercial	75.9%	73.6%
Multifamily	94.3%	95.5%
Retail	97.0%	98.2%
Land	N/A	N/A

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commercial	75.2%	74.1%	72.7%	74.5%
Multifamily	93.2%	95.7%	93.2%	95.6%
Retail	97.4%	98.2%	97.8%	98.2%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ended June 30, 2008 and 2007.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $11,359,000 and $10,285,000, respectively.  Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $22,748,000 and $19,428,000, respectively.  The increases of $1,074,000, or 10%, and $3,320,000, or 17% were primarily due to the 2007 acquisitions of The Overlook Apartments (March 2007) and Creek’s Edge Apartments (August 2007).

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $3,154,000 and $2,652,000, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $5,153,000 and $4,436,000, respectively.  The increases of $502,000, or 19%, and $717,000, or 16%, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $1,274,000 and $1,265,000, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $2,544,000 and $2,373,000, respectively.  The increases of approximately $9,000, or 0.7%, and $171,000, or 7%, were primarily due to the cost of reimbursing NTS Development Company for the employees of The Overlook Apartments and Creek’s Edge Apartments, our 2007 acquisitions.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Property	$835,000	$821,000	$1,657,000	$1,528,000
Multifamily Leasing	171,000	143,000	325,000	236,000
Administrative	248,000	281,000	524,000	569,000
Other	20,000	20,000	38,000	40,000

Total	$1,274,000	$1,265,000	$2,544,000	$2,373,000

Management Fees

Management fees from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $528,000 and $503,000, respectively.  Management fees from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $1,075,000 and $961,000, respectively.  The increases of approximately $25,000, or 5%, and $114,000, or 12%, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments along with our management fee on a one time lease termination payment by a former tenant at Lakeshore Business Center II in 2008.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $1,935,000, and $1,563,000, respectively.  Property taxes and insurance from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $3,284,000 and $2,650,000, respectively.  The increases of approximately $372,000, or 24%, and $634,000, or 24%, were primarily due to increased property tax expense at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments as a result of increased property tax assessments.  We are continuing to appeal the property tax assessments on these three properties located in Marion County, Indiana.  There can be no assurance these appeals will be successful or completed in a timely manner.  If the remaining appeals are not successful, the resulting property taxes that we estimate paying during 2008 related to the three remaining properties under appeal could exceed the 2007 property tax expense on those properties by approximately $1 million.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $269,000 and $347,000, respectively.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $569,000 and $673,000, respectively.  The decreases of approximately $78,000, or 22%, and $104,000, or 15%, were primarily due to a decrease in professional fees.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2008 and 2007 were approximately $404,000 and $402,000, respectively.  The increase of $2,000, or 0.4%, was primarily due to increased personnel costs reimbursed to NTS Development Company.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2008 and 2007 were approximately $843,000 and $909,000, respectively.  The decrease of $66,000, or 7%, was primarily due to reduced personnel costs reimbursed to NTS Development Company.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Finance	$95,000	$97,000	$199,000	$224,000
Accounting	195,000	197,000	411,000	413,000
Investor Relations	73,000	69,000	151,000	196,000
Human Resources	5,000	5,000	10,000	9,000
Overhead	36,000	34,000	72,000	67,000

Total	$404,000	$402,000	$843,000	$909,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2008 and 2007 was approximately $4,516,000 and $4,040,000, respectively.  Depreciation and amortization expense from continuing operations for the six months ended June 30, 2008 and 2007 was approximately $9,082,000 and $7,440,000, respectively.  The increases of $476,000, or 12%, and $1,642,000, or 22%, were primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments.

Interest and Other Income

Interest and other income from continuing operations for the three months ended June 30, 2008 and 2007 was approximately $144,000 and $14,000, respectively.  Interest and other income from continuing operations for the six months ended June 30, 2008 and 2007 was approximately $154,000 and $62,000, respectively.  The increases of $130,000, and $92,000, were primarily due to interest earned on proceeds from the sale of the Office Portfolio (May 2008) along with interest earned on our notes receivable.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2008 and 2007 was approximately $3,099,000 and $3,123,000, respectively. The decrease of $24,000, or 0.8%, was primarily due to a net gain recognized of approximately $301,000 to adjust the interest rate swap agreement to fair value which was offset by increased interest expense due to the acquisition of Creek’s Edge Apartments. Interest expense from continuing operations for the six months ended June 30, 2008 and 2007 was approximately $6,778,000 and $5,876,000, respectively.  The increase of $902,000, or 15%, was primarily due to the 2007 acquisitions of The Overlook Apartments and Creek’s Edge Apartments and $188,000 of interest expense primarily related to net cash payments made under the interest rate swap agreement.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2008 and 2007 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  These replacements included heating and air conditioning units, tenant finish renovations and signage.

Minority Interest

Minority interest for the three and six months ended June 30, 2008 and 2007 includes the net loss attributable to the minority holder of the tenant in common interests in our properties acquired in 2007 as a tenant in common with an unaffiliated third party.  The properties are The Overlook Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Discontinued operations, net for the three months ended June 30, 2008 was a net loss of approximately $99,000 and net income of approximately $278,000, for the three months ended June 30, 2007.  Discontinued operations, net for the six months ended June 30, 2008 and 2007, was approximately $636,000 and $376,000, respectively.  Discontinued operations, net for the three and six months ended June 30, 2008 and 2007, includes the net operating results for the properties previously sold and currently held for sale as listed below.

Property	Location	Status
NTS Center	Louisville, KY	Held for sale
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three and six months ended June 30, 2008 was approximately $18,910,000, due to the sale of the Office Portfolio on May 1, 2008.  Gain on sale of discontinued operations for the six months ended June 30, 2007 was approximately $13,482,000, due to the sale of the Springs Medical Office Center and Springs Office Center on February 12, 2007.

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

The following table summarizes our approximate sources/uses of cash flow for the six months ended June 30, 2008 and 2007:

	(Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities	$1,846,000	$4,295,000
Investing activities	2,304,000	(18,342,000)
Financing activities	(4,581,000)	14,114,000

Net (decrease) increase in cash and equivalents	$(431,000)	$67,000

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $1,846,000 from $4,295,000, for the six months ended June 30, 2008 and 2007, respectively.  This decrease was primarily due to reserving approximately $4.3 million of restricted cash at June 30, 2008 from the proceeds of our sale of the Office Portfolio to be used to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like kind” replacement property in order to defer recognition of gain for federal tax purposes.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $2,304,000, compared to net cash used in investing activities of $18,342,000, for the six months ended June 30, 2008 and 2007, respectively.  The change was primarily due to $23.8 million additional proceeds related to property dispositions than in the comparable prior period partially offset by issuing notes receivable to the unaffiliated third party purchaser of the Office Portfolio for $3.5 million.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $4,581,000, compared to cash provided by financing activities of $14,114,000, for the six months ended June 30, 2008 and 2007, respectively.  Our 2008 activity included repayment of mortgages and our revolving note payable from the proceeds of our sale of the Office Portfolio totaling approximately $36.3 million and cash distributions of $2.3 million, which was partially offset by mortgages payable of approximately $34.0 million issued in satisfaction of our purchase obligation for Shelby Farms.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1,146,000 on June 30, 2008.

On March 21, 2008, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.10 per unit on our limited partnership units.  The distribution was paid on April 16, 2008, to limited partners of record at the close of business on April 1, 2008.

On June 25, 2008, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.08 per unit on our limited partnership units.  The distribution was paid on July 17, 2008, to limited partners of record at the close of business on July 10, 2008.

Pursuant to leasing agreements signed by June 30, 2008, we are obligated to incur expenditures of approximately $0.4 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our note payable coming due in the next twelve months.

Our availability on the revolving note payable was approximately $7.7 million as of June 30, 2008.

Property Transactions

During the six months ended June 30, 2008, we made the following property acquisitions:

Acquisitions

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Shelby Farms (1)	Memphis, TN	450	June 27, 2008	$41,000,000

(1)   Financed by notes payable to an unaffiliated third party of $18.6 million and $9.2 million, respectively.  Ownership percentage at June 30, 2008 was 100%.

Dispositions

During the six months ended June 30, 2008, we made the following property dispositions:

Property – Commercial	Location	Square Feet	Date of Sale
Atrium Center (1)	Louisville, KY	104,286	May 1, 2008
Blankenbaker Business Center I (1)	Louisville, KY	160,689	May 1, 2008
Blankenbaker Business Center II (1)	Louisville, KY	77,408	May 1, 2008
Anthem Office Center (1)	Louisville, KY	85,305	May 1, 2008
Plainview Center (1)	Louisville, KY	98,000	May 1, 2008
Plainview Point Office Center Phase I and II (1)	Louisville, KY	57,301	May 1, 2008
Plainview Point Office Center Phase III (1)	Louisville, KY	61,680	May 1, 2008
ITT Parking Lot (1)	Louisville, KY	N/A	May 1, 2008

(1)   We received approximately $56.0 million in connection with the sale resulting in a gain of approximately $19.0 million.  We used proceeds from this disposition to pay down $19.4 million on our revolving note payable, repaid our $14.3 million mortgage payable to a bank and to acquire Shelby Farms.

On March 26, 2008, we and an unaffiliated third party entered into an agreement to purchase a parcel of land totaling approximately 11 acres for an aggregate purchase price of $5.3 million from an affiliate, Orlando Lake Forest Joint Venture.  On July 31, 2008, the agreement was terminated.

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

At June 30, 2008 we had approximately $4.3 million of proceeds from the sale of the Office Portfolio remaining to be invested in replacement “like kind” property.  Our ability to successfully invest the remaining proceeds in accordance with Section 1031 of the Internal Revenue Code and qualifying all of the proceeds for exclusion from gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.

Website Information

Information concerning NTS Realty Holdings Limited Partnership is available through the NTS Development Company website (www.ntsdevelopment.com).  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “Investor Services” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.  Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $31.3 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $313,000 annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converts $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a 5.05% fixed rate basis for the next two years, thus reducing the impact of interest rate changes on future interest expense.  Approximately $18.0 million, or 7%, of our outstanding debt had its interest payments converted to a fixed rate by the interest rate swap agreement at June 30, 2008.

The fair value of the interest rate swap agreement at June 30, 2008, was approximately $406,000 and is included in other liabilities on our Consolidated Balance Sheets.  During the three months ended June 30, 2008, we recognized a net gain of approximately $301,000 and made net payments of approximately $108,000.  For the six months ended June 30, 2008, we recognized a total expense of approximately $188,000.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2008 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$347,650,436	$76,157,416	$32,705,400	$30,226,571	$208,561,049
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$347,650,436	$76,157,416	$32,705,400	$30,226,571	$208,561,049

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

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2008.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 14, 2008, we announced that an entity controlled by Mr. J.D. Nichols, Chairman of NTS Realty Capital, Inc., the managing general partner of NTS Realty Holdings Limited Partnership (the “Company”), commenced a pre-arranged trading plan to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Act”).  The plan authorizes its administrator, Wells Fargo Investments, LLC, to purchase up to $600,000 of the Company’s limited partnership units from time to time through no later than December 2008.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

On May 16, 2008, we announced that entities controlled by Mr. J.D. Nichols commenced pre-arranged trading plans to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  The plans authorize their administrator, Wells Fargo Investments, LLC, to purchase up to $1,200,000 and $168,000 of the Company’s limited partnership units from time to time though no later than April 2010 and November 2008, respectively.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the six months ended June 30, 2008, 28,500 units were purchased by the entities controlled or established by Mr. Nichols pursuant to the trading plans announced March 14, 2008 and May 16, 2008, respectively.

Unit Repurchase Information:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2008	6,000	$5.54	164,191	(2)		(1)

May 2008	13,000	$6.14	177,191	(2)		(1)

June 2008	4,500	$6.12	181,691	(2)		(1)

Total	23,500	$5.93	181,691	(2)		(1)

(1)   A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

(2)   Represents the total number of our limited partnership units that have been purchased by the trading plans, controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms)	(14)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(15)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(15)

Exhibit No.
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

99.01	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
Its: Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
Its: President and Chief Executive Officer
Date: August 11, 2008

	By:	/s/ Gregory A. Wells
Gregory A. Wells
Its: Chief Financial Officer
Date: August 11, 2008