Form 10-Q
period 2008-09-30
NTS REALTY HOLDINGS LP
filed 2008-11-10
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 2008, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1 – Unaudited Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS:
Cash and equivalents	$1,288,028	$1,577,082
Cash and equivalents - restricted	5,483,178	965,862
Accounts receivable, net of allowance for doubtful accounts of $194,044 at September 30, 2008 and $100,028 at December 31, 2007	1,574,974	1,007,212
Notes receivable	3,500,000	-
Deposits	500,000	-
Land, buildings and amenities, net	354,310,369	324,523,682
Long-lived assets held for sale	-	33,958,931
Other assets	3,863,056	3,589,100

Total assets	$370,519,605	$365,621,869

LIABILITIES:
Mortgages and notes payable	$266,462,313	$265,176,332
Accounts payable and accrued expenses	2,845,451	4,080,205
Accounts payable and accrued expenses due to affiliate	670,097	640,102
Distributions payable	910,461	1,138,076
Security deposits	903,314	882,709
Long-lived liabilities held for sale	-	3,102,787
Other liabilities	6,588,586	4,731,728

Total liabilities	278,380,222	279,751,939

MINORITY INTEREST	7,560,977	9,002,023

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS’ EQUITY	84,578,406	76,867,907

Total liabilities and partners’ equity	$370,519,605	$365,621,869

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of September 30, 2008

(Unaudited)

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	2,694,543	40,225,451	42,919,994
Net income current year	-	-	669,837	9,999,659	10,669,496
Cash distributions declared to date	-	-	(1,186,107)	(17,706,802)	(18,892,909)
Retirement of limited partnership interests to date	-	(848)	-	-	-

Balances on September 30, 2008	714,491	10,666,269	$5,309,654	$79,268,752	$84,578,406

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Rental income	$12,718,627	$10,779,325	$35,501,446	$29,995,638
Tenant reimbursements	450,998	420,084	1,266,019	1,280,821

Total revenue	13,169,625	11,199,409	36,767,465	31,276,459

EXPENSES:
Operating expenses	3,301,972	2,558,771	8,654,418	7,148,387
Operating expenses reimbursed to affiliate	1,432,024	1,311,028	4,030,924	3,738,762
Management fees	616,699	528,862	1,732,998	1,523,035
Property taxes and insurance	1,654,128	1,328,282	4,998,232	4,024,010
Professional and administrative expenses	363,889	336,369	933,191	1,009,024
Professional and administrative expenses reimbursed to affiliate	383,083	405,778	1,226,346	1,315,241
Depreciation and amortization	5,393,935	4,216,215	14,477,185	11,802,645

Total operating expenses	13,145,730	10,685,305	36,053,294	30,561,104

OPERATING INCOME	23,895	514,104	714,171	715,355

Interest and other income	114,993	18,606	269,435	81,667
Interest expense	(3,863,315)	(3,408,525)	(10,832,497)	(9,459,482)
Loss on disposal of assets	(84,848)	(8,225)	(164,586)	(57,144)
Minority interest	(480,602)	(375,648)	(1,441,046)	(667,944)

LOSS FROM CONTINUING OPERATIONS	(3,328,673)	(2,508,392)	(8,572,431)	(8,051,660)
Discontinued operations, net	(3,615)	545,714	331,794	879,913
Gain on sale of discontinued operations	-	-	18,910,133	13,482,291

NET (LOSS) INCOME	$(3,332,288)	$(1,962,678)	$10,669,496	$6,310,544

Loss from continuing operations allocated to limited partners	$(3,119,697)	$(2,350,914)	$(8,034,249)	$(7,546,223)
Discontinued operations, net allocated to limited partners	(3,388)	511,454	310,964	824,677
Gain on sale of discontinued operations allocated to limited partners	-	-	17,722,944	12,635,950

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(3,123,085)	$(1,839,460)	$9,999,659	$5,914,404

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.22)	$(0.75)	$(0.71)
Discontinued operations, net per limited partnership unit	-	0.05	0.03	0.08
Gain on sale of discontinued operations per limited partnership unit	-	-	1.66	1.18

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.29)	$(0.17)	$0.94	$0.55

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,341

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES:
Net income	$10,669,496	$6,310,544
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(18,910,133)	(13,482,291)
Loss on disposal of assets	164,586	101,430
Depreciation and amortization	15,030,173	13,004,216
Minority interest	(1,441,046)	(667,944)
Changes in assets and liabilities:
Cash and equivalents - restricted	(4,517,316)	(702,530)
Accounts receivable	242,813	696,755
Other assets	1,757,127	(626,063)
Accounts payable and accrued expenses	(1,234,754)	(650,373)
Accounts payable and accrued expenses due to affiliate	29,995	(35,550)
Security deposits	(124,817)	(71,746)
Other liabilities	1,509,994	2,444,990

Net cash provided by operating activities	3,176,118	6,321,438

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,649,901)	(4,783,782)
Proceeds from sale of discontinued operations	49,963,973	26,102,758
Investment in joint venture by minority interest, net	-	10,091,295
Acquisitions	(41,000,000)	(78,352,173)
Notes receivable issued	(3,500,000)	-
Deposits on property acquisitions	(500,000)	(200,000)

Net cash provided by (used in) investing activities	1,314,072	(47,141,902)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	60,310,500	63,250,000
Revolving note payable, net	(14,502,039)	6,804,736
Principal payments on mortgages payable	(2,482,168)	(2,423,557)
Additional payments on mortgages payable	(44,650,813)	(21,200,000)
Additions to loan costs	(268,112)	(591,772)
Cash distributions.	(3,186,612)	(4,552,474)

Net cash (used in) provided by financing activities	(4,779,244)	41,286,933

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(289,054)	466,469

CASH AND EQUIVALENTS, beginning of period	1,577,082	28,250

CASH AND EQUIVALENTS, end of period	$1,288,028	$494,719

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2007 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2008.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three and nine months ended September 30, 2008 and 2007.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 – Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  At September 30, 2008 we owned, either wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties, 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 661,000 square feet.  Our multifamily properties consist of 3,672 units while our retail properties contain approximately 210,000 square feet.

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

We paid quarterly distributions of $0.10 per unit to limited partners on April 16, 2008, and $0.08 per unit to limited partners on July 17, 2008 and October 16, 2008, respectively.

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

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 are approximately as follows:

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$288,000	$-	$288,000	$-

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

Certain reclassifications have been made to the prior period financial statements to conform to the September 30, 2008 classifications.  These reclassifications have no effect on previously reported operating results or partners’ equity.

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

During the nine months ended September 30, 2008, we made the following property acquisition:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Shelby Farms (1)	Memphis, TN	450	June 27, 2008	$41,000,000

(1)          Financed by a mortgage payable to a bank of $26.3 million.  Ownership percentage at September 30, 2008 was 100%.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2008 acquisition as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$13,169,625	$12,320,234	$38,936,017	$34,602,384
Expenses and other income, net	16,498,298	15,256,649	48,331,178	43,924,157

Loss from continuing operations	$(3,328,673)	$(2,936,415)	$(9,395,161)	$(9,321,773)

Net (loss) income	$(3,332,288)	$(2,390,701)	$9,846,766	$5,040,431

Loss from continuing operations allocated to limited partners	$(3,119,097)	$(2,752,065)	$(8,805,327)	$(8,736,606)

Net (loss) income allocated to limited partners	$(3,123,085)	$(2,240,612)	$9,228,580	$4,724,021

Loss from continuing operations per limited partnership unit	$(0.29)	$(0.25)	$(0.82)	$(0.82)

Net (loss) income per limited partnership unit	$(0.29)	$(0.20)	$0.87	$0.44

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,341

Dispositions

During the nine months ended September 30, 2008, we made the following property dispositions:

Property – Commercial	Location	Square Feet	Date of Sale
Atrium Center (1)	Louisville, KY	104,286	May 1, 2008
Blankenbaker Business Center I (1)	Louisville, KY	160,689	May 1, 2008
Blankenbaker Business Center II (1)	Louisville, KY	77,408	May 1, 2008
Anthem Office Center (1)	Louisville, KY	85,305	May 1, 2008
Plainview Center (1)	Louisville, KY	98,000	May 1, 2008
Plainview Point Office Center Phase I and II (1)	Louisville, KY	57,301	May 1, 2008
Plainview Point Office Center Phase III (1)	Louisville, KY	61,680	May 1, 2008
ITT Parking Lot (1)	Louisville, KY	N/A	May 1, 2008

(1)          The $56.0 million sale resulted in a gain of approximately $19.0 million.  We used net proceeds of approximately $54.0 million to pay down $19.4 million on our revolving note payable, repaid our $2.6 million mortgage payable to an insurance company, repaid our $14.3 million mortgage payable to a bank, used $13.1 million to acquire Shelby Farms, and had $4.3 million remaining that we intend to invest in replacement of “like kind” property.

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

On August 2, 2007, we announced that we entered into an agreement to sell the Office Portfolio.  On February 1, 2008, we announced that we entered into an amended agreement to sell the Office Portfolio.  The amended agreement removed NTS Center from the Office Portfolio.  On May 1, 2008, we sold the Office Portfolio. On September 1, 2008, we reclassified NTS Center from discontinued operations and long-lived assets and liabilities held for sale to continuing operations. All prior periods presented have also been reclassified.

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

The assets and liabilities held for sale have been separately identified on our balance sheet at December 31, 2007.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the three and nine months ended September 30, 2008 and 2007.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Rental income	$-	$1,813,300	$2,281,996	$5,355,047
Tenant reimbursements	-	72,554	189,462	244,924

Total revenue	-	1,885,854	2,471,458	5,599,971

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	1,531	601,475	812,851	1,886,773
Management fees	163	94,171	112,725	286,250
Property taxes and insurance	-	143,270	181,982	455,337
Depreciation and amortization	-	-	-	502,139

Total expenses	1,694	838,916	1,107,558	3,130,499

DISCONTINUED OPERATING (LOSS) INCOME	(1,694)	1,046,938	1,363,900	2,469,472

Interest and other income	(1,921)	15,369	8,552	43,804
Interest expense	-	(516,593)	(1,040,658)	(1,589,078)
Loss on disposal of assets	-	-	-	(44,285)

Discontinued operations, net	$(3,615)	$545,714	$331,794	$879,913

The components of long-lived assets held for sale at December 31, 2007 consisted primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2007 consisted primarily of accrued property tax liabilities, security deposit liabilities and any stand-alone mortgage on the properties being sold.

Notes Receivable

We received promissory notes of $2,500,000 and $1,000,000 as consideration from the sale of the Office Portfolio.  The notes are with an unaffiliated third party, with interest receivable in monthly installments at LIBOR plus 6.00% with maturity dates of May 1, 2009 and May 1, 2011, respectively.

Note 4 – Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily properties, commercial and retail real estate in Louisville and Lexington, Kentucky; Fort Lauderdale, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents and cash and equivalents - restricted.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $250,000 per bank account. At September 30, 2008, we may at times, in certain accounts, have deposits in excess of $250,000 per bank account.

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

Note 7 – Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended September 30, 2008 and 2007 was approximately $5,206,000 and $4,110,000, respectively.  Depreciation expense from continuing operations for the nine months ended September 30, 2008 and 2007 was approximately $14,109,000 and $11,465,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and nine months ended September 30, 2008 and 2007 did not result in an impairment loss.

Note 8 – Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2008	December 31, 2007
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $42,996,069	$27,714,171	$28,238,625

Mortgage payable to a bank for $24.0 million with monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.8%, currently 4.29%, due June 1, 2009, secured by certain land, buildings and amenities, with a carrying value of $17,495,133 and an $801,000 letter of credit. The mortgage is guaranteed by Mr. Nichols (75%) and Mr. Lavin (25%)	24,000,000	17,818,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $148,458,816	71,322,955	72,141,872

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $148,458,816	32,131,701	32,511,394

Revolving note payable to a bank for $15.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 5.47%, due May 31, 2009	10,427,721	24,929,760

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 9.00%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,667,545	2,441,348	2,524,433

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $2,095,793	2,337,402	2,510,076

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.38%, maturing December 1, 2010, secured by certain land, buildings and amenities (1)	-	2,610,501

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $13,071,460	11,623,291	11,758,589

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, maturing July 1, 2008, secured by certain land, buildings and amenities	-	14,277,897

Mortgage payable to a bank in monthly installments of principal and interest bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $41,686,453	35,385,224	35,715,686

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 5.99%, maturing October 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $30,205,843	22,750,000	22,750,000

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings, and amenities, with a carrying value of $40,000,116	26,328,500	-

	$266,462,313	$267,786,833

(1)          This mortgage payable has been included in our long-lived liabilities held for sale.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on September 30, 2008 was approximately $253.0 million.

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

Interest paid for the nine months ended September 30, 2008 and 2007 was approximately $11.5 million and $10.6 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2008. We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months. On May 1, 2008, we re-paid our mortgage payable to a bank maturing July 1, 2008.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009.

The fair value of the interest rate swap agreement at September 30, 2008, was approximately $288,000 and is included in other liabilities on our Consolidated Balance Sheet.  During the three months ended September 30, 2008, we recognized a net gain of approximately $118,000 and made net payments of approximately $119,000.  For the nine months ended September 30, 2008, we recognized a total expense of approximately $188,000.

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

Note 10 – Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also, pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee and no construction supervision fees for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following amounts pursuant to our management agreement with NTS Development Company for the three and nine months ended September 30, 2008 and 2007.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2008	2007
Property management fees	$617,000	$623,000

Operating expenses reimbursement - Property	936,000	965,000
Operating expenses reimbursement - Multifamily Leasing	198,000	138,000
Operating expenses reimbursement - Administrative	278,000	358,000
Operating expenses reimbursement - Other	20,000	24,000

Total operating expenses reimbursed to affiliate	1,432,000	1,485,000

Professional and administrative expenses reimbursed to affiliate	383,000	406,000

Construction supervision fees	12,000	92,000
Commercial leasing fees	33,000	35,000

Total related party transactions	$2,477,000	$2,641,000

	(Unaudited)
	For the Nine Months Ended September 30,
	2008	2007
Property management fees	$1,846,000	$1,809,000

Operating expenses reimbursement - Property	2,781,000	2,773,000
Operating expenses reimbursement - Multifamily Leasing	523,000	374,000
Operating expenses reimbursement - Administrative	919,000	1,086,000
Operating expenses reimbursement - Other	75,000	88,000

Total operating expenses reimbursed to affiliate	4,298,000	4,321,000

Professional and administrative expenses reimbursed to affiliate	1,226,000	1,315,000

Construction supervision fees	159,000	214,000
Commercial leasing fees	41,000	308,000

Disposition fees included in gain on sale of discontinued operations	1,558,000	578,000

Total related party transactions	$9,128,000	$8,545,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended September 30, 2008 and 2007, we were charged approximately $12,000 for property maintenance fees from affiliates of NTS Development Company.  During the nine months ended September 30, 2008 and 2007, we were charged approximately $44,000 and $52,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center at a rental rate of $14.50 per square foot.  We received rental payments from NTS Development Company of approximately $74,000 and $222,000 during each of the three and nine months ended September 30, 2008 and 2007.  The average per square foot rental rate for similar space in NTS Center as of September 30, 2008 was $14.52 per square foot.

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

	(Unaudited)
	Three Months Ended September 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$309,808	$1,519,488	$10,897,375	$(8,044)	$12,718,627
Tenant reimbursements	-	18,804	432,194	-	-	450,998

Total revenue	-	328,612	1,951,682	10,897,375	(8,044)	13,169,625

Operating expenses and operating expenses reimbursed to affiliate	-	32,484	694,157	4,007,355	-	4,733,996
Management fees	-	16,344	87,487	512,868	-	616,699
Property taxes and insurance	-	15,273	235,626	1,371,994	31,235	1,654,128
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	746,972	746,972
Depreciation and amortization	-	66,447	582,396	4,745,092	-	5,393,935

Total operating expenses	-	130,548	1,599,666	10,637,309	778,207	13,145,730

Operating income (loss)	-	198,064	352,016	260,066	(786,251)	23,895

Interest and other income	-	71	4,512	15,424	94,986	114,993
Interest expense	-	(110,566)	(526,435)	(3,298,133)	71,819	(3,863,315)
Loss on disposal of assets	-	-	(72,254)	(12,594)	-	(84,848)
Minority interest	-	-	-	(480,602)	-	(480,602)

Income (loss) from continuing operations	-	87,569	(242,161)	(2,554,635)	(619,446)	(3,328,673)
Discontinued operations, net	-	-	(3,615)	-	-	(3,615)

Net income (loss)	$-	$87,569	$(245,776)	$(2,554,635)	$(619,446)	$(3,332,288)

Land, buildings and amenities, net	$-	$7,336,858	$30,554,753	$316,418,758	$-	$354,310,369

	(Unaudited)
	Three Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$324,976	$1,351,692	$9,133,628	$(30,971)	$10,779,325
Tenant reimbursements	-	19,357	400,727	-	-	420,084

Total revenue	-	344,333	1,752,419	9,133,628	(30,971)	11,199,409

Operating expenses and operating expenses reimbursed to affiliate	-	37,447	588,955	3,243,397	-	3,869,799
Management fees	-	16,874	87,821	424,167	-	528,862
Property taxes and insurance	-	13,971	222,514	1,058,060	33,737	1,328,282
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	742,147	742,147
Depreciation and amortization	-	67,802	386,999	3,761,414	-	4,216,215

Total operating expenses	-	136,094	1,286,289	8,487,038	775,884	10,685,305

Operating income (loss)	-	208,239	466,130	646,590	(806,855)	514,104

Interest and other income	-	-	343	18,263	-	18,606
Interest expense	-	(113,243)	(287,592)	(2,880,744)	(126,946)	(3,408,525)
Loss on disposal of assets	-	-	(8,225)	-	-	(8,225)
Minority interest	-	-	-	(375,648)	-	(375,648)

Income (loss) from continuing operations	-	94,996	170,656	(1,840,243)	(933,801)	(2,508,392)
Discontinued operations, net	8,067	-	537,647	-	-	545,714

Net income (loss)	$8,067	$94,996	$708,303	$(1,840,243)	$(933,801)	$(1,962,678)

Land, buildings and amenities, net	$-	$7,495,763	$29,260,192	$291,409,895	$-	$328,165,850

	(Unaudited)
	Nine Months Ended September 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$943,241	$4,742,349	$29,923,596	$(107,740)	$35,501,446
Tenant reimbursements	-	65,977	1,200,042	-	-	1,266,019

Total revenue	-	1,009,218	5,942,391	29,923,596	(107,740)	36,767,465

Operating expenses and operating expenses reimbursed to affiliate	-	115,359	1,943,939	10,626,044	-	12,685,342
Management fees	-	47,893	272,242	1,412,863	-	1,732,998
Property taxes and insurance	-	44,358	689,217	4,170,952	93,705	4,998,232
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	2,159,537	2,159,537
Depreciation and amortization	-	219,274	1,368,117	12,889,794	-	14,477,185

Total operating expenses	-	426,884	4,273,515	29,099,653	2,253,242	36,053,294

Operating income (loss)	-	582,334	1,668,876	823,943	(2,360,982)	714,171

Interest and other income	-	71	7,347	41,037	220,980	269,435
Interest expense	-	(332,749)	(1,470,061)	(8,947,555)	(82,132)	(10,832,497)
Loss on disposal of assets	-	-	(131,934)	(32,652)	-	(164,586)
Minority interest	-	-	-	(1,441,046)	-	(1,441,046)

Income (loss) from continuing operations	-	249,656	74,228	(6,674,181)	(2,222,134)	(8,572,431)
Discontinued operations, net	10,760	-	321,034	-	-	331,794
Gain on sale of discontinued operations	120,598	-	18,789,535	-	-	18,910,133

Net income (loss)	$131,358	$249,656	$19,184,797	$(6,674,181)	$(2,222,134)	$10,669,496

Land, buildings and amenities, net	$-	$7,336,858	$30,554,753	$316,418,758	$-	$354,310,369

	(Unaudited)
	Nine Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$1,038,911	$4,075,807	$25,208,128	$(327,208)	$29,995,638
Tenant reimbursements	-	59,185	1,221,636	-	-	1,280,821

Total revenue	-	1,098,096	5,297,443	25,208,128	(327,208)	31,276,459

Operating expenses and operating expenses reimbursed to affiliate	-	112,577	1,685,731	9,088,841	-	10,887,149
Management fees	-	53,827	264,678	1,204,530	-	1,523,035
Property taxes and insurance	-	41,868	673,233	3,207,699	101,210	4,024,010
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	2,324,265	2,324,265
Depreciation and amortization	-	203,405	1,307,961	10,291,279	-	11,802,645

Total operating expenses	-	411,677	3,931,603	23,792,349	2,425,475	30,561,104

Operating income (loss)	-	686,419	1,365,840	1,415,779	(2,752,683)	715,355

Interest and other income	-	-	1,727	63,063	16,877	81,667
Interest expense	-	(329,645)	(1,122,027)	(7,664,349)	(343,461)	(9,459,482)
Loss on disposal of assets	-	-	(46,438)	(10,706)	-	(57,144)
Minority interest	-	-	-	(667,944)	-	(667,944)

Income (loss) from continuing operations	-	356,774	199,102	(5,528,269)	(3,079,267)	(8,051,660)
Discontinued operations, net	22,493	-	857,420	-	-	879,913
Gain on sale of discontinued operations	-	-	13,482,291	-	-	13,482,291

Net income (loss)	$22,493	$356,774	$14,538,813	$(5,528,269)	$(3,079,267)	$6,310,544

Land, buildings and amenities, net	$-	$7,495,763	$29,260,192	$291,409,895	$-	$328,165,850

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 25, 2008, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2008.

Results of Operations

As of September 30, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties, 7 office and business centers and 3 retail properties. We generate substantially all of our operating income from property operations.

Net loss for the three months ended September 30, 2008 and 2007 was approximately $3,332,000 and $1,963,000, respectively.  Net income for the nine months ended September 30, 2008 and 2007 was approximately $10,669,000  and $6,311,000, respectively.  During 2007 we acquired majority interest in The Overlook Apartments (March 2007) and Creek’s Edge Apartments (August 2007) as a tenant in common with an unaffiliated third party.  During 2008 we acquired Shelby Farms Apartments (June 2008).  Collectively these acquisitions are referred to as our “2007 and 2008 acquisitions”.  Our increased net loss for the three months ended September 30, 2008 was primarily the result of increased operating and interest expense as a result of our 2007 and 2008 acquisitions.  Our increased net income for the nine months ended September 30, 2008 was driven by our Gain on sale of discontinued operations of approximately $18,900,000 for that period in 2008, up from approximately $13,500,000 during the comparable period in 2007.  The remaining variance of approximately $1,100,000 was primarily due to increased interest expense.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2008 and 2007.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$328,612	$1,951,682	$10,897,375	$(8,044)	$13,169,625
Operating expenses and operating expenses reimbursed to affiliate	-	32,484	694,157	4,007,355	-	4,733,996
Depreciation and amortization	-	66,447	582,396	4,745,092	-	5,393,935
Total interest expense	-	(110,566)	(526,435)	(3,298,133)	71,819	(3,863,315)
Net income (loss)	-	87,569	(245,776)	(2,554,635)	(619,446)	(3,332,288)

	(Unaudited)
	Three Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$344,333	$1,752,419	$9,133,628	$(30,971)	$11,199,409
Operating expenses and operating expenses reimbursed to affiliate	-	37,447	588,955	3,243,397	-	3,869,799
Depreciation and amortization	-	67,802	386,999	3,761,414	-	4,216,215
Total interest expense	-	(113,243)	(287,592)	(2,880,744)	(126,946)	(3,408,525)
Net income (loss)	8,067	94,996	708,303	(1,840,243)	(933,801)	(1,962,678)

	(Unaudited)
	Nine Months Ended September 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$1,009,218	$5,942,391	$29,923,596	$(107,740)	$36,767,465
Operating expenses and operating expenses reimbursed to affiliate	-	115,359	1,943,939	10,626,044	-	12,685,342
Depreciation and amortization	-	219,274	1,368,117	12,889,794	-	14,477,185
Total interest expense	-	(332,749)	(1,470,061)	(8,947,555)	(82,132)	(10,832,497)
Net income (loss)	131,358	249,656	19,184,797	(6,674,181)	(2,222,134)	10,669,496

	(Unaudited)
	Nine Months Ended September 30, 2007
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$1,098,096	$5,297,443	$25,208,128	$(327,208)	$31,276,459
Operating expenses and operating expenses reimbursed to affiliate	-	112,577	1,685,731	9,088,841	-	10,887,149
Depreciation and amortization	-	203,405	1,307,961	10,291,279	-	11,802,645
Total interest expense	-	(329,645)	(1,122,027)	(7,664,349)	(343,461)	(9,459,482)
Net income (loss)	22,493	356,774	14,538,813	(5,528,269)	(3,079,267)	6,310,544

Occupancy levels at our continuing properties by segment as of September 30, 2008 and 2007 were as follows:

	2008	2007
Commercial	78.3%	73.7%
Multifamily	93.8%	94.7%
Retail	97.0%	98.2%
Land	N/A	N/A

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commercial	78.8%	74.1%	77.4%	74.3%
Multifamily	94.1%	95.3%	93.3%	95.2%
Retail	97.0%	98.2%	97.5%	98.2%
Land	N/A	N/A	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ended September 30, 2008 and 2007.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $13,170,000 and $11,199,000, respectively.  Rental income and tenant reimbursement from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $36,767,000 and $31,276,000, respectively.  The increases of $1,971,000 or 18% and $5,491,000 or 18% were primarily due to our 2007 and 2008 acquisitions  which contributed additional revenue of $1,500,000 or 75% and $3,900,000 or 71% during the three and nine months ended September 30, 2008, respectively.  The remaining increase of $500,000 or 25% and $1,600,000 or 29% for the three and nine months ended September 30, 2008, respectively, is attributable to increased average monthly rent per unit at our existing multifamily properties.  Average monthly rent per unit increased by $39 or 4% per month for the three months ended September 30, 2008 over the comparable period in 2007.   Average monthly rent per unit increased by $39 or 4% per month for the nine months ended September 30, 2008 over the comparable period in 2007.  Average monthly rent per unit for the three months ended September 30, 2008 and 2007 were $955 and $916, respectively.  Average monthly rent per unit for the nine months ended September 30, 2008 and 2007 were $945 and $906, respectively.  Average monthly rent per unit is calculated for our multifamily properties acquired before 2007.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $3,302,000 and $2,559,000, respectively.  The increase of $743,000, or 29%, was primarily due to a $291,000 increase at Creek’s Edge Apartments and Shelby Farms Apartments along with $193,000 increased expense at The Willows Apartments for repairs and maintenance.  The increase was also due to $110,000 at Lakeshore Business Centers and $149,000 across all multi-family properties for repairs and maintenance.  Operating expenses from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $8,654,000 and $7,148,000, respectively.  The increase of $1,506,000, or 21%, was primarily due to a $718,000 increase from our 2007 and 2008 acquisitions. The increase is also due to a $261,000 increase at The Willows of Plainview Apartments, $178,000 increase at Willow Lake Apartments and $74,000 increase across all multifamily properties for repairs and maintenance. The remaining increase is due to a $259,000 increase across all commercial properties and a $16,000 increase at Springs Station Retail for repairs and maintenance.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $1,432,000 and $1,311,000, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $4,031,000 and $3,739,000, respectively.  The increases of approximately $121,000, or 9%, and $292,000, or 8%, were primarily due to the cost of reimbursing NTS Development Company for the employees of our 2007 and 2008 acquisitions.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Property	$936,000	$852,000	$2,627,000	$2,414,000
Multifamily Leasing	198,000	139,000	523,000	374,000
Administrative	278,000	299,000	821,000	887,000
Other	20,000	21,000	60,000	64,000

Total	$1,432,000	$1,311,000	$4,031,000	$3,739,000

Management Fees

Management fees from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $617,000 and $529,000, respectively.  Management fees from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $1,733,000 and $1,523,000, respectively.  The increases of approximately $88,000, or 17%, and $210,000, or 14%, were primarily due to our 2007 and 2008 acquisitions along with our management fee on a one time lease termination payment by a former tenant at Lakeshore Business Center II in 2008.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $1,654,000 and $1,328,000, respectively.  The increase of approximately $326,000, or 25% was primarily due to Creek’s Edge Apartments and Shelby Farms Apartments $200,000 in property taxes and $73,000 increase in property taxes at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments along with $36,000 for insurance. Property taxes and insurance from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $4,998,000 and $4,024,000, respectively.  The increase of approximately $974,000, or 24%, was primarily due to increased property tax expense of $490,000 at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments as a result of increased property tax assessments.  We are continuing to appeal the property tax assessments on these three properties located in Marion County, Indiana.  There can be no assurance these appeals will be successful or completed in a timely manner.  If the remaining appeals are not successful, the resulting property taxes that we estimate paying during 2008 related to the aforementioned three properties under appeal could exceed the 2007 property tax expense on those properties by approximately $1 million. The increase was also due to $481,000 from our 2007 and 2008 acquisitions.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $364,000 and $336,000, respectively.  The increase of $28,000, or 8%, was primarily due to an increase in bank fees.  Professional and administrative expenses from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $933,000 and $1,009,000, respectively.  The decrease of $76,000, or 8%, was primarily due to a decrease in legal and professional fees.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2008 and 2007 were approximately $383,000 and $406,000, respectively.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2008 and 2007 were approximately $1,226,000 and $1,315,000, respectively.  The decreases of $23,000, or 6%, and $89,000, or 7%, were primarily due to reduced personnel costs reimbursed to NTS Development Company.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Finance	$95,000	$95,000	$293,000	$319,000
Accounting	175,000	204,000	586,000	616,000
Investor Relations	72,000	69,000	224,000	265,000
Human Resources	5,000	4,000	15,000	14,000
Overhead	36,000	34,000	108,000	101,000

Total	$383,000	$406,000	$1,226,000	$1,315,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended September 30, 2008 and 2007 was approximately $5,394,000 and $4,216,000, respectively.  Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2008 and 2007 was approximately $14,477,000 and $11,803,000, respectively.  The increases of $1,178,000, or 28%, and $2,674,000, or 23%, were primarily due to our 2007 and 2008 acquisitions.

Interest and Other Income

Interest and other income from continuing operations for the three months ended September 30, 2008 and 2007 was approximately $115,000 and $19,000, respectively.  Interest and other income from continuing operations for the nine months ended September 30, 2008 and 2007 was approximately $269,000 and $82,000, respectively.  The increases of $96,000, and $187,000, were primarily due to interest earned on the proceeds from the sale of the Office Portfolio (May 2008) along with interest earned on our notes receivable from an unaffiliated third party as consideration from the sale of the Office Portfolio.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2008 and 2007 was approximately $3,863,000 and $3,409,000, respectively.  The increase of $454,000, or 13%, was primarily due to the 2008 acquisition of Shelby Farms. Interest expense from continuing operations for the nine months ended September 30, 2008 and 2007 was approximately $10,832,000 and $9,459,000, respectively. The increase of $1,373,000, or 15%, was primarily due to our 2007 and 2008 acquisitions.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2008 and 2007 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  These replacements included roof replacements, heating and air conditioning units, tenant finish renovations and signage.

Minority Interest

Minority interest for the three and nine months ended September 30, 2008 and 2007 includes the net loss attributable to the minority holder of the tenant in common interests in our properties acquired in 2007 as a tenant in common with an unaffiliated third party.  The properties are The Overlook Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Discontinued Operations, net for the three months ended September 30, 2008 was a net loss of approximately $4,000 and net income of approximately $546,000, for the three months ended September 30, 2007.  The decrease was due to the sale of the Office Portfolio (May 2008).  Discontinued operations, net for the nine months ended September 30, 2008 and 2007, was approximately $332,000 and $880,000, respectively.

Discontinued operations, net for the nine months ended September 30, 2008, includes the net operating results for the properties previously sold as listed below.

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the nine months ended September 30, 2008 was approximately $18.9 million, due to the sale of the Office Portfolio on May 1, 2008.  Gain on sale of discontinued operations for the nine months ended September 30, 2007 was approximately $13.5 million, due to the sale of the Springs Medical Office Center and Springs Office Center on February 12, 2007.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but does not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from mortgage loans and notes payable.  Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The following table summarizes our approximate sources/uses of cash flow for the nine months ended September 30, 2008 and 2007:

	(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Operating activities	$3,176,000	$6,321,000
Investing activities	1,314,000	(47,142,000)
Financing activities	(4,779,000)	41,287,000

Net (decrease) increase in cash and equivalents	$(289,000)	$466,000

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $3.2 million from $6.3 million, for the nine months ended September 30, 2008 and 2007, respectively.  This decrease was primarily due to reserving approximately $4.6 million of restricted cash at September 30, 2008 from the proceeds of our sale of the Office Portfolio that we expect to use to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like kind” replacement property in order to defer recognition of gain for federal tax purposes offset by an increase of $1.5 million in other liabilities.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $1.3 million, compared to net cash used in investing activities of $47.1 million, for the nine months ended September 30, 2008 and 2007, respectively.  The change was primarily due to $23.8 million additional proceeds related to property dispositions and $37.3 million decrease in cash used to fund property acquisitions than in the comparable prior period partially offset by issuing notes receivable to the unaffiliated third party purchaser of the Office Portfolio for $3.5 million along with a $10 million decrease in cash provided by joint venture investment.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $4.8 million, compared to cash provided by financing activities of $41.3 million, for the nine months ended September 30, 2008 and 2007, respectively.  Our 2008 activity included repayment of mortgages and our revolving note payable from the proceeds of our sale of the Office Portfolio totaling approximately $36.3 million along with principal payments on mortgages of $2.5 million and cash distributions of $3.2 million, which was partially offset by an increase in our revolving note payable of $5.0 million, a $6.2 million increase in mortgage payable, notes payable of $27.8 million issued for the temporary financing of Shelby Farms and mortgages payable of $26.3 million issued for the permanent financing of Shelby Farms. We repaid the temporary financing of $27.8 million notes payable when we obtained permanent financing for Shelby Farms.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy and operating results remaining at a level which provides for debt payments, distributions to our limited partners and adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.3 million on September 30, 2008.

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

On September 15, 2008, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.08 per unit on our limited partnership units. The distribution was paid on October 16, 2008, to limited partners of record at the close of business on September 30, 2008.

Pursuant to leasing agreements signed by September 30, 2008, we are obligated to incur expenditures of approximately $1.4 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate seeking renewal or refinancing of our note payable coming due in the next twelve months.

Our availability on the revolving note payable was approximately $4.6 million as of September 30, 2008.

Property Transactions

During the nine months ended September 30, 2008, we made the following property acquisitions:

Acquisitions

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Shelby Farms (1)	Memphis, TN	450	June 27, 2008	$41,000,000

(1)          Financed by a mortgage payable to a bank of $26.3 million.  Ownership percentage at September 30, 2008 was 100%.

Dispositions

During the nine months ended September 30, 2008, we made the following property dispositions:

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

(1)          The $56.0 million sale resulted in a gain of approximately $19.0 million.  We used net proceeds of approximately $54.0 million to pay down $19.4 million on our revolving note payable, repaid our $2.6 million mortgage payable to an insurance company, repaid our $14.3 million mortgage payable to a bank, used $13.1 million to acquire Shelby Farms, and had $4.3 million remaining that we intend to invest in replacement of “like kind” property.

On March 26, 2008, we and an unaffiliated third party entered into an agreement to purchase a parcel of land totaling approximately 11 acres for an aggregate purchase price of $5.3 million from an affiliate, Orlando Lake Forest Joint Venture.  On July 31, 2008, the agreement was terminated pursuant to its terms.

On August 27, 2008, we entered into an agreement to purchase Courtney Estates, a multifamily property located in Raleigh, North Carolina, from an unaffiliated third party. On October 9, 2008, we announced that we terminated the agreement in accordance with our rights under the agreement.

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

At September 30, 2008 we had approximately $4.6 million of proceeds from the sale of the Office Portfolio remaining to be invested in replacement “like kind” property.  Our ability to successfully invest the remaining proceeds in accordance with Section 1031 of the Internal Revenue Code and qualifying all of the proceeds for exclusion from gain recognition for federal income tax purposes is dependent on many factors including a time limit of 180 days and there can be no assurance that we will be successful in doing so.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments, is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $34.4 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $344,000 annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009.

The fair value of the interest rate swap agreement at September 30, 2008, was approximately $288,000 and is included in other liabilities on our Consolidated Balance Sheet.  During the three months ended September 30, 2008, we recognized a net gain of approximately $118,000 and made net payments of approximately $119,000.  For the nine months ended September 30, 2008, we recognized a total expense of approximately $188,000.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of September 30, 2008 under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$360,196,876	$52,342,570	$35,906,447	$34,214,031	$237,733,828
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$360,196,876	$52,342,570	$35,906,447	$34,214,031	$237,733,828

(1)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(2)          We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 – Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing general partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2008.

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

On May 16, 2008, we announced that entities created by Mr. J.D. Nichols commenced pre-arranged trading plans to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  The plans authorize their administrator, Wells Fargo Investments, LLC, to purchase up to $1,200,000 and $168,000 of the Company’s limited partnership units from time to time through no later than April 2010 and November 2008, respectively.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the nine months ended September 30, 2008, 59,700 units were purchased by the entities controlled or established by Mr. Nichols pursuant to the trading plans announced March 14, 2008 and May 16, 2008, respectively.

Unit Repurchase Information:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2008	2,800	$4.89	184,491	(2)		(1)

August 2008	10,400	$5.23	194,891	(2)		(1)

September 2008	18,000	$5.27	212,891	(2)		(1)
						(1)
Total	31,200	$5.13	212,891	(2)		(1)

(1)          A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

(2)          Represents the total number of our limited partnership units that have been purchased pursuant to the trading plans by entities controlled or created by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	November 7, 2008

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	November 7, 2008