Form 10-K
period 2008-12-31
NTS REALTY HOLDINGS LP
filed 2009-03-31
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10172 Linn Station Road Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (502) 426-4800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Limited Partnership Units	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

As of June 30, 2008, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $26,639,916, based on the closing price of the American Stock Exchange.  As of March 31, 2009, there were 11,380,760 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2009 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 - BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a limited partnership in the State of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities.  The merger was completed on December 28, 2004 after a majority of each Partnership’s limited partners voted for the merger.  The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist.  Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.  The merger was part of a court approved settlement of class action litigation involving the Partnerships.  Prior to the merger and contribution, we had no operations and a limited amount of assets.  On December 29, 2004, the American Stock Exchange began to list our limited partnership units (the “Units”) for trading.  Our Units currently are listed on the NYSE Amex under the trading symbol “NLP.”  As used in this Form 10-K the terms “we”, “us” or “our”, as the context requires, may refer to NTS Realty, its interests in properties and tenants in common.

At December 31, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties; 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 668,000 square feet.  Our multifamily properties contain 3,672 units.  Our retail properties contain approximately 210,000 square feet.

NTS Realty Capital, Inc. (“NTS Realty Capital”) and NTS Realty Partners, LLC serve as our general partners.  Our partnership agreement vests principal management discretion in our managing general partner, NTS Realty Capital, which has the exclusive authority to oversee our business and affairs, subject only to the restrictions in our certificate of limited partnership and partnership agreement.  NTS Realty Capital has a five-member board of directors, the majority of whom must be considered to be “independent directors” under the standards promulgated by the New York Stock Exchange.  Our limited partners have the power to elect these directors on an annual basis.

We do not have any employees.  NTS Development Company (“NTS Development”), an affiliate of our general partners, oversees and manages the day-to-day operations of our properties pursuant to an amended and restated management agreement.  Pursuant to our management agreement, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned through joint venture as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the agreement, NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition of our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

The independent directors engaged an independent nationally recognized real estate expert (the “expert”) to assist them in their review of the management agreement entered into as of December 28, 2004.  The expert made suggestions as to the types and amounts of fees and reimbursements to be included in the amended and restated management agreement and assisted in the drafting of the amended and restated management agreement.  The amended and restated management agreement was approved by the independent directors and entered into on April 11, 2006 and was effective as of December 29, 2005.  It is automatically renewed annually unless terminated pursuant to its terms.  The independent directors review the amended and restated management agreement periodically.

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

•                  make new investments in properties either wholly, as tenants in common or through joint ventures, including by, directly or indirectly, developing new properties; and

•                  preserve and protect the limited partners’ capital.

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

Competition

We compete with other entities to locate suitable properties for acquisition, to locate purchasers for our properties and to locate tenants for each of our properties.  Although our business is competitive, it is not seasonal to a material degree.  While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition.  This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur.  There are numerous other similar types of properties located in close proximity to each of our properties.  We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants.  The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged.  Competition to acquire existing properties from institutional investors and other publicly traded real estate limited partnerships and real estate investment trusts has increased substantially in the past several years.  In many of our markets, institutional investors, owners and developers of properties compete vigorously to acquire, develop and lease space.  Many of these competitors have substantially more resources than we do.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols.  As of December 31, 2008, Mr. Nichols beneficially owns approximately 58.5% of our issued and outstanding limited partnership units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  In addition, affiliates of our general partners currently own vacant lots located adjacent to our Outlet Mall property, located in Louisville, Kentucky.  These affiliates may acquire additional properties in the future, which are located adjacent to properties that we acquired in the merger or contribution.

Environmental Matters

We believe that our portfolio of properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  Independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties and joint ventures that we acquired in the merger and all properties acquired by us since the merger.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties.  These assessments may not, however, have revealed all environmental conditions, liabilities or compliance concerns.

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

Information concerning NTS Realty Holdings Limited Partnership is available through the NTS Development Company website (www.ntsdevelopment.com).  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “Investor Services” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

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

As of December 31, 2008, Mr. J.D. Nichols beneficially owns approximately 58.5% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their shares over their current trading prices.

Adverse economic conditions and disruptions in the function of credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may have the following consequences:

•                  the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                  significant job losses may occur, which may decrease rental demand, causing market rental rates and property values to be negatively impacted;

•                  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition opportunities and refinance existing debt, reduce our returns from our acquisitions and increase our future interest expense;

•                  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•                  the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold them.

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

Our partnership agreement requires us to distribute at least sixty-five percent (65%) of our “net cash flow from operations” to our limited partners.  There is no assurance that we will have any “net cash flow from operations” from which to pay distributions.  Our partnership agreement also permits our managing general partner to reinvest sales or refinancing proceeds in new or existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

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

We may invest in properties through joint ventures or as tenants in common, which add another layer of risk to our business.

We may acquire properties through joint ventures or as tenants in common, which could subject us to certain risks, which may not otherwise be present, if we made the investments directly.  These risks include:

•                  the potential that our joint venture partner may not perform;

•                  the joint venture partner or tenants in common may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;

•                  the joint venture partner or tenants in common may take actions contrary to our requests or instructions or contrary to our objectives or policies;

•                  the joint venture partner or tenants in common might become bankrupt or fail to fund its share of required capital contributions;

•                  we and the joint venture partner or tenants in common may not be able to agree on matters relating to the property; and

•                  we may become liable for the actions of our third-party joint venture partners or tenants in common.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

General

We own wholly or as a tenant in common with an unaffiliated third party, seven office buildings and business centers, twelve multifamily properties and three retail properties.  Set forth below is a description of each property:

Wholly Owned Properties

Office Buildings and Business Centers

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 123,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2008, there were 8 tenants leasing office space aggregating approximately 59,200 square feet, including 1,000 square feet which was leased but unoccupied.  NTS Center’s tenants are professional service entities, principally in real estate, secondary education and information services.  One of these tenants individually lease more than 10% of NTS Center’s net rentable area.  NTS Center was 47% occupied as of December 31, 2008.

•                  Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.  Sears Office Building was vacant as of December 31, 2008.

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2008, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2008.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,400 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2008, there were 19 tenants leasing space aggregating approximately 91,700 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 91% occupied as of December 31, 2008.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 94,600 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2008, there were 20 tenants leasing space aggregating approximately 85,600 square feet including 17,500 square feet which was leased but unoccupied.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial and engineering services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 72% occupied as of December 31, 2008.

•                  Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2008, there were 4 tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally in insurance services, consulting services, real estate development and engineering.  All four of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2008.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 194,700 net rentable square feet in Atlanta, Georgia.  As of December 31, 2008, there were 41 tenants leasing space aggregating approximately 154,100 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually lease more than 10% of Peachtree’s net rentable area.  Peachtree was 79% occupied as of December 31, 2008.

Multifamily Properties

•                  Park Place Apartments (formerly Park Place Apartments Phases I, II and III), which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989 and Phase III was constructed in 2000.  As of December 31, 2008, the property was 93% occupied.

•                  The Willows of Plainview Apartments (formerly The Willows of Plainview Phases I and II and The Park at the Willows), which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on a 19-acre tract in Louisville, Kentucky.  As of December 31, 2008, the property was 97% occupied.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  As of December 31, 2008, the property was 94% occupied.

•                  The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  As of December 31, 2008, the property was 94% occupied.

•                  The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  As of December 31, 2008, the property was 90% occupied.

•                  The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on 12.1-acre tract in Nashville, Tennessee.  As of December 31, 2008, the property was 92% occupied.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Midlothian, Virginia.  As of December 31, 2008, the property was 82% occupied.

•                  Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 15.9-acre tract in Indianapolis, Indiana.  As of December 31, 2008, the property was 90% occupied.

•                  Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  As of December 31, 2008, the property was 91% occupied.

•                  Shelby Farms, which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007. As of December 31, 2008, the property was 87% occupied.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is approximately a 35,000 square foot facility in Louisville, Kentucky.  Bed, Bath & Beyond was 100% occupied as of December 31, 2008.

•                  Outlet Mall, which was constructed in 1983, is a 162,600 square foot mall in Louisville, Kentucky which as of December 31, 2008 was 100% occupied.  The property is occupied by Garden Ridge L.P.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2008, there were 6 tenants leasing space aggregating approximately 10,900 square feet.  The tenants are professional service entities,  principally in staffing, financial and medical equipment sales.  Three of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 90% occupied as of December 31, 2008.

Tenant in Common Properties

Multifamily Properties

•                  The Overlook at St. Thomas, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  As of December 31, 2008, the property was 92% occupied.  We own a 60% tenant in common interest in this property.

•                  Creek’s Edge at Stony Point, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  As of December 31, 2008, the property was 90% occupied.  We own a 51% tenant in common interest in this property.

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2008	2007	2006
OFFICE BUILDING OCCUPANCY
NTS Center	87%	78%	76%
Sears Office Building (1)	0%	0%	0%

BUSINESS CENTER OCCUPANCY
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	86%	73%	67%
Lakeshore Business Center Phase II	73%	82%	87%
Lakeshore Business Center Phase III	100%	98%	87%
Peachtree Corporate Center	82%	84%	88%

MULTIFAMILY OCCUPANCY
Park Place Apartments	96%	95%	90%
The Willows	95%	96%	95%
Willow Lake Apartments	96%	97%	95%
The Lakes Apartments	94%	97%	97%
The Grove at Richland	95%	95%	97%
The Grove at Whitworth	94%	96%	97%
The Grove at Swift Creek	88%	94%	95%
Castle Creek	96%	97%	96%
Lake Clearwater	95%	95%	91%
The Overlook at St. Thomas (2)	90%	93%	N/A
Creek’s Edge at Stony Point (2)	87%	84%	N/A
Shelby Farms	90%	N/A	N/A

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Outlet Mall	100%	100%	100%
Springs Station	60%	69%	89%

(1)          Sears Office Building was vacant and unoccupied at December 31, 2008, 2007 and 2006.

(2)          Property owned as a tenant in common with an unaffiliated third party.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2008.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
Garden Ridge (2)	162,617	$731,777	1.73%	03/12/10
Clarke Checks (2)	50,000	512,500	1.21%	08/31/10
Bed, Bath & Beyond (2)	34,953	384,483	0.91%	01/31/15
ECI Telecom (3)	29,287	380,731	0.90%	03/31/18
NTS Development Company (2)	20,368	295,336	0.70%	03/31/13
John J. Kirlin, Inc. (3)	20,135	256,281	0.61%	08/10/14
Patterson Dental Supply (3)	15,497	201,328	0.48%	10/31/13
Kimley Horn & Associates (3)	12,061	162,311	0.38%	02/28/14
Devry, Inc. (2)	9,294	156,388	0.37%	03/31/13
First American Default Information services (2)	11,137	129,980	0.31%	01/31/13

(1)          Annualized Base Rent means annual contractual rent.

(2)          A tenant of a Louisville, Kentucky property.

(3)          A tenant of a Fort Lauderdale, Florida property.

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly or through joint ventures as a tenant in common included in continuing operations as of December 31, 2008.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2008, the Libor Rate was 0.44%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Wholly Owned Properties	Interest Rate	Maturity Date	Balance on December 31, 2008
Lakeshore Business Center Phases I, II and III (1)	Libor + 1.80%	06/01/09	$23,907,000
NTS Realty Multifamily Properties I (2)	5.98%	01/15/15	71,041,740
NTS Realty Multifamily Properties II (3)	5.35%	01/15/15	32,001,720
NTS Realty I (4)	5.07%	03/15/15	27,534,884
NTS Realty III	Libor + 1.75%	05/31/09	6,482,149
Bed, Bath & Beyond (5)	9.00%	08/01/10	2,412,387
Clarke American	8.45%	11/01/15	2,277,378
The Lakes Apartments (6)	5.11%	12/01/14	11,575,911
Shelby Farms (7)	6.03%	09/01/18	26,328,500
			$203,561,669

Tenant in Common Properties

The Overlook Apartments (8)	5.72%	04/11/17	35,268,090
Creek’s Edge Apartments (9)	5.99%	11/15/17	22,750,000

(1)          This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin.

(2)          A balloon payment of $62,866,145 is due upon maturity.

(3)          A balloon payment of $28,300,138 is due upon maturity.

(4)          A balloon payment of $22,311,987 is due upon maturity.

(5)          A balloon payment of $2,213,097 is due upon maturity.

(6)          A balloon payment of $10,269,282 is due upon maturity.

(7)          A balloon payment of $23,148,594 is due upon maturity.

(8)          A balloon payment of $30,342,936 is due upon maturity.  We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common of this property.

(9)          A balloon payment of $20,100,323 is due upon maturity.  We are jointly and severally liable for this mortgage.  We own a 51% interest as a tenant in common of this property.

Our mortgages may be prepaid, but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES - 2008

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	1.97	$186,924
FL	Lakeshore Business Center Phase II	1.97	196,323
FL	Lakeshore Business Center Phase III	1.97	77,176
GA	Peachtree Corporate Center	3.18	108,842
IN	Willow Lake Apartments	2.95	249,907
IN	The Lakes Apartments	2.95	377,553
IN	Castle Creek Apartments	2.45	491,840
IN	Lake Clearwater Apartments	2.45	365,852
KY	Bed, Bath & Beyond	1.17	26,061
KY	Clarke American	1.12	36,308
KY	NTS Center	1.12	98,795
KY	Outlet Mall	1.12	87,843
KY	The Willows of Plainview Apartments	1.12	152,568
KY	Park Place Apartments	1.09	238,250
KY	Sears Office Building	1.12	60,155
KY	Springs Station	1.17	20,151
KY	The Overlook at St. Thomas (2)	0.97	407,147
TN	Shelby Farms	7.29	694,717
TN	The Grove at Richland Apartments	4.69	477,161
TN	The Grove at Whitworth Apartments	4.69	515,144
VA	The Grove at Swift Creek Apartments	0.95	226,558
VA	Creek’s Edge at Stony Point (2)	1.20	348,576
			$5,443,851

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

(2)          Properties owned as a tenant in common with an unaffiliated third party.

ITEM 3 - LEGAL PROCEEDINGS

   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our units ceased trading on the American Stock Exchange and now trade on the NYSE Amex under the symbol NLP.  The approximate number of record holders of our units at December 31, 2008 was 2,111.

High and low unit prices for the period January 1, 2007 through December 31, 2007 were $7.75 to $4.95, respectively.  Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low unit prices for the period January 1, 2008 through December 31, 2008 were $6.65 to $3.00, respectively.  Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the NYSE Amex or its predecessor, the American Stock Exchange, and distributions declared for each quarter during the years ended December 31, 2008 and 2007.

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
High	$5.20	$6.65	$6.50	$5.55
Low	$4.50	$4.85	$4.43	$3.00
Distributions declared	$1,138,076	$910,461	$910,461	$569,038

2007
High	$7.75	$7.54	$7.22	$6.59
Low	$7.00	$7.11	$6.50	$4.95
Distributions declared	$1,138,076	$1,138,076	$1,138,076	$1,138,076

We have a policy of paying regular distributions, although there is no assurance as to the payment of future distributions because they depend on future earnings, capital requirements and financial condition.  In addition, the payment of distributions is subject to the restrictions described in Part II, Item 8, Note 2, Section M, to the financial statements and discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On May 16, 2008, we announced that an entity controlled by our Chairman, Mr. J.D. Nichols, commenced a pre-arranged trading plan to purchase limited partnership units of NTS Realty Holdings Limited Partnership (the “Company”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Act”).  The plan authorizes its administrator, Wells Fargo Investments, LLC, to purchase up to $1.2 million of the Company’s limited partnership units from time to time through no later than April 2010.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

On December 1, 2008, we announced that two entities created by Mr. Nichols commenced pre-arranged trading plans to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  Each of the plans authorize its administrator, Wells Fargo Investments, LLC, to purchase up to approximately $0.1 million of the Company’s limited partnership units from time to time through no later than November 2009.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

On December 15, 2008, we announced that an entity controlled by Mr. Nichols commenced a pre-arranged trading plan to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  The plan authorizes its administrator, Wells Fargo Investments, LLC, to purchase up to approximately $0.4 million of the Company’s limited partnership units from time to time through no later than November 2009.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the year ended December 31, 2008, 118,900 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced May 16, 2008, December 1, 2008 and December 15, 2008, respectively. The table below summarizes activity pursuant to these plans for the quarterly period ended December 31, 2008.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs (1)
October 2008	27,000	$4.63	239,891	(2)		(1)

November 2008	20,300	$4.40	260,191	(2)		(1)

December 2008	11,900	$3.92	272,091	(2)		(1)

Total	59,200	$4.32	272,091	(2)		(1)

(1)          A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

(2)          Represents the total number of our limited partnership units that have been purchased pursuant to the trading plans by entities created or controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2008, 2007, 2006 and 2005 as well as selected historical combined condensed financial and operating data for 2004 as if NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, NTS-Properties VII, Ltd. (the “Partnerships”) and NTS Private Group were combined on a historical basis.  The combined financial information is presented to provide a basis for discussion.  This historical combined presentation reflects adjustments to the actual historical data to: 1) include a previously unconsolidated joint venture (Blankenbaker Business Center 1A); 2) eliminate the equity investment and minority interests in wholly combined joint ventures in the historical financial information of the applicable partnership; and 3) include any debt used by ORIG and its related interest cost to acquire interests in the Partnerships which was assumed by NTS Realty in the merger. Our selected financial data for 2007 has been restated to reflect the change in our consolidation policy with respect to undivided tenant in common interests as more fully described in Item 8, Note 14 - Restatement of the Consolidated Financial Statements.

We have derived the statement of operations and balance sheet data for the years ended December 31, 2008, 2007, 2006 and 2005 from our audited financial statements.  We have derived the statement of operations data for the period from January 1, 2004 to December 27, 2004 from our audited financial statements and the audited financial statements of the Partnerships and the NTS Private Group.  We have derived the combined condensed statement of operations data consisting of interest expense relating to ORIG’s debt from the unaudited financial statements of ORIG for the year ended December 31, 2004.  In the opinion of management, our unaudited financial statements have been prepared on a basis consistent with our audited financial statements and include all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of our financial condition and the results of operations as of such date and for such periods under U.S. generally accepted accounting principles.

SUMMARY STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

					Period Ended
	Years Ended December 31,				December 27,
	2008	2007	2006	2005	2004
		Restated			(unaudited)
STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$39,872,992	$35,847,494	$32,419,413	$16,646,789	$15,992,521
Tenant reimbursements	1,775,192	1,708,710	1,650,809	1,652,624	1,530,132

Total revenue	41,648,184	37,556,204	34,070,222	18,299,413	17,522,653

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	13,946,452	12,434,885	11,492,695	6,779,699	5,925,241
Management fees	2,066,817	1,888,891	1,730,835	777,720	929,175
Property taxes and insurance	5,692,086	4,830,917	4,070,371	2,148,341	1,728,633
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	2,878,772	3,143,436	3,499,623	4,077,411	4,747,700
Depreciation and amortization	14,970,783	13,419,185	12,903,509	5,057,066	4,685,294

Total operating expenses	39,554,910	35,717,314	33,697,033	18,840,237	18,016,043

OPERATING INCOME (LOSS)	2,093,274	1,838,890	373,189	(540,824)	(493,390)

Interest and other income and interest and other income reimbursed to affiliate	405,673	60,826	147,501	367,571	1,566,179
Interest expense and interest expense reimbursed to affiliate	(11,443,653)	(11,317,486)	(10,614,244)	(4,812,478)	(6,852,161)
Loss on disposal of assets	(168,419)	(66,052)	(146,254)	(412,383)	(16,584)
Settlement charge	—	—	—	—	(2,896,259)
Loss from investments in tenants in common	(2,377,927)	(1,608,295)	—	—	—
Income from investment in joint venture	—	—	—	953,300	—

Loss from continuing operations	(11,491,052)	(11,092,117)	(10,239,808)	(4,444,814)	(8,692,215)

Discontinued operations, net	330,505	1,555,331	1,404,637	2,406,427	(1,850,574)
Gain on sale of discontinued operations	18,910,133	13,482,291	49,950,486	270,842	—

NET INCOME (LOSS)	$7,749,586	$3,945,505	$41,115,315	$(1,767,545)	$(10,542,789)

Distributions declared	$3,528,036	$4,552,304	$5,690,804	$5,690,804	$—

Distributions declared per limited partnership unit	$0.31	$0.40	$0.50	$0.50	$—

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$278,847,073	$249,195,593	$260,381,716	$103,859,508	$107,095,228
Total assets	294,115,079	297,456,867	309,251,401	187,808,823	166,547,424
Mortgages and notes payable	203,561,669	206,710,646	218,215,006	135,197,509	109,878,858

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining,” on a historical consolidating basis, rental income exceeded the cash collected for rent by approximately $0.3 million for the year ended December 31, 2008.  Cash collected for rent exceeded rental income by approximately $0.3 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

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

	Years Ended December 31,
	2008	Restated 2007	2006
Operating activities	$7,866,000	$8,075,000	$9,077,000
Investing activities	1,414,000	10,227,000	(57,725,000)
Financing activities	(10,125,000)	(17,485,000)	43,267,000

Net (decrease) increase in cash and equivalents	$(845,000)	$817,000	$(5,381,000)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $7.9 million from $8.1 million, for the years ended December 31, 2008 and 2007, respectively.  This decrease was primarily due to an increase in cash used to satisfy accounts payable and accrued expenses primarily due to the sale of Atrium Center, Blankenbaker Business Center Phases I and II, Plainview Center, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”), along with a decrease in other liabilities including a decrease in land deposits and in the valuation of our interest rate swap.

Net cash provided by operating activities decreased from approximately $9.1 million for the year ended December 31, 2006 to approximately $8.1 million for the year ended December 31, 2007.  The decrease is primarily the result of an increased loss from continuing operations.  One of the most significant components of this increased loss was higher interest expense in our multifamily segment.

Cash Flow from Investing Activities

Net cash provided by investing activities decreased from approximately $10.2 million, for the year ended December 31, 2007 to approximately $1.4 million, for the year ended December 31, 2008.  The change was primarily due to $23.8 million in additional proceeds related to property dispositions than in the comparable prior period, partially offset by issuing notes receivable to the unaffiliated third party purchaser of the Office Portfolio for $3.5 million along with $10.4 million decrease in cash used to invest in joint ventures as a tenant in common, $1.7 million decrease in cash used for additions to land, buildings and amenities and $0.3 million decrease in deposits on property acquisitions.

Net cash used in investing activities was approximately $57.7 million for the year ended December 31, 2006 compared to cash provided by investing activities of approximately $10.2 million for the year ended December 31, 2007.  The change was primarily the result of decreased property acquisitions and dispositions in 2007 as compared to 2006 along with an increase in proceeds through investment in joint ventures as a tenant in common in 2007, as compared to 2006.

Cash Flow from Financing Activities

Net cash used in financing activities decreased from approximately $17.5 million for the year ended December 31, 2007 to approximately $10.1 million for the years ended December 31, 2008.  Our 2008 activity included repayment of mortgages and our revolving note payable from proceeds of our sale of the Office Portfolio totaling approximately $36.3 million along with principal payments on mortgages of $3.0 million, an additional payment of our revolving note payable of $4.6 million and cash distributions of $4.1 million, which were partially offset by an increase in our revolving note payable $5.0 million, a $6.2 million increase in mortgage payable, and an increase in mortgages payable of $26.3 million issued for the permanent financing of Shelby Farms.

Net cash provided by financing activities was approximately $43.3 million in 2006 as compared to cash used in financing activities of approximately $17.5 million in 2007.  The change is the result of additional payments on mortgages payable of $21.2 million in connection with the sale of Springs Medical Office Center and Springs Office Center compared to $7.0 million of additional payments on mortgages payable in the comparable prior period along with $38.0 million decrease in proceeds from mortgages payable and an $8.0 million decrease in proceeds from the revolving note payable.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $0 on December 31, 2008.

We made quarterly distributions of $0.10 per unit to our limited partners of record on April 16, 2008, $0.08 per unit to our limited partners of record on July 17 and October 16, 2008, respectively, and $0.05 per unit to our limited partners of record on January 16, 2009.

We do not anticipate a significant impact to our liquidity as a result of the vacancy at the Sears Office Building.  However, we may incur significant expenses if we enter into lease agreements for this property.

Pursuant to leasing agreements signed by December 31, 2008, we are obligated to incur expenditures of approximately $1.2 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments. We anticipate seeking renewal or refinancing of our note payable coming due in the next twelve months.

On March 14, 2008, we borrowed an additional $6.2 million on the $24.0 million mortgage payable.

Our availability on the revolving note payable was approximately $8.5 million at December 31, 2008.

On April 11, 2006, pursuant to the terms of the settlement agreement with respect to the class action litigation involving the Partnerships, the independent directors of our managing general partner approved an amended and restated management agreement with NTS Development Company, our affiliate.  The independent directors engaged a nationally recognized real estate expert to assist them in their review of the existing management agreement.  The amended and restated management agreement became effective as of December 29, 2005 and is automatically renewed annually unless terminated pursuant to its terms.  The independent directors review the amended and restated management agreement periodically.  The resulting disposition fees related to sales of our properties were approximately $1.6 million, $0.6 million and $0.9 million, construction supervision fees were approximately $0.2 million, $0.3 million and $0.2 million, and commercial leasing fees of approximately $41,000, $0.4 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, which may reasonably be expected to have a significant and material continuing impact on our future liquidity.

Property Transactions

Acquisitions

During the years ended December 31, 2008, 2007 and 2006, we made the following property acquisitions:

Wholly Owned Properties - Multifamily	Location	Units	Our Ownership	Date of Purchase		Purchase Price
Shelby Farms (1)	Memphis, TN	450	100%	June	2008	$41,000,000
Castle Creek Apartments	Indianapolis, IN	276	100%	March	2006	$27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March	2006	$23,000,001
The Grove at Richland Apartments	Nashville, TN	292	100%	February	2006	$45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February	2006	$27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February	2006	$44,254,500

Tenant in Common Properties — Multifamily	Location	Units	Our Ownership	Date of Purchase		Purchase Price
Creek’s Edge at Stony Point	Richmond, VA	202	51%	August	2007	$32,300,000
The Overlook at St. Thomas	Louisville, KY	484	60%	March	2007	$46,000,000

(1)          Financed by a $26.3 million mortgage payable to a bank.

Dispositions

During the years ended December 31, 2008, 2007 and 2006 we made the following property dispositions:

Wholly Owned Properties - Multifamily	Units	Our Ownership	Date of Sale
Golf Brook Apartments (1)	195	100%	February	2006
Sabal Park Apartments (2)	162	100%	February	2006

Wholly Owned Properties - Commercial	Square Feet	Our Ownership	Date of Sale
Atrium Center (7)	104,286	100%	May	2008
Blankenbaker Business Center I (7)	160,689	100%	May	2008
Blankenbaker Business Center II (7)	77,408	100%	May	2008
Anthem Office Center (7)	85,305	100%	May	2008
Plainview Center (7)	98,000	100%	May	2008
Plainview Point Office Center Phase I and II (7)	57,301	100%	May	2008
Plainview Point Office Center Phase III (7)	61,680	100%	May	2008
ITT Parking Lot (7)	NA	100%	May	2008
Springs Medical Office Center (5)	100,565	100%	February	2007
Springs Office Center (6)	125,964	100%	February	2007
Commonwealth Business Center Phase I (3)	60,661	100%	May	2006
Commonwealth Business Center Phase II (4)	65,869	100%	May	2006

(1)          Gain of approximately $28.7 million.

(2)          Gain of approximately $19.6 million.

(3)          Gain of approximately $1.1 million.

(4)          Gain of approximately $0.6 million.

(5)          Gain of approximately $8.9 million.

(6)          Gain of approximately $4.6 million.

(7)          Gain of approximately $18.9 million.

On May 1, 2008, we sold the Office Portfolio.  All prior periods presented have been reclassified as items held for sale and discontinued operations, as appropriate.

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

We were unable to invest approximately $4.6 million of proceeds from the sale of the Office Portfolio in replacement “like-kind” property.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use all of these funds in a “like-kind exchange.”  The consequences include the recognition of gain on the transaction and related tax attributes.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phase II	Louisville, KY	Sold 2006
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006

The assets and liabilities held for sale were separately identified on our balance sheet at December 31, 2007.  No assets or liabilities were classified as held for sale on our balance sheet at December 31, 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
REVENUE:
Rental income	$2,281,996	$7,231,295	$10,604,799
Tenant reimbursements	189,462	320,361	546,091

Total revenue	2,471,458	7,551,656	11,150,890

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	794,448	2,424,590	3,707,044
Management fees	112,725	383,748	545,951
Property taxes and insurance	201,928	588,097	798,600
Depreciation and amortization	—	502,140	1,982,526

Total operating expenses	1,109,101	3,898,575	7,034,121

DISCONTINUED OPERATING INCOME	1,362,357	3,653,081	4,116,769

Interest and other income	8,806	50,255	24,601
Interest expense	(1,040,658)	(2,102,328)	(2,636,755)
Loss on disposal of assets	—	(45,677)	(99,978)

DISCONTINUED OPERATIONS, NET	$330,505	$1,555,331	$1,404,637

The components of long-lived assets held for sale at December 31, 2007, consisted primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2007 consisted primarily of accrued property tax liabilities, security deposit liabilities and any stand-alone mortgage on the properties being sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO DECEMBER 31, 2007,

AS COMPARED TO DECEMBER 31, 2006

This section includes our actual results of operations for the years ended December 31, 2008, 2007 and 2006.  As of December 31, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, seven office and business centers, twelve multifamily properties and three retail properties.  We generate substantially all of our operating income from property operations.

Net income for the three years ended December 31, 2008, 2007 and 2006 was approximately $7.8 million, $3.9 million and $41.1 million, respectively.  During 2006, we acquired The Grove at Richland Apartments, The Grove at Swift Creek Apartments, The Grove at Whitworth Apartments (February 2006), Castle Creek Apartments and Lake Clearwater Apartments (March 2006).  During 2008, we acquired Shelby Farms Apartments (June 2008).  Collectively these acquisitions are referred to as our “2006 acquisitions” and our “2008 acquisition”, respectively.  Our increased net income for the year ended December 31, 2008 as compared to 2007 was driven by our gain on sale of discontinued operations of approximately $18.9 million up from $13.5 million during the year ended in 2007, which was partially offset by a $1.6 million increase in depreciation expense.  Our decrease in net income for the year ended December 31, 2007 as compared to 2006 was due to a $37.0 million decrease in our gain on sale of discontinued operations of approximately $13.5 million in 2007 down from $49.9 million in 2006.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2008 and 2007 were approximately $41.6 million and $37.6 million, respectively.  The increase of $4.0 million, or 11%, was primarily the result of increased rental income of $2.3 million, or 58% from our  2008 acquisition along with an overall increase in rental income of $0.9 million across all of our remaining multifamily properties.  The increase is also due to a $0.7 million increase in rental income across the commercial segment.

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2007 and 2006 were approximately $37.6 million and $34.1 million, respectively.  The increase of $3.5 million, or 10%, was the result of our 2006 acquisitions, which contributed additional revenue of $2.9 million.  The remaining increase is primarily the result of an overall increase in rental income at all multifamily properties.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2008 and 2007 were approximately $9.5 million and $8.0 million, respectively.  The increase of $1.5 million, or 19%, was primarily the result of a $0.4 million increase in operating expenses due to our 2008 acquisition along with a $0.6 million increase across all multifamily properties for repairs and maintenance.  The increase is also the result of a $0.3 million increase at Lakeshore Business Centers for repairs and maintenance.

Operating expenses from continuing operations for the years ended December 31, 2007 and 2006 were approximately $8.0 million and $7.5 million, respectively.  The increase of $0.5 million, or 7%, was primarily the result of our 2006 acquisitions.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2008 and 2007 were approximately $4.5 million and $4.4 million, respectively.  The increase of $0.1 million, or 2%, was primarily due to the cost of reimbursing NTS Development Company for the employees of our 2008 acquisition.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2007 and 2006 were approximately $4.4 million and $4.0 million, respectively.  The increase of $0.4 million, or 10%, was primarily due to the cost of reimbursing NTS Development Company for the employees of our 2006 acquisitions.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	Years Ended December 31,
	2008	Restated 2007	2006
Property	$2,910,000	$2,881,000	$2,533,000
Multifamily Leasing	544,000	398,000	365,000
Administrative	967,000	1,099,000	1,086,000
Other	58,000	69,000	48,000

Total	$4,479,000	$4,447,000	$4,032,000

Management Fees

Management fees from continuing operations for the years ended December 31, 2008 and 2007 were approximately $2.1 million and $1.9 million, respectively.  The increase of $0.2 million, or 11%, was primarily due to our 2008 acquisition along with our management fee on a one-time lease termination payment by a former tenant at Lakeshore Business Center II in 2008.

Management fees from continuing operations for the years ended December 31, 2007 and 2006 were approximately $1.9 million and $1.7 million, respectively.  The increase of $0.2 million, or 12%, was primarily due to our 2006 acquisitions.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2008 and 2007 were approximately $5.7 million, and $4.8 million, respectively.  The increase of $0.9 million, or 19%, was primarily due to increased property tax expense of $0.7 million at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments as a result of increased property tax assessments.  We are continuing to appeal the property tax assessments on these three properties located in Marion County, Indiana.  There can be no assurance these appeals will be successful or completed in a timely manner.  This increase is also due to a $0.5 million increase in property taxes and insurance from our 2008 acquisition, offset by a $0.3 million decrease in property tax expense at Willow Lake Apartments.

Property taxes and insurance from continuing operations for the years ended December 31, 2007 and 2006 were approximately $4.8 million, and $4.1 million, respectively.  The increase of $0.7 million, or 17%, was primarily due to our 2006 acquisitions, which contributed additional expense of $0.5 million along with a $0.2 million increase in property tax expense at Willow Lake Apartments and The Lakes Apartments.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2008 and 2007 were approximately $1.3 million and $1.4 million, respectively.  The decrease of $0.1 million, or 7%, was primarily due to an overall decrease in legal and professional fees.

Professional and administrative expenses from continuing operations for the years ended December 31, 2007 and 2006 were approximately $1.4 million and $1.9 million, respectively.  The decrease of $0.5 million, or 26%, was primarily due to a decrease in legal fees related to the class action litigation filed in Kentucky including the settlement fees of $0.4 million along with an overall decrease in general litigation fees and loan fees.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2008 and 2007 were approximately $1.6 million and $1.7 million, respectively.  The decrease of $0.1 million, or 6%, was primarily due to decreased personnel costs and compensation reimbursed to NTS Development Company as a result of the sale of the Office Portfolio.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2007 and 2006 were approximately $1.7 million and $1.6 million, respectively.  The increase of $0.1 million, or 6%, was primarily due to increased personnel costs and compensation which were the result of our 2006 acquisitions and a change in allocation of personnel costs.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit. The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated Statements of Operations as “Professional and administrative expenses reimbursed to affiliate.”  The services provided by others are classified as “Professional and administrative expenses.”

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Finance	$388,000	$423,000	$400,000
Accounting	765,000	820,000	824,000
Investor Relations	294,000	335,000	227,000
Human Resources	20,000	18,000	18,000
Overhead	152,000	136,000	109,000

Total	$1,619,000	$1,732,000	$1,578,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the years ended December 31, 2008 and 2007 was approximately $15.0 million and $13.4 million, respectively.  The increase of $1.6 million, or 12%, was primarily due to our 2008 acquisition.

Depreciation and amortization from continuing operations for the years ended December 31, 2007 and 2006 was approximately $13.4 million and $12.9 million, respectively.  The increase of $0.5 million, or 4%, was primarily due to an increase in depreciation expense at Castle Creek Apartments and Lake Clearwater Apartments.

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2008 and 2007 was approximately $0.4 million and $0.1 million, respectively.  The increase of $0.3 million was primarily due to interest earned on the proceeds from the sale of the Office Portfolio along with interest earned on our notes receivable from an unaffiliated third party as consideration from the sale of the Office Portfolio and miscellaneous income from a prior tenant at NTS Center.

Interest and other income from continuing operations for the years ended December 31, 2007 and 2006 was approximately $0.1 million and $0.1 million, respectively.  For the years ended December 31, 2007 and 2006 there was no material change in interest and other income.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2008 and 2007 was approximately $11.4 million and $11.3 million, respectively.  For the years ended December 31, 2008 and 2007 there was no material change in interest expense.

Interest expense from continuing operations for the years ended December 31, 2007 and 2006 was approximately $11.3 million and $10.6 million, respectively.  The increase of $0.7 million, or 7%, was primarily the result of acquiring additional debt for our 2006 acquisitions.

Loss on Disposal of Assets

Loss on disposal of assets from continuing operations for the years ended December 31, 2008, 2007 and 2006 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the majority of our properties.  The 2008 replacements included roof replacements, heating and air conditioning units, tenant finish renovations and signage. The 2007 replacements include heating and air conditioning units, tenant improvements, signage, fitness equipment and telephone system replacement, amongst others.  The 2006 replacements include heating and air conditioning units, common area renovations, stairwell upgrades, access control upgrades, roof replacements, and tenant improvements, amongst others.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the years ended December 31, 2008 and 2007, includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party acquired in 2007.  The properties are The Overlook at St. Thomas and Creek’s Edge at Stony Point.

Discontinued Operations, Net

Discontinued operations, net for the years ended December 31, 2008 and 2007 were approximately $0.3 million and $1.6 million, respectively.  The decrease of $1.3 million, or 81%, was due to the sale of the Office Portfolio.

Discontinued operations, net for the years ended December 31, 2007 and 2006 were approximately $1.6 million and $1.4 million, respectively.  The increase of $0.2 million, or 14%, was due to an increase in net operating results of $0.3 million at Anthem Office Center.

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2008 was approximately $18.9 million, due to the sale of the Office Portfolio in May 2008.

Gain on sale of discontinued operations for the year ended December 31, 2007 was approximately $13.5 million due to the sale of the Springs Medical Office Center and the Springs Office Building in February 2007.

Gain on sale of discontinued operations for the year ended December 31, 2006 was approximately $50.0 million due to the sale of Golf Brook Apartments and Sabal Park Apartments in February 2006 and the sale of Commonwealth Business Center Phases I and II in May 2006.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2008 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$265,745,947	$43,727,448	$27,669,957	$25,918,378	$168,430,164
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$265,745,947	$43,727,448	$27,669,957	$25,918,378	$168,430,164

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $30.4 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.3 million annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expires.

The fair value of the interest rate swap agreement at December 31, 2008 was approximately $0.5 million and is included in Other Liabilities on our Consolidated Balance Sheet.  During the year ended December 31, 2008, we recognized a net loss of approximately $0.5 million on the interest rate swap agreement after any net payments received or made.

ITEM 8 – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NTS Realty Holdings Limited Partnership:

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Realty Holdings Limited Partnership at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 14 to the consolidated financial statements, the 2007 consolidated financial statements have been restated.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 30, 2009

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2008 and 2007

	2008	Restated – See Note 14 2007
ASSETS:
Cash and equivalents	$—	$845,337
Cash and equivalents - restricted	554,115	710,282
Accounts receivable, net of allowance for doubtful accounts of $90,932 and $100,028 at December 31, 2008 and 2007, respectively	1,642,311	973,363
Notes receivable	3,500,000	—
Land, buildings and amenities, net	278,847,073	249,195,593
Long-lived assets held for sale	—	33,958,931
Investments in and advances to tenants in common	6,432,165	8,810,092
Other assets	3,139,415	2,963,269

Total assets	$294,115,079	$297,456,867

LIABILITIES:
Mortgages and notes payable	$203,561,669	$206,710,646
Accounts payable and accrued expenses	2,637,291	3,734,486
Accounts payable and accrued expenses due to affiliate	267,388	573,621
Distributions payable	569,038	1,138,076
Security deposits	821,999	817,314
Long-lived liabilities held for sale	—	3,102,787
Other liabilities	5,168,237	4,512,030

Total liabilities	213,025,622	220,588,960

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ EQUITY	81,089,457	76,867,907

Total liabilities and partners’ equity	$294,115,079	$297,456,867

The accompanying notes to financial statements are an integral part of these statements.

 NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

	2008	Restated - See Note 14 2007	2006
REVENUE:
Rental income	$39,872,992	$35,847,494	$32,419,413
Tenant reimbursements	1,775,192	1,708,710	1,650,809

Total revenue	41,648,184	37,556,204	34,070,222

EXPENSES:
Operating expenses	9,467,119	7,988,011	7,461,163
Operating expenses reimbursed to affiliate	4,479,333	4,446,874	4,031,532
Management fees	2,066,817	1,888,891	1,730,835
Property taxes and insurance	5,692,086	4,830,917	4,070,371
Professional and administrative expenses	1,259,792	1,411,276	1,922,057
Professional and administrative expenses reimbursed to affiliate	1,618,980	1,732,160	1,577,566
Depreciation and amortization	14,970,783	13,419,185	12,903,509

Total operating expenses	39,554,910	35,717,314	33,697,033

OPERATING INCOME	2,093,274	1,838,890	373,189

Interest and other income	405,673	60,826	147,501
Interest expense	(11,443,653)	(11,317,486)	(10,614,244)
Loss on disposal of assets	(168,419)	(66,052)	(146,254)
Loss from investments in tenants in common	(2,377,927)	(1,608,295)	—

LOSS FROM CONTINUING OPERATIONS	(11,491,052)	(11,092,117)	(10,239,808)
Discontinued operations, net	330,505	1,555,331	1,404,637
Gain on sale of discontinued operations	18,910,133	13,482,291	49,950,486

NET INCOME	$7,749,586	$3,945,505	$41,115,315

Loss from continuing operations allocated to limited partners	$(10,769,637)	$(10,395,751)	$(9,596,995)
Discontinued operations, net allocated to limited partners	309,755	1,457,687	1,316,460
Gain on sale of discontinued operations allocated to limited partners	17,722,944	12,635,869	46,814,798

NET INCOME ALLOCATED TO LIMITED PARTNERS	$7,263,062	$3,697,805	$38,534,263

Loss from continuing operations per limited partnership unit	$(1.01)	$(0.98)	$(0.90)
Discontinued operations, net per limited partnership unit	0.03	0.14	0.12
Gain on sale of discontinued operations per limited partnership unit	1.66	1.19	4.39

NET INCOME PER LIMITED PARTNERSHIP UNIT	$0.68	$0.35	$3.61

Weighted average number of limited partnership interests	10,666,269	10,666,322	10,667,117

The accompanying notes to financial statements are an integral part of these statements.

 NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

	2008	Restated – See Note 14 2007	2006
OPERATING ACTIVITIES:
Net income	$7,749,586	$3,945,505	$41,115,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(18,910,133)	(13,482,291)	(49,950,486)
Loss on disposal of assets	168,419	111,729	246,232
Depreciation and amortization	15,662,011	14,709,779	15,947,736
Write-off of loan costs	—	36,868	—
Loss from investments in tenants in common	2,377,927	1,608,295	—
Changes in assets and liabilities:
Cash and equivalents - restricted	156,167	(244,765)	(78,659)
Accounts receivable	122,953	538,455	(97,155)
Other assets	1,773,415	(710,423)	(1,204,628)
Accounts payable and accrued expenses	(1,097,195)	(130,019)	1,062,545
Accounts payable and accrued expenses due to affiliate	(306,233)	(182,465)	382,948
Security deposits	(140,737)	(98,064)	148,906
Other liabilities	309,343	1,972,101	1,504,311

Net cash provided by operating activities	7,865,523	8,074,705	9,077,065

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(4,050,169)	(5,759,609)	(4,620,764)
Proceeds from sale of discontinued operations	49,963,973	26,104,758	77,483,821
Acquisitions	(41,000,000)	—	(131,162,176)
Deposits on property acquisitions	—	300,000	(300,000)
Notes receivable	(3,500,000)	—	—
Cash and equivalents - restricted	—	—	874,079
Investments in and advances to tenants in common	—	(10,418,387)	—

Net cash provided by (used in) investing activities	1,413,804	10,226,762	(57,725,040)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	60,310,500	4,500,000	42,500,000
Revolving note payable, net	(18,447,611)	8,051,729	16,878,031
Principal payments on mortgages payable	(2,971,554)	(2,962,771)	(2,814,553)
Additional payments on mortgages payable	(44,650,813)	(21,200,000)	(7,022,103)
Additions to loan costs	(268,112)	(182,788)	(583,664)
Cash distributions	(4,097,074)	(5,690,550)	(5,690,804)

Net cash (used in) provided by financing activities	(10,124,664)	(17,484,380)	43,266,907

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(845,337)	817,087	(5,381,068)

CASH AND EQUIVALENTS, beginning of year	845,337	28,250	5,409,318

CASH AND EQUIVALENTS, end of year	$—	$845,337	$28,250

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of land, buildings and amenities by debt assumption	$—	$—	$(33,377,982)
Mortgage payable assumed in acquisition	$—	$—	$33,377,982

Interest paid	$12,131,229	$12,707,600	$12,579,071

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2008, 2007 and 2006

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Balances on January 1, 2006	714,491	10,667,117	2,639,743	39,410,452	42,050,195

Net income	—	—	2,581,052	38,534,263	41,115,315

Distributions declared	—	—	(357,246)	(5,333,558)	(5,690,804)

Balances on December 31, 2006	714,491	10,667,117	4,863,549	72,611,157	77,474,706

Net income	—	—	247,700	3,697,805	3,945,505

Distributions declared	—	—	(285,795)	(4,266,509)	(4,552,304)

Retirement of limited partnership interests	—	(848)	—	—	—

Balances on December 31, 2007	714,491	10,666,269	4,825,454	72,042,453	76,867,907

Net income	—	—	486,524	7,263,062	7,749,586

Distributions declared	—	—	(221,492)	(3,306,544)	(3,528,036)

Balances on December 31, 2008	714,491	10,666,269	$5,090,486	$75,998,971	$81,089,457

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

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2008, we owned wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties; 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky; Fort Lauderdale (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 668,000 square feet.  We own multifamily properties containing 3,672 units and retail properties containing approximately 210,000 square feet.

The terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, one of the Partnerships or their interests in the properties and joint ventures listed below.

Note 2 - Significant Accounting Policies

A) Basis of Presentation

The consolidated financial statements include the accounts of all wholly-owned properties.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.  These properties owned as tenants in common had previously been consolidated in our 2007 financial statements, the year they were acquired.  See Note 14 — Restatement of the Consolidated Financial Statements for a discussion of this change.

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

B) Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The provisions of SFAS 157 were effective as of January 1, 2008: however, FASB Staff Position No 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of 2009.

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

C) Properties and Investments in Tenants in Common

During 2008, 2007 and 2006 NTS Realty acquired the following properties:

Property	Location	Units	Date of Purchase
Shelby Farms(1)	Memphis, Tennessee	450	June	2008
Creek’s Edge at Stony Point(2)	Richmond, Virginia	202	August	2007
The Overlook at St. Thomas(3)	Louisville, Kentucky	484	March	2007
Castle Creek Apartments	Indianapolis, Indiana	276	March	2006
Lake Clearwater Apartments	Indianapolis, Indiana	216	March	2006
The Grove at Richland	Nashville, Tennessee	292	February	2006
The Grove at Whitworth	Nashville, Tennessee	301	February	2006
The Grove at Swift Creek	Richmond, Virginia	240	February	2006

(1)          Financed by a $26.3 million mortgage payable to a bank.

(2)          Property owned as a tenant in common with an unaffiliated third party.  Financed by a $22.8 million mortgage payable to a bank.  We are jointly and severally liable for this mortgage.  We own a 51% interest as a tenant in common of this property.

(3)          Property owned as a tenant in common with an unaffiliated third party.  Financed by a $35.3 million mortgage payable to a bank.  We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common of this property.

D) Tax Status

We are treated as a partnership or pass-through entity for federal income tax purposes.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2008	2007
Net income	$7,749,586	$3,945,505
Items handled differently for tax purposes:
Depreciation and amortization	3,960,175	1,425,226
Prepaid rent and other capitalized costs	395,404	323,566
Gain on sale of discontinued operations	(7,849,306)	—
Loss on disposal of assets	(333,483)	(124,901)
Deferred gain on 1031 exchange properties	—	(14,760,041)
Acquisition costs	(158,025)	(158,025)
Other	493,127	629,259

Taxable income(loss)	$4,257,478	$(8,719,411)

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

F) Reclassifications of 2007 and 2006 Financial Statements

Certain reclassifications have been made to the December 31, 2007 and 2006 financial statements to conform with December 31, 2008 classifications.  Our NTS Center property was reclassified during 2008 from discontinued operations to continuing operations as it is no longer classified as held for sale on our balance sheet.  This reclassification did not have a material impact on the related financial statement line items on our consolidated balance sheets or statements of operations and no effect on previously reported operating results or partners’ equity.

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

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our wholly owned properties for federal tax purposes is approximately $220.2 million at December 31, 2008.

Depreciation expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was as approximately follows:

	Year Ended December 31,
	2008	Restated 2007	2006
NTS Realty	$14,641,000	$13,226,000	$12,106,000

	$14,641,000	$13,226,000	$12,106,000

Depreciation expense included in discontinued operations was approximately $0.5 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

The acquisitions of wholly owned properties were accounted for using the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations.”  The assets and liabilities purchased were recorded at their fair market value at the date of the acquisition.  We allocated the purchase price for the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in place leases) and acquired liabilities.  The intangible assets recorded will be amortized over a period of one year, which approximates the weighted average lease lives.    No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisitions, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalizations rates deemed appropriate and available market information.  Our joint venture properties acquired were accounted for using the equity method.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2008, 2007, and 2006, did not result in an impairment loss.

J) Accounts Payable Due to Affiliate

Accounts payable due to affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our management agreement.

K) Revenue Recognition

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

Our commercial properties and retail properties are accounted for as operating leases.  We accrue minimum rents on a straight-line basis over the initial or renewal terms of their respective leases.  Substantially all of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year.  We recognize overage rents only when each tenant’s sales exceeds it sales threshold.  We structure our leases to allow us to recover a significant portion of our real estate taxes, property operating and repairs and maintenance expenses from our commercial tenants.  Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses.  We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred.  We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year.  We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures.  We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences are not material in any period presented.

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.0 million, $0.7 million and $1.0 million at December 31, 2008, 2007 and 2006, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

L) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2008, 2007, and 2006.

M) Distribution Policy

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

Note 3 - Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents and cash and equivalents - restricted.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $250,000 per bank account.  At December 31, 2008, we may at times, in certain accounts, have deposits in excess of $250,000 per bank account.

Note 4 - Land, Buildings and Amenities

NTS Realty

The following schedule provides an analysis of our investment in property held for lease as of December 31:

	2008	Restated 2007
Land and improvements	$66,725,244	$61,107,979
Buildings and improvements	236,240,662	202,027,905
Amenities	19,183,827	15,184,294

Less accumulated depreciation	(43,302,660)	(29,124,585)

	$278,847,073	$249,195,593

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2008	Restated 2007
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $42,317,557	$27,534,884	$28,238,625

Mortgage payable to a bank for $24.0 million with monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.8%, currently 3.23%, due June 1, 2009, secured by certain land, buildings and amenities, with a carrying value of $17,245,371 and a $800,880 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	23,907,000	17,818,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $146,571,741	71,041,740	72,141,872

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $146,571,741	32,001,720	32,511,394

Revolving note payable to a bank for $15 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 4.39%, due May 31, 2009	6,482,149	24,929,760

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 9.00%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,643,707	2,412,387	2,524,433

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $2,056,339	2,277,378	2,510,076

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.38%, maturing December 1, 2010, secured by certain land, buildings and amenities(1)	—	2,610,501

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $12,828,436	11,575,911	11,758,589

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at LIBOR plus 1.75%, maturing July 1, 2008, secured by certain land, buildings and amenities	—	14,277,897

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $39,385,199	26,328,500	—

	$203,561,669	$209,321,147

(1) This mortgage payable was included in our long-lived liabilities held for sale at December 31, 2007.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2008 was approximately $217.6 million.

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

Interest paid for the twelve months ended December 31, 2008 and 2007 was approximately $12.1 million and $12.7 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2008.  We anticipate renewing or refinancing our mortgages and note payable coming due within the next twelve months. On May 1, 2008, we re-paid our mortgage payable to a bank maturing July 1, 2008.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009.

The fair value of the interest rate swap agreement at December 31, 2008 was approximately $0.5 million, based on observable market input, a level 2 fair value per SFAS 157, and is included in Other Liabilities on our Consolidated Balance Sheet.  During the year ended December 31, 2008, we recognized a net loss of approximately $0.5 million on the interest rate swap agreement after any net payments received or made.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2009	$33,404,582
2010	5,354,917
2011	3,345,766
2012	3,838,146
2013	4,075,076
Thereafter	153,543,182

$203,561,669

Mortgages payable for our tenant in common properties as of December 31 consist of the following:

	2008	2007

Mortgage payable to a bank in monthly installments of principal and interest bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $41,004,825 (1)	$35,268,090	$35,715,686

Mortgage payable to a bank in monthly installments, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land buildings and amenities, with a carrying value of $29,722,052 (2)	$22,750,000	$22,750,000

(1)          We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2)          We are jointly and severally liable under this mortgage.

Note 6 – Investments in and Advances to Tenants in Common

We own a tenant in common interest in and operate the following properties:

•                  The Overlook at St. Thomas; 484-unit luxury apartment complex in Louisville, Kentucky.  We own a 60% interest as a tenant in common with an unaffiliated third party.

•                  Creek’s Edge at Stony Point; 202-unit luxury apartment complex in Richmond, Virginia.  We own a 51% interest as a tenant in common with an unaffiliated third party.

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2008 and 2007 for these properties:

	2008	2007
Summarized Balance Sheets
Land, buildings and amenities	$70,726,877	$75,328,089
Other, net	1,525,783	1,647,005
Total assets	$72,252,660	$76,975,094

Mortgages payable and other liabilities	$58,697,143	$59,162,979
Equity	13,555,517	17,812,115
Total liabilities and equity	$72,252,660	$76,975,094

	2008	2007
Summarized Statements of Operations
Revenue	$8,030,366	$5,254,284
Operating Loss	$(801,670)	$(420,778)
Net Loss	$(4,543,764)	$(2,923,740)

Note 7 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2008:

For the Years Ended December 31,	Amount
2009	$6,466,699
2010	5,300,917
2011	4,419,100
2012	3,640,513
2013	2,314,447
Thereafter	2,549,886

$24,691,562

Note 8 - Related Party Transactions

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2008, 2007 and 2006.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2008	Restated 2007	2006

Property management fees	$2,179,542	$2,272,639	$2,276,785

Operating expenses reimbursement – Property	3,064,381	3,373,231	3,385,953
Operating expenses reimbursement – Multifamily Leasing	544,032	398,221	396,381
Operating expenses reimbursement – Administrative	1,065,381	1,361,468	1,475,141
Operating expenses reimbursement – Other	72,240	100,858	104,837

Total operating expenses reimbursed to affiliate	4,746,034	5,233,778	5,362,312

Professional and administrative expenses reimbursed to affiliate	1,618,980	1,732,160	1,577,566

Related party transactions capitalized	231,057	638,894	739,782

Disposition fees included in gain on sale of discontinued operations	1,558,390	578,000	928,035

Total related party transactions	$10,334,003	$10,455,471	$10,884,480

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the years ended December 31, 2008, 2007 and 2006, we were charged approximately $55,000, $79,000 and $66,000, respectively for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot.  We received rental payments of approximately $295,000 from NTS Development Company during each of the years ended December 31, 2008, 2007 and 2006.  The average per square foot rental rate for similar space in NTS Center as of December 31, 2008, 2007 and 2006 was $14.88, $13.80 and $13.85 per square foot, respectively.

NTS Development Company leased 1,604 square feet in Commonwealth Business Center Phase I, at a rental rate of $5.50 per square foot during the year ended December 31, 2006.  We received rental payments of approximately $3,700 from NTS Development Company during the year ended December 31, 2006.  Commonwealth Business Center Phase I was sold on May 18, 2006.

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

Note 10 - Segment Reporting

Our reportable operating segments include - Multifamily, Commercial, Retail and Land Real Estate Operations.  The following financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income or loss.

	Year Ended December 31, 2008
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$32,593,672	$6,129,240	$1,266,770	$—	$(116,690)	$39,872,992
Tenant reimbursements	—	1,680,796	94,396	—	—	1,775,192

Total revenue	32,593,672	7,810,036	1,361,166	—	(116,690)	41,648,184

Operating expenses and operating expenses reimbursed to affiliate	11,156,015	2,645,560	144,877	—	—	13,946,452
Management fees	1,632,708	368,665	65,444	—	—	2,066,817
Property taxes and insurance	4,598,307	913,849	54,990	—	124,940	5,692,086
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	2,878,772	2,878,772
Depreciation and amortization	12,808,225	1,879,709	282,849	—	—	14,970,783

Total operating expenses	30,195,255	5,807,783	548,160	—	3,003,712	39,554,910

Operating income (loss)	2,398,417	2,002,253	813,006	—	(3,120,402)	2,093,274

Interest and other income	32,329	74,497	—	—	298,847	405,673
Interest expense	(8,413,788)	(1,980,131)	(442,618)	—	(607,116)	(11,443,653)
Loss on disposal of assets	(28,008)	(140,411)	—	—	—	(168,419)
Loss from investments in tenants in common	(2,377,927)	—	—	—	—	(2,377,927)

(Loss) income from continuing operations	(8,388,977)	(43,792)	370,388	—	(3,428,671)	(11,491,052)
Discontinued operations, net	—	319,745	—	10,760	—	330,505
Gain on sale of discontinued operations	—	18,789,535	—	120,598	—	18,910,133

Net (loss) income	$(8,388,977)	$19,065,488	$370,388	$131,358	$(3,428,671)	$7,749,586

Land, buildings and amenities, net	$241,102,933	$30,406,685	$7,337,455	$—	$—	$278,847,073

Expenditures for land, buildings and amenities	$41,419,222	$2,883,206	$162,867	$—	$—	$44,465,295

Segment liabilities	$43,285,964	$3,715,922	$2,559,413	$—	$163,464,323	$213,025,622

	Year Ended December 31, 2007 - Restated
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$29,370,439	$5,456,552	$1,363,887	$—	$(343,384)	$35,847,494
Tenant reimbursements	—	1,630,697	78,013	—	—	1,708,710

Total revenue	29,370,439	7,087,249	1,441,900	—	(343,384)	37,556,204

Operating expenses and operating expenses reimbursed to affiliate	9,987,130	2,300,094	147,661	—	—	12,434,885
Management fees	1,462,841	355,285	70,765	—	—	1,888,891
Property taxes and insurance	3,748,883	891,472	55,553	—	135,009	4,830,917
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	3,143,436	3,143,436
Depreciation and amortization	11,437,573	1,710,406	271,206	—	—	13,419,185

Total operating expenses	26,636,427	5,257,257	545,185	—	3,278,445	35,717,314

Operating income (loss)	2,734,012	1,829,992	896,715	—	(3,621,829)	1,838,890

Interest and other income	39,681	4,261	7	—	16,877	60,826
Interest expense	(8,252,490)	(1,719,493)	(442,013)	—	(903,490)	(11,317,486)
Loss on disposal of assets	(9,959)	(56,093)	—	—	—	(66,052)
Loss from investments in tenants in common	(1,608,295)	—	—	—	—	(1,608,295)

(Loss) income from continuing operations	(7,097,051)	58,667	454,709	—	(4,508,442)	(11,092,117)
Discontinued operations, net	—	1,524,831	—	30,500	—	1,555,331
Gain on sale of discontinued operations	—	13,482,291	—	—	—	13,482,291

Net (loss) income	$(7,097,051)	$15,065,789	$454,709	$30,500	$(4,508,442)	$3,945,505

Land, buildings and amenities, net	$212,331,909	$29,433,363	$7,430,321	$—	$—	$249,195,593

Expenditures for land, buildings and amenities	$557,936	$1,549,843	$—	$—	$—	$2,107,779

Segment liabilities from continuing operations, net	$16,137,350	$4,980,208	$2,633,487	$151	$193,734,977	$217,486,173
Segment liabilities from discontinued operations, net	—	3,102,787	—	—	—	3,102,787

Segment liabilities	$16,137,350	$8,082,995	$2,633,487	$151	$193,734,977	$220,588,960

	Year Ended December 31, 2006
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$25,939,491	$5,435,799	$1,354,527	$—	$(310,404)	$32,419,413
Tenant reimbursements	—	1,573,504	77,305	—	—	1,650,809

Total revenue	25,939,491	7,009,303	1,431,832	—	(310,404)	34,070,222

Operating expenses and operating expenses reimbursed to affiliate	8,988,419	2,359,852	144,424	—	—	11,492,695
Management fees	1,314,282	344,135	72,418	—	—	1,730,835
Property taxes and insurance	3,031,176	866,762	40,969	—	131,464	4,070,371
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	3,499,623	3,499,623
Depreciation and amortization	10,749,444	1,870,338	283,727	—	—	12,903,509

Total operating expenses	24,083,321	5,441,087	541,538	—	3,631,087	33,697,033

Operating income (loss)	1,856,170	1,568,216	890,294	—	(3,941,491)	373,189

Interest and other income	31,513	52,949	8,303	—	54,736	147,501
Interest expense	(7,853,071)	(1,378,780)	(391,073)	—	(991,320)	(10,614,244)
Loss on disposal of assets	(82,145)	(64,109)	—	—	—	(146,254)

(Loss) income from continuing operations	(6,047,533)	178,276	507,524	—	(4,878,075)	(10,239,808)
Discontinued operations, net	9,767	1,365,916	—	28,954	—	1,404,637
Gain on sale of discontinued operations	48,271,343	1,679,143	—	—	—	49,950,486

Net income (loss)	$42,233,577	$3,223,335	$507,524	$28,954	$(4,878,075)	$41,115,315

Land, buildings and amenities, net	$223,109,517	$29,580,109	$7,692,090	$—	$—	$260,381,716

Expenditures for land, buildings and amenities	$167,284,412	$1,482,499	$—	$—	$—	$168,766,911

Segment liabilities from continuing operations, net	$15,787,554	$5,113,700	$2,741,026	$151	$204,917,387	$228,559,818
Segment liabilities from discontinued operations, net	—	3,216,877	—	—	—	3,216,877

Segment liabilities	$15,787,554	$8,330,577	$2,741,026	$151	$204,917,387	$231,776,695

Note 11 - Selected Quarterly Financial Data (Unaudited)

Restated

	For the Quarters Ended
2008	March 31	June 30	September 30	December 31

Total revenues	$9,887,574	$9,755,596	$11,130,464	$10,874,550
Operating income (loss)	1,435,949	(301,894)	251,163	708,056
Discontinued operations, net (1)	574,152	(238,741)	(3,615)	(1,291)
Loss from continuing operations allocated to limited partners (1)	(2,005,379)	(2,909,175)	(3,119,697)	(2,735,386)
Discontinued operations, net allocated to limited partners (1)	538,106	(223,753)	(3,388)	(1,210)
Gain on sale of discontinued operations allocated to limited partners	—	17,722,944	—	—
Loss from continuing operations per limited partnership unit (1)	(0.19)	(0.27)	(0.29)	(0.26)
Discontinued operations, net per limited partnership unit (1)	0.05	(0.02)	—	—
Gain on sale of discontinued operations per limited partnership unit	—	1.66	—	—

	For the Quarters Ended
2007	March 31	June 30	September 30	December 31

Total revenues	$9,224,755	$9,319,304	$9,467,795	$9,544,350
Operating income (loss)	501,569	(177,594)	613,618	901,297
Discontinued operations, net (1)	82,091	252,110	545,714	675,416
Loss from continuing operations allocated to limited partners (1)	(2,083,809)	(3,111,452)	(2,350,914)	(2,849,576)
Discontinued operations, net allocated to limited partners (1)	76,938	236,282	511,454	633,013
Gain on sale of discontinued operations allocated to limited partners	12,635,869	—	—	—
Loss from continuing operations per limited partnership unit (1)	(0.20)	(0.29)	(0.22)	(0.27)
Discontinued operations, net per limited partnership unit (1)	0.01	0.02	0.05	0.06
Gain on sale of discontinued operations per limited partnership unit	1.19	—	—	—

(1)

Loss from continuing operations was not affected by the restatement. Our NTS Center property was re-classified during 2008 from discontinued operations to continuing operations as it is no longer classified as held for sale on our balance sheet.

Previously Reported

	For the Quarters Ended
2008	March 31	June 30	September 30

Total revenues	$11,389,013	$11,358,632	$13,169,625
Operating income (loss)	921,477	(723,235)	23,895
Discontinued operations, net	735,815	(99,319)	(3,615)
Loss from continuing operations allocated to limited partners	(2,156,892)	(3,039,844)	(3,119,697)
Discontinued operations, net allocated to limited partners	689,620	(93,084)	(3,388)
Gain on sale of discontinued operations allocated to limited partners	—	17,722,944	—
Loss from continuing operations per limited partnership unit	(0.20)	(0.28)	(0.29)
Discontinued operations, net per limited partnership unit	0.06	(0.01)	—
Gain on sale of discontinued operations per limited partnership unit	—	1.66	—

	For the Quarters Ended
2007	March 31	June 30	September 30	December 31

Total revenues	$9,142,700	$10,284,809	$10,851,286	$11,160,405
Operating income (loss)	473,524	(488,184)	298,422	472,449
Discontinued operations, net	98,250	277,749	671,808	812,121
Loss from continuing operations allocated to limited partners	(2,098,952)	(3,135,482)	(2,469,091)	(2,977,696)
Discontinued operations, net allocated to limited partners	92,082	260,312	629,931	761,136
Gain on sale of discontinued operations allocated to limited partners	12,635,881	—	—	—
Loss from continuing operations per limited partnership unit	(0.20)	(0.29)	(0.23)	(0.28)
Discontinued operations, net per limited partnership unit	0.01	0.02	0.06	0.07
Gain on sale of discontinued operations per limited partnership unit	1.19	—	—	—

Note 12 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2008, 2007 and 2006, we had property acquisitions summarized as follows:

Wholly Owned Properties - Multifamily	Location	Units	Our Ownership	Date of Purchase		Purchase Price
Shelby Farms (1)	Memphis, TN	450	100%	June	2008	$41,000,000
Castle Creek Apartments	Indianapolis, IN	276	100%	March	2006	$27,000,000
Lake Clearwater Apartments	Indianapolis, IN	216	100%	March	2006	$23,000,001
The Grove at Richland Apartments	Nashville, TN	292	100%	February	2006	$45,757,500
The Grove at Swift Creek Apartments	Richmond, VA	240	100%	February	2006	$27,200,000
The Grove at Whitworth Apartments	Nashville, TN	301	100%	February	2006	$44,254,500

Tenant in Common Properties – Multifamily	Location	Units	Our Ownership	Date of Purchase		Purchase Price
Creek’s Edge at Stony Point	Richmond, VA	202	51%	August	2007	$32,300,000
The Overlook at St. Thomas	Louisville, KY	484	60%	March	2007	$46,000,000

(1)          Financed by a $26.3 million mortgage payable to a bank.

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2008 acquisition at the beginning of each period presented.

	(Unaudited)
	Years Ended December 31,
	2008	2007
Total revenues	$43,816,736	$42,002,953
Total operating expenses	41,667,378	40,055,201
Operating income	2,149,358	1,947,752

Interest and other income	405,673	60,826
Interest expense	(12,322,467)	(13,124,486)
Loss of disposal of assets	(168,419)	(66,052)
Loss from investment in tenants in common	(2,377,927)	(1,608,295)

Loss from continuing operations	(12,313,782)	(12,790,255)
Discontinued operations, net	330,505	1,555,331
Gain on sale of discontinued operations	18,910,133	13,482,291

Net income	$6,926,856	$2,247,367

Net income allocated to limited partners	$6,491,983	$2,106,278

Loss from continuing operations per limited partnership unit	$(1.08)	$(1.12)
Discontinued operations, net per limited partnership unit	0.03	0.14
Gain on sale of discontinued operations per limited partnership unit	1.66	1.19

Net income per limited partnership unit	$0.61	$0.21

Weighted average number of limited partnership interests	10,666,269	10,666,322

Dispositions

During the years ended December 31, 2008, 2007 and 2006 we made the following property dispositions:

Wholly Owned Property - Multifamily	(Unaudited) Units	Our Ownership	Date of Sale
Golf Brook Apartments (1)	195	100%	February	2006
Sabal Park Apartments (2)	162	100%	February	2006

Wholly Owned Property - Commercial	(Unaudited) Square Feet	Our Ownership	Date of Sale
Atrium Center (7)	104,286	100%	May	2008
Blankenbaker Business Center I (7)	160,689	100%	May	2008
Blankenbaker Business Center II (7)	77,408	100%	May	2008
Anthem Office Center (7)	85,305	100%	May	2008
Plainview Center (7)	98,000	100%	May	2008
Plainview Point Office Center Phase I and II (7)	57,301	100%	May	2008
Plainview Point Office Center Phase III (7)	61,680	100%	May	2008
ITT Parking Lot (7)	NA	100%	May	2008
Springs Medical Office Center (5)	100,565	100%	February	2007
Springs Office Center (6)	125,964	100%	February	2007
Commonwealth Business Center Phase I (3)	60,661	100%	May	2006
Commonwealth Business Center Phase II (4)	65,869	100%	May	2006

(1)          Gain of approximately $28.7 million.

(2)          Gain of approximately $19.6 million.

(3)          Gain of approximately $1.1 million.

(4)          Gain of approximately $0.6 million.

(5)          Gain of approximately $8.9 million.

(6)          Gain of approximately $4.6 million.

(7)          Gain of approximately $18.9 million.

In May 2008, we sold Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, Plainview Center, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  Our NTS Center property was re-classified during 2008 from discontinued operations to continuing operations, as it is no longer classified as held for sale on our balance sheet.  All prior periods presented have been reclassified as items held for sale and discontinued operations, as appropriate.

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

We were unable to invest approximately $4.6 million of proceeds from the sale of the Office Portfolio in replacement “like kind” property.  Under Section 1031 of the Internal Revenue Code certain tax consequences may result for the limited partners of record due to our inability to use all of these funds in a “like-kind exchange.”  The consequences include the recognition of gain on the transaction and related tax attributes.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Commonwealth Business Center Phase I	Louisville, KY	Sold 2006
Commonwealth Business Center Phase II	Louisville, KY	Sold 2006
Golf Brook Apartments	Orlando, FL	Sold 2006
Sabal Park Apartments	Orlando, FL	Sold 2006

The assets and liabilities held for sale were separately identified on our balance sheet at December 31, 2007.  No assets or liabilities were classified as held for sale on our balance sheet at December 31, 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
REVENUE:
Rental income	$2,281,996	$7,231,295	$10,604,799
Tenant reimbursements	189,462	320,361	546,091

Total revenue	2,471,458	7,551,656	11,150,890

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	794,448	2,424,590	3,707,044
Management fees	112,725	383,748	545,951
Property taxes and insurance	201,928	588,097	798,600
Depreciation and amortization	—	502,140	1,982,526

Total operating expenses	1,109,101	3,898,575	7,034,121

DISCONTINUED OPERATING INCOME	1,362,357	3,653,081	4,116,769

Interest and other income	8,806	50,255	24,601
Interest expense	(1,040,658)	(2,102,328)	(2,636,755)
Loss on disposal of assets	—	(45,677)	(99,978)

DISCONTINUED OPERATIONS, NET	$330,505	$1,555,331	$1,404,637

The components of long-lived assets held for sale at December 31, 2007, consisted primarily of land, buildings and amenities for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2007, consisted primarily of accrued property tax liabilities, security deposit liabilities and any stand-alone mortgage on the properties being sold.

Note 13 — Deferred Compensation Plans

Officers Plan

On December 6, 2006, our managing general partner, NTS Realty Capital, established the NTS Realty Capital Officer Deferred Compensation Plan (the “Officer Plan”).  The Officer Plan permits each eligible officer (the “Participant”) to receive an annual equity bonus of our phantom units, as approved by the Board of Directors, on a deferred basis.  To be eligible, each Participant must be a designated officer on January 1 and December 1 of any year in which the Officer Plan is in effect.   The Officer Plan is unfunded and unsecured.  Amounts deferred by individual officers are an obligation of NTS Realty.

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

During the years ended December 31, 2008, 2007 and 2006, each Participant elected to defer receipt of the annual equity bonus.  Therefore, each Participant’s account was credited with 841, 350 and 1000 phantom units, respectively, as approved by the Board of Directors.  As of December 31, 2008 and 2007, liabilities of approximately $53,800 and $54,500, the fair market value of 15,337 and 10,800 of our units, respectively, was included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Directors Plan

On November 7, 2006, NTS Realty Capital, established the NTS Realty Capital Directors Deferred Compensation Plan (the “Director Plan”).  The Director Plan permits each eligible member of NTS Realty’s Board of Directors (the “Participant”) to receive an annual equity bonus of our phantom units, as approved by the Board of Directors, on a deferred basis.  To be eligible, each Participant must be considered to be “independent” under the standards promulgated from time to time by the New York Stock Exchange.  The Director Plan is unfunded and unsecured.  Amounts deferred by individual directors are an obligation of NTS Realty.

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

During 2006, no units were issued in connection with this plan.

During the year ended December 31, 2008 and 2007, each Participant elected to defer receipt of some or all, of his annual retainer.  Therefore, each Participant’s account was credited with 3,528 and 2,390 phantom units, respectively.  As of December 31, 2008 and 2007, liabilities of approximately $62,300 and $36,200, the fair market value of 17,754 and 7,170 of our units, respectively, was included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2008, 2007 and 2006 under the Officers and Directors Plans totaled approximately $32,600, $31,400 and $59,400, respectively.

Note 14 — Restatement of the Consolidated Financial Statements

We recently received a comment letter from the Securities and Exchange Commission related to a staff review of our 2007 annual report on Form 10-K.  The comment letter addressed our basis of presentation for consolidating the undivided tenant in common interests of The Overlook at St. Thomas and Creek’s Edge at Stony Point properties, both acquired in 2007.  We have previously consolidated real estate ventures based on our majority ownership and other elements, which afforded control of the properties.

As part of our efforts to respond to the comment letter, we reviewed the authoritative literature, specifically SOP 78-9, “Accounting for Investments in Real Estate Capital Ventures”, and have determined that our consolidation policy for these undivided tenant in common interests was not appropriate.  Accordingly, we have restated our financial statements to reflect the proper accounting for these undivided tenant in common interests using the equity method of accounting.  This restatement of our 2007 financial statements and subsequent interim periods does not affect our partners’ equity, loss from continuing operations, net income or corresponding per limited partnership unit amounts as previously reported.

The following tables present the effect of the restatement on our Consolidated Balance Sheet, Consolidated Statements of Operations and Cash Flows including the 2008 reclassification of amounts previously classified as held for sale and discontinued operations related to our NTS Center property, as discussed in Note 2:

Consolidated Balance Sheet:

	As of December 31, 2007
	Restated	Previously Reported
ASSETS:
Cash and equivalents	$845,337	$1,577,082
Cash and equivalents - restricted	710,282	965,862
Accounts receivable, net of allowance for doubtful accounts	973,363	818,430
Notes receivable	—	—
Land, buildings and amenities, net	249,195,593	320,312,690
Long-lived assets held for sale	33,958,931	38,615,919
Investments in and advances to tenants in common	8,810,092	—
Other assets	2,963,269	3,331,886

Total assets	$297,456,867	$365,621,869

LIABILITIES:
Mortgages and notes payable	$206,710,646	$265,176,332
Accounts payable and accrued expenses	3,734,486	4,080,205
Accounts payable and accrued expenses due to affiliate	573,621	640,102
Distributions payable	1,138,076	1,138,076
Security deposits	817,314	871,225
Long-lived liabilities held for sale	3,102,787	3,131,383
Other liabilities	4,512,030	4,714,616

Total liabilities	220,588,960	279,751,939

MINORITY INTEREST	—	9,002,023

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ EQUITY	76,867,907	76,867,907

Total liabilities and partners’ equity	$297,456,867	$365,621,869

Consolidated Statement of Operations:

	For the year ended December 31, 2007
	Restated	Previously Reported
REVENUE:
Rental income	$35,847,494	$39,844,410
Tenant reimbursements	1,708,710	1,594,790

Total revenue	37,556,204	41,439,200

EXPENSES:
Operating expenses	7,988,011	9,068,352
Operating expenses reimbursed to affiliate	4,446,874	4,967,150
Management fees	1,888,891	2,005,100
Property taxes and insurance	4,830,917	5,272,547
Professional and administrative expenses	1,411,276	1,411,276
Professional and administrative expenses reimbursed to affiliate	1,732,160	1,732,160
Depreciation and amortization	13,419,185	16,226,404

Total operating expenses	35,717,314	40,682,989

OPERATING INCOME	1,838,890	756,211

Interest and other income	60,826	92,911
Interest expense	(11,317,486)	(13,388,598)
Loss on disposal of assets	(66,052)	(69,010)
Loss from investments in tenants in common	(1,608,295)	—
Minority interest	—	(1,211,772)

LOSS FROM CONTINUING OPERATIONS (1)	(11,092,117)	(11,396,714)
Discontinued operations, net (1)	1,555,331	1,859,928
Gain on sale of discontinued operations	13,482,291	13,482,291

NET INCOME	$3,945,505	$3,945,505

Loss from continuing operations allocated to limited partners	$(10,395,751)	$(10,681,225)
Discontinued operations, net allocated to limited partners	1,457,687	1,743,161
Gain on sale of discontinued operations allocated to limited partners	12,635,869	12,635,869

NET INCOME ALLOCATED TO LIMITED PARTNERS	$3,697,805	$3,697,805

Loss from continuing operations per limited partnership unit	$(0.98)	$(1.00)
Discontinued operations, net per limited partnership unit	0.14	0.16
Gain on sale of discontinued operations per limited partnership unit	1.19	1.19

NET INCOME PER LIMITED PARTNERSHIP UNIT	$0.35	$0.35

Weighted average number of limited partnership interests	10,666,322	10,666,322

(1)          Loss from continuing operations was not affected by the restatement.  Our NTS Center property was re-classified during 2008 from discontinued operations to continuing operations as it is no longer classified as held for sale on our balance sheet.

Consolidated Statement of Cash Flows:

	For the year ended December 31, 2007
	Restated	Previously Reported
OPERATING ACTIVITIES:
Net income	$3,945,505	$3,945,505
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from sale of discontinued assets	(13,482,291)	(13,482,291)
Loss on disposal of assets	111,729	114,687
Depreciation and amortization	14,709,779	17,841,334
Write-off of loan costs	36,868	36,868
Loss from investments in tenants in common	1,608,295	—
Minority interest	—	(1,211,772)
Changes in assets and liabilities:
Cash and equivalents - restricted	(244,765)	(500,345)
Accounts receivable	538,455	504,606
Other assets	(710,423)	(769,641)
Accounts payable and accrued expenses	(130,019)	215,700
Accounts payable and accrued expenses due to affiliate	(182,465)	(115,984)
Security deposits	(98,064)	(32,669)
Other liabilities	1,972,101	2,191,799

Net cash provided by operating activities	8,074,705	8,737,797

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(5,759,609)	(5,841,663)
Proceeds from sale of discontinued operations	26,104,758	26,104,758
Acquisitions	—	(78,352,173)
Deposits on property acquisitions	300,000	300,000
Notes receivable	—	—
Cash and equivalents - restricted	—	—
Investments in and advances to tenants in common	(10,418,387)	—
Investments in joint ventures by minority interest, net	—	10,213,795

Net cash provided by (used in) investing activities	10,226,762	(47,575,283)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	4,500,000	86,000,000
Revolving note payable, net	8,051,729	8,051,729
Principal payments on mortgages payable	(2,962,771)	(3,247,085)
Additional payments on mortgages payable	(21,200,000)	(43,950,000)
Additions to loan costs	(182,788)	(777,776)
Cash distributions	(5,690,550)	(5,690,550)

Net cash (used in) provided by financing activities	(17,484,380)	40,386,318

NET INCREASE IN CASH AND EQUIVALENTS	817,087	1,548,832

CASH AND EQUIVALENTS, beginning of year	28,250	28,250

CASH AND EQUIVALENTS, end of year	$845,337	$1,577,082

Interest paid	$12,707,600	$14,786,803

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Restatement of Financial Statements — We have restated our historical balance sheet as of December 31, 2007; our consolidated statements of operations and cash flows for the year ended December 31, 2007; selected financial data as of and for the year ended December 31, 2007; and selected quarterly financial data for each interim period of 2007 and 2008 in this annual report on Form 10-K as discussed in Item 8, Note 14 — Restatement of the Financial Statements.  The related certification of our Chief Executive Officer and Chief Financial Officer, filed as exhibits 31.1, 31.2, 32.1 and 32.2, should be read in conjunction with this Item 9A.

Disclosure Controls and Procedures - As of December 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Subsequently we identified a material weakness in our internal control over financial reporting with respect to our consolidation of the undivided tenant in common interests of the Overlook at St. Thomas and Creek’s Edge at Stony Point properties.  Solely as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  Concurrent with the filing of this annual report on Form 10-K, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, again evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon this subsequent evaluation, including the remedial actions described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting — As of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for undivided tenant in common interests.  We have revised our accounting policy for these undivided tenant in common interests and implemented controls and procedures to properly identify and account for these undivided tenant in common interests.

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

As of December 31, 2008, we did not maintain effective internal controls over our accounting for undivided tenant in common interests, resulting in the restatement of our financial statements as of and for the year ended December 31, 2007 and the subsequent interim periods.  We have concluded that this control deficiency constitutes a material weakness.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Tradeway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that our internal control over financial reporting was not effective as of December 31, 2008 with respect to accounting for undivided tenant in common interests.

Changes in Internal Control Over Financial Reporting — We revised our accounting policy for undivided tenant in common interests.  There have been no other changes in our internal control over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9A (T) - CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2009.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from Ernst & Young LLP dated March     , 2009, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Schedule III-Real Estate and Accumulated Depreciation	67-68

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

Exhibit No.
10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms)	(14)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(15)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(15)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(15)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Filed herewith

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period			Accumulated
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Depreciation (2)	Year Constructed
Commercial
Clarke American (3)	2,277,378	521,736	2,165,877	—	—	521,736	2,165,877	2,687,613	631,274	2000
Lakeshore I (4)	—	2,128,882	3,661,323	—	2,378,121	2,128,882	6,039,444	8,168,326	1,106,679	1986
Lakeshore II (4)	—	3,171,812	3,772,955	4,200	545,672	3,176,012	4,318,627	7,494,639	1,240,776	1989
Lakeshore III (4)	—	1,264,136	3,252,297	—	168,589	1,264,136	3,420,886	4,685,022	755,160	2000
NTS Center	—	1,074,010	2,977,364	1,029	920,600	1,075,039	3,897,964	4,973,003	741,693	1977
Peachtree	—	1,417,444	3,459,185	—	962,752	1,417,444	4,421,937	5,839,381	1,380,921	1979
Sears	—	925,539	1,390,215	—	501,055	925,539	1,891,270	2,816,809	401,602	1987

Multifamily
Castle Creek (5)	—	3,262,814	23,538,500	24,037	51,111	3,286,851	23,589,611	26,876,462	4,048,853	1999
Lake Clearwater (5)	—	2,778,541	20,064,789	4,343	36,145	2,782,884	20,100,934	22,883,818	3,393,869	1999
Park Place (6)	—	5,181,523	21,082,463	61,191	534,500	5,242,714	21,616,963	26,859,677	3,647,843	1987
Shelby Farms (7)	26,328,500	5,625,335	34,989,698	—	—	5,625,335	34,989,698	40,615,033	1,229,833	1997
Richland (6)	—	11,372,241	34,321,460	5,858	126,579	11,378,099	34,448,039	45,826,138	6,358,707	1998
Swift Creek (6)	—	5,524,124	21,626,475	—	77,541	5,524,124	21,704,016	27,228,140	4,684,873	2000
Whitworth (6)	—	11,973,900	32,220,180	—	319,105	11,973,900	32,539,285	44,513,185	6,205,742	1994
The Lakes (8)	11,575,911	2,636,790	13,187,093	51,948	169,762	2,688,738	13,356,855	16,045,593	3,217,157	1992
The Willows (6)	—	3,015,448	10,947,277	42,139	848,879	3,057,587	11,796,156	14,853,743	1,731,544	1985
Willow Lake (6)	—	2,555,062	8,368,028	45,283	451,699	2,600,345	8,819,727	11,420,072	1,500,512	1985

Retail
Bed, Bath & Beyond (9)	2,412,387	734,860	2,290,252	—	—	734,860	2,290,252	3,025,112	381,404	1999
Outlet Mall	—	1,008,618	2,763,070	(115,064)	110,823	893,554	2,873,893	3,767,447	413,042	1983
Springs Station	—	427,465	978,891	—	164,164	427,465	1,143,055	1,570,520	231,176	2001

Partnership (4) (5) (6) (7)	160,967,493	—	—	—	—	—	—	—	—	N/A

	$203,561,669	$66,600,280	$247,057,392	$124,964	$8,367,097	$66,725,244	$255,424,489	$322,149,733	$43,302,660

(1)          Aggregate cost of real estate for tax purposes is approximately $220,856,000.

(2)          Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)          Mortgage held by an insurance company secured by certain land and a building.

(4)          $23,907,000  mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.

(5)          $27,534,884 mortgage held by an insurance company secured by Castle Creek and Lake Clearwater.

(6)          $71,041,740  and $32,001,720 mortgages held by an insurance company secured by Park Place Apartments, The Grove at Richland, The Grove at Swift Creek, The Grove at Whitworth, The Willows of Plainview and Willow Lake.

(7)          Mortgage held by an insurance company secured by certain land, buildings and amenities.

(8)          Mortgage held by FHLMC secured by certain land, building and amenities.

(9)          Mortgage held by an insurance company secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Real Estate	Accumulated Depreciation

Balances on January 1, 2006	$178,095,661	$6,965,793

Additions during period:
Acquisitions	166,683,023	—
Improvements	4,671,436	—
Depreciation	—	14,013,581

Deductions during period:
Retirements	(28,797,809)	(1,018,243)

Balances on December 31, 2006	320,652,311	19,961,131

Additions during period:
Acquisitions (2)	—	—
Improvements (2)	5,815,103	—
Depreciation (2)	—	13,727,008

Deductions during period:
Retirements (2)	(13,988,461)	(1,254,263)

Balances on December 31, 2007 (2)	312,478,953	32,433,876

Additions during period:
Acquisitions	40,615,032	—
Improvements	4,055,553	—
Depreciation (1)	—	14,641,880

Deductions during period:
Retirements	(34,999,805)	(3,773,096)

Balances on December 31, 2008	$322,149,733	$43,302,660

(1)          The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and capitalized leasing costs.

(2)          Amounts have been restated to reflect the proper accounting for undivided tenant in common interests in The Overlook at St. Thomas and Creek’s Edge at Stony Point using the equity method of accounting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	March 31, 2009

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 31, 2009

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	Director
	Date:	March 31, 2009

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 31, 2009

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 31, 2009

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 31, 2009