Form 10-Q
period 2009-03-31
NTS REALTY HOLDINGS LP
filed 2009-05-11
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2009, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties.  Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 31, 2009.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS:
Cash and equivalents	$287,840	$-
Cash and equivalents - restricted	726,969	554,115
Accounts receivable, net of allowance for doubtful accounts of $113,454 at March 31, 2009 and $90,932 at December 31, 2008	1,589,275	1,642,311
Notes receivable	3,500,000	3,500,000
Land, buildings and amenities, net	275,121,019	278,847,073
Investments in and advances to tenants in common	5,911,951	6,432,165
Other assets	2,844,206	3,139,415

Total assets	$289,981,260	$294,115,079

LIABILITIES:
Mortgages and notes payable	$203,533,804	$203,561,669
Accounts payable and accrued expenses	1,979,949	2,637,291
Accounts payable and accrued expenses due to affiliate	316,561	267,388
Distributions payable	569,038	569,038
Security deposits	812,363	821,999
Other liabilities	4,892,881	5,168,237

Total liabilities	212,104,596	213,025,622

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ EQUITY	77,876,664	81,089,457

Total liabilities and partners’ equity	$289,981,260	$294,115,079

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statement of Partners’ Equity as of March 31, 2009

(Unaudited)

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners’	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	3,181,067	47,488,513	50,669,580
Net loss current year	-	-	(165,977)	(2,477,778)	(2,643,755)
Cash distributions declared to date	-	-	(1,257,557)	(18,773,429)	(20,030,986)
Retirement of limited partnership interests to date	-	(848)	-	-	-

Balances on March 31, 2009	714,491	10,666,269	$4,888,914	$72,987,750	$77,876,664

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		Restated
REVENUE:
Rental income	$10,232,630	$9,485,553
Tenant reimbursements	455,828	402,021

Total revenue	10,688,458	9,887,574

EXPENSES:
Operating expenses	2,123,037	1,722,429
Operating expenses reimbursed to affiliate	1,171,591	1,055,381
Management fees	530,551	499,061
Property taxes and insurance	1,480,233	1,138,478
Professional and administrative expenses	287,992	299,867
Professional and administrative expenses reimbursed to affiliate	392,981	438,822
Depreciation and amortization	4,124,492	3,297,587

Total operating expenses	10,110,877	8,451,625

OPERATING INCOME	577,581	1,435,949

Interest and other income	63,987	5,157
Interest expense	(2,753,354)	(2,908,605)
Loss on disposal of assets	(11,755)	(53,193)
Loss from investments in tenants in common	(520,214)	(619,019)

LOSS FROM CONTINUING OPERATIONS	(2,643,755)	(2,139,711)
Discontinued operations, net	-	574,152

NET LOSS	$(2,643,755)	$(1,565,559)

Loss from continuing operations allocated to limited partners	$(2,477,778)	$(2,005,378)
Discontinued operations, net allocated to limited partners	-	538,106

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,477,778)	$(1,467,272)

Loss from continuing operations per limited partnership unit	$(0.23)	$(0.19)
Discontinued operations, net per limited partnership unit	-	0.05

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.23)	$(0.14)

Weighted average number of limited partnership interests	10,666,269	10,666,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
		Restated
OPERATING ACTIVITIES:
Net loss	$(2,643,755)	$(1,565,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	11,755	53,193
Depreciation and amortization	4,292,598	3,469,090
Loss from investments in tenants in common	520,214	619,019
Changes in assets and liabilities:
Cash and equivalents - restricted	(172,854)	18,217
Accounts receivable	72,583	(6,734)
Other assets	(692)	(114,653)
Accounts payable and accrued expenses	(657,342)	(1,027,193)
Accounts payable and accrued expenses due to affiliate	49,173	(209,372)
Security deposits	(9,636)	3,698
Other liabilities	(275,356)	1,571,826

Net cash provided by operating activities	1,186,688	2,811,532

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(301,945)	(1,414,836)

Net cash used in investing activities	(301,945)	(1,414,836)

FINANCING ACTIVITIES:
Proceeds from mortgages payable	-	6,182,000
Revolving note payable, net	804,403	(4,934,927)
Principal payments on mortgages payable	(832,268)	(723,527)
Additions to loan costs	-	(19,370)
Cash distributions	(569,038)	(1,138,076)

Net cash used in financing activities	(596,903)	(633,900)

NET INCREASE IN CASH AND EQUIVALENTS	287,840	762,796

CASH AND EQUIVALENTS, beginning of period	-	845,337

CASH AND EQUIVALENTS, end of period	$287,840	$1,608,133

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

(Unaudited)

The unaudited consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2008 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying consolidated financial statements for the three months ended March 31, 2009 and 2008.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and tenants in common.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2009, we owned wholly or as a tenant in common with an unaffiliated third party, 22 properties, comprised of 12 multifamily properties, 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky, Fort Lauderdale (3), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 670,000 square feet.  We own multifamily properties containing 3,672 units and retail properties containing approximately 210,000 square feet.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 17, 2009.

Basis of Presentation

The consolidated financial statements include the accounts of all wholly-owned properties.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.  These properties owned as tenants in common had previously been consolidated in our 2008 financial statements.  All prior period information has been restated to reflect our current policy of accounting for these properties using the equity method.  The following presents the effect of the restatement on operating results and cash flows for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Restated	Previously Reported
Operating results:
Total revenue	$9,887,574	$11,389,013
Operating income	1,435,949	921,477
Discontinued operations, net	574,152	738,815
Loss from continuing operations allocated to limited partners	(2,005,378)	(2,156,892)
Discontinued operations, net allocated to limited partners	538,106	689,620
Loss from continuing operations per limited partnership unit	(0.19)	(0.20)
Discontinued operations, net per limited partnership unit	0.05	0.06

Cash flows:
Net cash provided by operating activities	2,811,532	3,068,515
Net cash used in investing activities	(1,414,836)	(1,470,477)
Net cash used in financing activities	(633,900)	(746,167)

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 (“FSP 157-2”) deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of 2009.  The adoption of FSP 157-2 did not have any impact.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 are approximately as follows:

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap	$303,000	$-	$303,000	$-

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)”.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 160 did not have any impact.

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

Certain reclassifications have been made to the prior period financial statements to conform with March 31, 2009 classifications.  Our NTS Center property was reclassified during 2008 from discontinued operations to continuing operations as it is no longer classified as held for sale on our balance sheet.  This reclassification did not have a material impact on the related financial statement line items on our consolidated balance sheets or statement of operations and no effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

The acquisitions of wholly-owned properties prior to January 1, 2009 were accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations”.  The assets and liabilities purchased are recorded at their fair market value at the date of the acquisition.  We allocate the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily properties will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.  Our tenant in common with an unaffiliated third party properties acquired were accounted for using the equity method.

We adopted SFAS No. 141 “Business Combinations” revised 141R on January 1, 2009, which requires us to expense acquisition costs as incurred.

During the three months ended March 31, 2009, we did not acquire any properties.

On April 10, 2009, we entered into an agreement to purchase two multifamily properties located in Orlando, Florida known as Sabal Park Apartments (“Sabal Park”) and Golf Brook Apartments (“Golf Brook”).  Subject to the terms and conditions of the agreement, we agreed to an aggregate purchase price of $32.5 million to acquire Sabal Park and Golf Brook.  Sabal Park is a 162-unit luxury apartment community, while Golf Brook is a 195-unit luxury apartment community, both offering amenities such as a fitness center, resort-style pool and custom home features.  We may purchase these properties with a joint venture partner or as a tenant in common with an unaffiliated third party.

Dispositions

During the three months ended March 31, 2009, we did not dispose of any properties.

Discontinued Operations and Long Lived Assets and Liabilities Held for Sale

In May 2008, we sold Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, NTS Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  Our NTS Center property was reclassified during 2008 from discontinued operations to continuing operations, as it is no longer classified as held for sale on our balance sheet.  All prior periods presented have been reclassified as discontinued operations.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Date of Sale
Atrium Center	Louisville, KY	May 2008
Blankenbaker Business Center I	Louisville, KY	May 2008
Blankenbaker Business Center II	Louisville, KY	May 2008
Anthem Office Center	Louisville, KY	May 2008
Plainview Center	Louisville, KY	May 2008
Plainview Point Office Center Phase I and II	Louisville, KY	May 2008
Plainview Point Office Center Phase III	Louisville, KY	May 2008
ITT Parking Lot	Louisville, KY	May 2008

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three months ended March 31, 2008.

(Unaudited)
Three Months Ended March 31, 2008
REVENUE:
Rental income	$1,747,295
Tenant reimbursements	141,777

Total revenue	1,889,072

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	596,205
Management fees	90,625
Property taxes and insurance	141,883
Depreciation and amortization	7,771

Total operating expenses	836,484

DISCONTINUED OPERATING INCOME	1,052,588

Interest and other income	5,812
Interest expense	(484,248)
Loss on disposal of assets	-

Discontinued operations, net	$574,152

Note 4 — Concentration of Credit Risk

We own and operate, either wholly or as a tenant in common with an unaffiliated third party, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents and cash and equivalents - restricted.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are currently insured by the FDIC up to $250,000 per bank account.  At March 31, 2009, we may at times, in certain accounts, have deposits in excess of $250,000 per bank account.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $4,016,000 and $3,283,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three months ended March 31, 2009 and 2008 did not result in an impairment loss.

Note 8 — Investments in and Advances to Tenants in Common

We own a tenant in common interest in and operate the following properties:

•                  The Overlook at St. Thomas; a 484-unit luxury apartment complex in Louisville, Kentucky.  We own a 60% interest as a tenant in common with an unaffiliated third party.

•                  Creek’s Edge at Stony Point; a 202-unit luxury apartment complex in Richmond, Virginia.  We own a 51% interest as a tenant in common with an unaffiliated third party.

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2009	December 31, 2008
Summarized Balance Sheets
Land, buildings and amenities	$69,706,990	$70,726,877
Other, net	1,705,398	1,525,783
Total assets	$71,412,388	$72,252,660

Mortgages payable and other liabilities	$58,791,141	$58,697,143
Equity	12,621,247	13,555,517
Total liabilities and equity	$71,412,388	$72,252,660

	(Unaudited) Three Months Ended
	March 31, 2009	March 31, 2008
Summarized Statements of Operations
Revenue	$2,012,948	$1,922,790
Operating Loss	$(86,323)	$(256,490)
Net Loss	$(934,271)	$(1,118,589)

Note 9 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	March 31, 2009	December 31, 2008
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $41,658,273	$27,353,315	$27,534,884

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 1.8%, currently 2.30%, due June 1, 2009, secured by certain land, buildings and amenities, with a carrying value of $17,045,876 and an $800,880 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	23,814,000	23,907,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $144,702,966	70,756,299	71,041,740

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $144,702,966	31,869,994	32,001,720

Revolving note payable to a bank for $15.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 1.75%, currently 2.26%, due May 31, 2009	7,286,552	6,482,149

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 9.0%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,619,870	2,382,771	2,412,387

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $2,016,884	2,216,077	2,277,378

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $12,590,914	11,526,296	11,575,911

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 6.03% maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $38,786,793	26,328,500	26,328,500

	$203,533,804	$203,561,669

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2009 was approximately $218.7 million.

Interest paid for the three months ended March 31, 2009 and 2008 was approximately $2.9 million and $3.1 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2009.  We anticipate renewing or refinancing our mortgages and note payable coming due within the next twelve months.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expires.

The fair value of the interest rate swap agreement at March 31, 2009, was approximately $0.3 million and is included in Other Liabilities on our Consolidated Balance Sheet.  During the three months ended March 31, 2009, we recognized a net loss of approximately $35,000 on the interest rate swap agreement after any net payments received or made.

Mortgages payable for our tenant in common properties consist of the following:

	(Unaudited)
	March 31, 2009	December 31, 2008
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $40,462,627 (1)	$35,143,728	$35,268,090

Mortgage payable to a bank in monthly installments, bearing fixed interest at 5.99% maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $29,244,363 (2)	$22,750,000	$22,750,000

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Note 10 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreement.

Note 11 — Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the management agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following approximate amounts pursuant to our management agreement with NTS Development Company for the three months ended March 31, 2009 and 2008.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended March 31,
	2009	2008
Property management fees	$531,000	$590,000

Operating expenses reimbursement - Property	776,000	806,000
Operating expenses reimbursement - Multifamily Leasing	130,000	114,000
Operating expenses reimbursement - Administrative	254,000	312,000
Operating expenses reimbursement - Other	12,000	24,000

Total operating expenses reimbursed to affiliate	1,172,000	1,256,000

Professional and administrative expenses reimbursed to affiliate	393,000	439,000

Construction supervision fees	10,000	54,000
Commercial leasing fees	2,000	5,000

Total related party transactions	$2,108,000	$2,344,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended March 31, 2009 and 2008, we were charged approximately $16,000 and $22,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot at NTS Center.  We received rental payments from NTS Development Company of approximately $75,000 and $74,000 during each of the three months ended March 31, 2009 and 2008, respectively.  The average per square foot rental rate for similar office space in NTS Center as of March 31, 2009 was $14.88 per square foot.

Note 12 — Commitments and Contingencies

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

Note 13 — Segment Reporting

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

	(Unaudited)
	Three Months Ended March 31, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$332,827	$1,318,996	$8,590,034	$(9,227)	$10,232,630
Tenant reimbursements	30,257	425,571	-	-	455,828

Total revenue	363,084	1,744,567	8,590,034	(9,227)	10,688,458

Operating expenses and operating expenses reimbursed to affiliate	43,753	665,642	2,585,233	-	3,294,628
Management fees	22,127	79,366	429,058	-	530,551
Property taxes and insurance	14,316	234,616	1,199,361	31,940	1,480,233
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	680,973	680,973
Depreciation and amortization	71,251	487,189	3,566,052	-	4,124,492

Total operating expenses	151,447	1,466,813	7,779,704	712,913	10,110,877

Operating income (loss)	211,637	277,754	810,330	(722,140)	577,581

Interest and other income	-	413	6,986	56,588	63,987
Interest expense, net	(108,555)	(467,495)	(2,228,128)	50,824	(2,753,354)
Loss on disposal of assets	-	(10,558)	(1,197)	-	(11,755)
Loss from investments in tenants in common	-	-	(520,214)	-	(520,214)

Income (loss) from continuing operations	103,082	(199,886)	(1,932,223)	(614,728)	(2,643,755)

Net income (loss)	$103,082	$(199,886)	$(1,932,223)	$(614,728)	$(2,643,755)

Land, buildings and amenities, net	$7,271,598	$30,110,475	$237,738,946	$-	$275,121,019

	(Unaudited)
	Three Months Ended March 31, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$325,075	$1,728,144	$7,463,324	$(30,990)	$9,485,553
Tenant reimbursements	-	20,099	381,922	-	-	402,021

Total revenue	-	345,174	2,110,066	7,463,324	(30,990)	9,887,574

Operating expenses and operating expenses reimbursed to affiliate	-	32,399	588,685	2,156,726	-	2,777,810
Management fees	-	15,303	102,047	381,711	-	499,061
Property taxes and insurance	-	14,542	211,058	881,643	31,235	1,138,478
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	738,689	738,689
Depreciation and amortization	-	67,677	393,282	2,836,628	-	3,297,587

Total operating expenses	-	129,921	1,295,072	6,256,708	769,924	8,451,625

Operating income (loss)	-	215,253	814,994	1,206,616	(800,914)	1,435,949

Interest and other income	-	-	427	4,730	-	5,157
Interest expense, net	-	(111,466)	(437,634)	(1,890,059)	(469,446)	(2,908,605)
Loss on disposal of assets	-	-	(36,070)	(17,123)	-	(53,193)
Loss from investments in tenants in common	-	-	-	(619,019)	-	(619,019)

Income (loss) from continuing operations	-	103,787	341,717	(1,314,855)	(1,270,360)	(2,139,711)
Discontinued operations, net	8,070	-	566,082	-	-	574,152

Net income (loss)	$8,070	$103,787	$907,799	$(1,314,855)	$(1,270,360)	$(1,565,559)

Land, buildings and amenities, net	$-	$7,364,879	$29,887,484	$209,825,938	$-	$247,078,301

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical Accounting Policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 31, 2009, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2009.

Results of Operations

As of March 31, 2009, we owned wholly or as a tenant in common with an unaffiliated third party, twelve multifamily properties, seven office and business centers and three retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three months ended March 31, 2009 and 2008 was approximately $2.6 million and $1.6 million, respectively.  During 2008, we acquired Shelby Farms Apartments (June 2008), referred to as our “2008 acquisition”.  Our increase in net loss for the three months ended March 31, 2009 as compared to 2008 is primarily due to the net operating results of our 2008 acquisition, a $0.7 million loss.  The remaining increase in net loss is due to the sale of the Office Portfolio in May 2008 with discontinued operations net income for the three months ended March 31, 2008 of approximately $0.6 million without similar net income in 2009.

The following tables include certain selected summarized operating data for the three months ended March 31, 2009 and 2008.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$363,084	$1,744,567	$8,590,034	$(9,227)	$10,688,458
Operating expenses and operating expenses reimbursed to affiliate	43,753	665,642	2,585,233	-	3,294,628
Depreciation and amortization	71,251	487,189	3,566,052	-	4,124,492
Total interest expense	(108,555)	(467,495)	(2,228,128)	50,824	(2,753,354)
Net income (loss)	103,082	(199,886)	(1,932,223)	(614,728)	(2,643,755)

	(Unaudited)
	Three Months Ended March 31, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$345,174	$2,110,066	$7,463,324	$(30,990)	$9,887,574
Operating expenses and operating expenses reimbursed to affiliate	-	32,399	588,685	2,156,726	-	2,777,810
Depreciation and amortization	-	67,677	393,282	2,836,628	-	3,297,587
Total interest expense	-	(111,466)	(437,634)	(1,890,059)	(469,446)	(2,908,605)
Net income (loss)	8,070	103,787	907,799	(1,314,855)	(1,270,360)	(1,565,559)

Occupancy levels at our continuing properties by segment as of March 31, 2009 and 2008 were as follows:

	2009	2008
Commercial	67%	74%
Multifamily	92%	93%
Retail	99%	98%
Land	N/A	N/A

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Commercial	68%	75%
Multifamily	92%	93%
Retail	99%	98%
Land	N/A	N/A

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ended March 31, 2009 and 2008.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $10.7 million and $9.9 million, respectively.  The increase of $0.8 million, or 8%, was primarily the result of our 2008 acquisition.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $2.1 million and $1.7 million, respectively.  The increase of $0.4 million, or 24%, was primarily due to a $0.3 million increase from our 2008 acquisition along with an overall increase of $0.1 million across our commercial and multifamily properties for repairs and maintenance, utilities and landscaping expenses.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $1.2 million and $1.1 million, respectively.  The increase of $0.1 million, or 9%, was primarily due to reimbursing NTS Development Company for the employees of our 2008 acquisition.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Property	$776,000	$681,000
Multifamily Leasing	130,000	114,000
Administrative	254,000	246,000
Other	12,000	14,000

Total	$1,172,000	$1,055,000

Management Fees

Management fees from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $0.5 million and $0.5 million, respectively.  For the three months ended March 31, 2009 and 2008, there were no material offsetting changes in management fees.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $1.5 million and $1.1 million, respectively.  The increase of $0.4 million, or 36%, was primarily due to a $0.3 million increase in property taxes and insurance from our 2008 acquisition along with increased property tax expense of $0.1 million at Castle Creek Apartments, Lake Clearwater Apartments and the Lakes Apartments as a result of increased property tax assessments.  We are continuing to appeal the property tax assessments on these properties located in Marion County, Indiana.  There can be no assurance these appeals will be successful.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended March 31, 2009 and 2008 were approximately $0.3 million and $0.3 million, respectively.  For the three months ended March 31, 2009 and 2008, there were no material offsetting changes in professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2009 and 2008 were $0.4 million and $0.4 million, respectively.  For the three months ended March 31, 2009 and 2008, there were no material offsetting changes in professional and administrative expenses reimbursed to affiliate.

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

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Finance	$89,000	$103,000
Accounting	187,000	216,000
Investor Relations	79,000	78,000
Human Resources	4,000	5,000
Overhead	34,000	37,000

Total	$393,000	439,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $4.1 million and $3.3 million, respectively.  The increase of $0.8 million, or 24%, was primarily due to our 2008 acquisition.

Interest Expense

Interest expense from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $2.8 million and $2.9 million, respectively.  The decrease of $0.1 million, or 3%, was primarily due to the May 2008 payoff of our mortgage payable to a bank of $14.3 million, which relates to the sale of the Office Portfolio.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2009 and 2008 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2009 loss on disposal of assets was due to heating and air conditioning unit replacement while the 2008 loss on disposal of assets included heating and air conditioning unit replacement, tenant finish renovations and signage.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the three months ended March 31, 2009 and 2008 includes the net operating loss attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Discontinued operations, net for the three months ended March 31, 2008 was approximately $0.6 million.  Discontinued operations for the three months ended March 31, 2008 includes the net operating results for the properties previously sold as listed below.

Property	Location	Date of Sale
Atrium Center	Louisville, KY	May 2008
Blankenbaker Business Center I	Louisville, KY	May 2008
Blankenbaker Business Center II	Louisville, KY	May 2008
Anthem Office Center	Louisville, KY	May 2008
Plainview Center	Louisville, KY	May 2008
Plainview Point Office Center Phase I and II	Louisville, KY	May 2008
Plainview Point Office Center Phase III	Louisville, KY	May 2008
ITT Parking Lot	Louisville, KY	May 2008

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

The following table summarizes our approximate sources/uses of cash flow for the three months ended March 31, 2009 and 2008:

	(Unaudited)
	Three Months Ended March 31,
	2009	2008
Operating activities	$1,187,000	$2,812,000
Investing activities	(302,000)	(1,415,000)
Financing activities	(597,000)	(634,000)

Net increase in cash and equivalents	$288,000	763,000

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $1.2 million from $2.8 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease was primarily due to a $0.4 million decrease in operating cash from discontinued operations and a $0.7 million decrease in cash used to satisfy accounts payable for the three months ended March 31, 2009 as compared to March 31, 2008.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $0.3 million from $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease was due to fewer additions to land, buildings and amenities than in the comparable prior period.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.6 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.  Our cash flow from financing activities for the three months ended March 31, 2009 included $0.8 million in principal payments on our mortgages payable and $0.6 million in cash distributions offset by $0.8 million in proceeds from our revolving note payable.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $0.3 million on March 31, 2009.

On March 17, 2009, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 17, 2009, to limited partners of record at the close of business on March 31, 2009.

Pursuant to leasing agreements signed by March 31, 2009, we are obligated to incur expenditures of approximately $1.0 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  These costs could increase materially if we are successful in leasing space in Sears Office Building.  This discussion of future liquidity details our material commitments.  We intend to renew our note payable and mortgage payable coming due in the next twelve months with the existing lenders.

Our availability on the revolving note payable was approximately $7.7 million as of March 31, 2009.

Property Transactions

During the three months ended March 31, 2009, we made no property acquisitions or dispositions.

On April 10, 2009, we entered into an agreement to purchase two multifamily properties located in Orlando, Florida known as Sabal Park Apartments (“Sabal Park”) and Golf Brook Apartments (“Golf Brook”).  Subject to the terms and conditions of the agreement, we agreed to an aggregate purchase price of $32.5 million to acquire Sabal Park and Golf Brook.  Sabal Park is a 162-unit luxury apartment community, while Golf Brook is a 195-unit luxury apartment community, both offering amenities such as a fitness center, resort-style pool and custom home features.  We may purchase these properties with a joint venture partner or as a tenant in common with an unaffiliated third party.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $31.1 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.3 million annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expires.

The fair value of the interest rate swap agreement at March 31, 2009, was approximately $0.3 million and is included in Other Liabilities on our Consolidated Balance Sheet.  During the three months ended March 31, 2009, we recognized a net loss of approximately $35,000 on the interest rate swap agreement after any net payments received or made.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2009 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$262,957,670	$44,160,784	$27,688,141	$25,918,379	$165,190,366
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$262,957,670	$44,160,784	$27,688,141	$25,918,379	$165,190,366

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 – Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing general partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T – Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2009.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

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

During the three months ended March 31, 2009, 17,500 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced May 16, 2008, December 1, 2008 and December 15, 2008, respectively.  The table below summarizes activity pursuant to these plans for the quarterly period ended March 31, 2009.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2009	4,400	$3.67	276,491	(2)		(1)

February 2009	4,000	$3.62	280,491	(2)		(1)

March 2009	9,100	$3.76	289,591	(2)		(1)

Total	17,500	$3.68	289,591	(2)		(1)

(1)	A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.
(2)

Represents the total number of our limited partnership units that have been purchased to the trading plans by entities created or controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

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
Date: May 8, 2009

	By:	/s/ Gregory A. Wells
Gregory A. Wells
Its: Chief Financial Officer
Date: May 8, 2009