Form 10-Q
period 2009-06-30
NTS REALTY HOLDINGS LP
filed 2009-08-14
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2009, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS:
Cash and equivalents	$419,872	$-
Cash and equivalents - restricted	1,756,737	554,115
Accounts receivable, net of allowance for doubtful accounts of $133,509 at June 30, 2009 and $90,932 at December 31, 2008	1,622,074	1,642,311
Notes receivable	3,500,000	3,500,000
Land, buildings and amenities, net	300,035,686	275,492,668
Long-lived assets held for sale	3,300,867	3,354,405
Investments in and advances to tenants in common	5,329,948	6,432,165
Other assets	3,795,649	3,139,415

Total assets	$319,760,833	$294,115,079

LIABILITIES:
Mortgages and note payable	$232,665,296	$203,561,669
Accounts payable and accrued expenses	3,178,740	2,637,291
Accounts payable and accrued expenses due to affiliate	650,829	267,388
Distributions payable	569,038	569,038
Security deposits	869,631	821,999
Long-lived liabilities held for sale	60,981	-
Other liabilities	5,741,069	5,168,237

Total liabilities	243,735,584	213,025,622

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY:
Partners’ equity	73,577,788	81,089,457
Noncontrolling interest	2,447,461	-

Total equity	76,025,249	81,089,457

Total liabilities and equity	$319,760,833	$294,115,079

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Partners’ Equity as of June 30, 2009

(Unaudited)

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	-	-	3,181,067	47,488,513	50,669,580
Consolidated net loss current year	-	-	(400,138)	(5,973,455)	(6,373,593)
Cash distributions declared to date	-	-	(1,293,282)	(19,306,742)	(20,600,024)
Retirement of limited partnership interests to date	-	(848)	-	-	-

Balances on June 30, 2009	714,491	10,666,269	$4,619,028	$68,958,760	$73,577,788

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		Restated		Restated
REVENUE:
Rental income	$10,291,708	$9,159,653	$20,341,390	$18,462,261
Tenant reimbursements	447,653	412,999	903,481	815,021

Total revenue	10,739,361	9,572,652	21,244,871	19,277,282

EXPENSES:
Operating expenses	2,685,509	2,808,396	4,803,917	4,530,822
Operating expenses reimbursed to affiliate	1,191,391	1,056,436	2,357,432	2,106,689
Management fees	538,363	468,316	1,056,717	961,279
Property taxes and insurance	1,841,203	1,712,287	3,321,437	2,850,766
Professional and administrative expenses	360,968	269,435	648,960	569,302
Professional and administrative expenses reimbursed to affiliate	392,412	404,441	785,393	843,263
Depreciation and amortization	4,255,820	3,297,188	8,353,542	6,568,008

Total operating expenses	11,265,666	10,016,499	21,327,398	18,430,129

OPERATING (LOSS) INCOME	(526,305)	(443,847)	(82,527)	847,153

Interest and other income	75,160	136,085	139,148	141,242
Interest expense	(2,850,622)	(2,312,706)	(5,585,675)	(5,202,658)
Loss on disposal of assets	(1,407)	(23,610)	(13,162)	(76,804)
Loss from investments in tenants in common	(582,003)	(583,355)	(1,102,217)	(1,202,374)

LOSS FROM CONTINUING OPERATIONS	(3,885,177)	(3,227,433)	(6,644,433)	(5,493,441)
Discontinued operations, net	123,487	(115,357)	238,988	585,092
Gain on sale of discontinued operations	-	18,910,133	-	18,910,133

CONSOLIDATED NET (LOSS) INCOME	(3,761,690)	15,567,343	(6,405,445)	14,001,784
Net loss attributable to noncontrolling interests	(31,852)	-	(31,852)	-

NET (LOSS) INCOME	$(3,729,838)	$15,567,343	$(6,373,593)	$14,001,784

Loss from continuing operations allocated to limited partners	$(3,641,263)	$(3,024,813)	$(6,227,291)	$(5,148,559)
Discontinued operations, net allocated to limited partners	115,734	(108,115)	223,984	548,359
Gain on sale of discontinued operations allocated to limited partners	-	17,722,944	-	17,722,944
Net loss attributable to noncontrolling interests allocated to limited partners	(29,852)	-	(29,852)	-

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(3,495,677)	$14,590,016	$(5,973,455)	$13,122,744

Loss from continuing operations per limited partnership unit	$(0.34)	$(0.28)	$(0.58)	$(0.48)
Discontinued operations, net per limited partnership unit	0.01	(0.01)	0.02	0.05
Gain on sale of discontinued operations per limited partnership unit	-	1.66	-	1.66
Net loss attributable to noncontrolling interests per limited partnership unit	-	-	-	-

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.33)	$1.37	$(0.56)	$1.23

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
		Restated
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(6,405,445)	$14,001,784
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from sale of discontinued operations	-	(18,910,133)
Loss on disposal of assets	13,161	76,803
Depreciation and amortization	8,743,292	6,958,554
Loss from investments in tenants in common	1,102,217	1,202,374
Changes in assets and liabilities:
Cash and equivalents - restricted	(1,202,622)	(4,643,722)
Accounts receivable	39,784	413,775
Other assets	(1,241,635)	1,822,727
Accounts payable and accrued expenses	541,449	(239,649)
Accounts payable and accrued expenses due to affiliate	383,441	94,078
Security deposits	47,632	(86,852)
Other liabilities	633,813	705,418

Net cash provided by operating activities	2,655,087	1,395,157

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(504,620)	(3,071,913)
Proceeds from sale of discontinued operations	-	49,963,973
Acquisitions	(32,175,459)	(41,000,000)
Deposit on acquisitions	-	(42,500)
Notes receivable	-	(3,500,000)

Net cash (used in) provided by investing activities	(32,680,079)	2,349,560

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	2,479,313	-
Proceeds from mortgages payable	24,225,000	33,982,000
Revolving note payable, net	6,519,892	(17,670,437)
Principal payments on mortgages payable	(1,641,265)	(1,437,128)
Additional payments on mortgages payable	-	(16,850,813)
Additions to loan costs	-	(108,498)
Cash distributions	(1,138,076)	(2,276,152)

Net cash provided by (used in) financing activities	30,444,864	(4,361,028)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	419,872	(616,311)

CASH AND EQUIVALENTS, beginning of period	-	845,337

CASH AND EQUIVALENTS, end of period	$419,872	$229,026

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2008 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008. Management has evaluated subsequent events through August 14, 2009, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and tenants in common.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of June 30, 2009, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 24 properties, comprised of 14 multifamily properties, 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky, Fort Lauderdale (3) and Orlando (2), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 670,000 square feet.  We own multifamily properties containing 4,029 units and retail properties containing approximately 210,000 square feet.

We pay distributions if and when authorized by our managing general partner.  We are required to pay distributions on a quarterly basis, equal to no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year will be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year will be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 17, 2009 and July 16, 2009.

Basis of Presentation

The condensed consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.  Our properties owned as tenants in common had previously been consolidated in our 2008 financial statements for the three and six months ended June 30, 2008.  All prior period information has been restated to reflect our current policy of accounting for these properties using the equity method.  This restatement did not affect our partners’ equity, loss from continuing operations, net income or corresponding per limited partnership unit amounts as previously reported.  The following presents the effect of the restatement on operating results and cash flows for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Restated (1)	Previously Reported	Restated (1)	Previously Reported
Operating results:
Total revenue	$9,572,652	$11,358,632	$19,277,282	$22,747,644
Operating (loss) income	(443,847)	(723,235)	847,153	198,243
Discontinued operations, net	(115,357)	(99,319)	585,092	636,497
Loss from continuing operations allocated to limited partners	(3,024,813)	(3,039,844)	(5,148,559)	(5,196,737)
Discontinued operations, net allocated to limited partners	(108,115)	(93,084)	548,359	596,537
Loss from continuing operations per limited partnership unit	(0.28)	(0.28)	(0.48)	(0.49)
Discontinued operations, net per limited partnership unit	(0.01)	(0.01)	0.05	0.06

(1) The restatement includes Outlet Mall in discontinued operations.

	Six Months Ended June 30, 2008
	Restated	Previously Reported
Cash flows:
Net cash provided by operating activities	$1,395,157	$1,846,052
Net cash provided by investing activities	2,349,560	2,304,236
Net cash used in financing activities	(4,361,028)	(4,581,580)

Effective, January 1, 2009, we adopted the provisions of the Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements.

Further, as a result of the adoption of SFAS 160, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties), is excluded from the determination of consolidated net income (loss).

Our properties owned through joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, are Golf Brook Apartments and Sabal Park Apartments in Orlando, Florida  At June 30, 2009, we owned 76.5% of each joint venture.  An executive officer of NTS Realty’s managing general partner has a familial relationship with a member of the joint venture partner.

A progression of noncontrolling interests for the six months ended June 30, 2009 is as follows:

2009
Noncontrolling interests at January 1	$-
Contributions from noncontrolling interest holders in properties	2,479,313
Net loss attributable to noncontrolling interests	(31,852)
Total noncontrolling interests	$2,447,461

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”).  SFAS 157 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of SFAS 157 were effective as of January 1, 2008; however, FASB Staff Position No. 157-2 (“FSP 157-2”) deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of 2009.  The adoption of FSP 157-2 did not have any impact.

SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements as of June 30, 2009
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap (1)	$143,773	$-	$143,773	$-

	Fair Value Measurements as of December 31, 2008
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap (1)	$475,336	$-	$475,336	$-

(1)         Fair value for our interest rate swap was determined based on the valuation statements issued as of June 30, 2009 and December 31, 2008 by the counter-party bank.  The fair value is based upon the estimated amounts we would receive to sell an asset or transfer a liability in an orderly transaction between market participants at the reporting dates and is determined using interest rate market pricing models.

Financial Instruments

During the second quarter 2009, we adopted FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in both interim and annual financial statements ( Note 2).

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

Cash and equivalents and cash and equivalents-restricted — The carrying amount of these assets and liabilities approximates fair value as of June 30, 2009 and December 31, 2008 due to the short-term nature of such accounts.

Notes receivable — As of June 30, 2009 and December 31, 2008, we determined the estimated fair values of our notes receivable were approximately $3.3 million and $3.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and note payable — As of June 30, 2009 and December 31, 2008, we determined the estimated fair values of our mortgages and note payable, including those relating to discontinued operations, were approximately $237.0 million and $217.6 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Certain reclassifications have been made to the prior period financial statements to conform with June 30, 2009 classifications.  Our NTS Center property was reclassified during 2008 from discontinued operations to continuing operations as it is no longer classified as held for sale on our balance sheet.  Our Outlet Mall property was reclassified in 2009 as discontinued operations and as held for sale on our balance sheet.  These reclassifications did not have an effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

Upon acquisition of wholly owned properties, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R). We allocate the purchase price for each of the properties to net tangible and identified intangible assets acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily properties will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases exist.  No customer relationship intangibles exist.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections that utilize discount and capitalization rates deemed appropriate and available market information.

We adopted SFAS No 141 “Business Combinations” revised 141R on January 1, 2009, which requires us to expense acquisition costs as incurred.

During the six months ended June 30, 2009, we made the following property acquisitions primarily to invest in additional multifamily properties:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a bank of $9.6 million.  Ownership percentage at June 30, 2009 was 76.5%.

(2)          Financed by a mortgage payable to a bank of $14.6 million.  Ownership percentage at June 30, 2009 was 76.5%.

The following table summarizes the consideration paid for Sabal Park and Golf Brook, the assets acquired and liabilities assumed at the acquisition date.

	Golf Brook	Sabal Park
Consideration
Cash	$19,330,517	$12,873,833
Assets acquired
Land, buildings and amenities	$19,315,565	$12,859,894
Identified intangible asset	184,435	140,106
Liabilities assumed
Accounts payable and accrued expenses; Other liabilities	(169,483)	(126,167)

Total identifiable net assets	$19,330,517	$12,873,833

On July 29, 2009, our joint venture partner contributed approximately $1.7 million to our joint ventures which reduced our ownership percentage to 65.1% of each joint venture.

On August 6, 2009, our joint venture partner contributed approximately $1.5 million to our joint ventures which reduced our ownership percentage to 51.0% of each joint venture.  We do not expect our ownership interest in either joint venture to be further reduced.

Pro Forma Information

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2009 acquisitions as of the beginning of each period presented.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$11,432,265	$10,637,960	$22,816,105	$21,407,898
Expenses and other income, net	12,036,376	11,153,997	23,133,676	20,705,122

Operating (loss) income	(604,111)	(516,037)	(317,571)	702,776

Net (loss) income	$(3,925,091)	$15,338,152	$(6,861,185)	$13,543,405

Loss from continuing operations allocated to limited partners	$(3,880,472)	$(3,305,599)	$(6,824,653)	$(5,710,129)

Net (loss) income allocated to limited partners	$(3,678,673)	$14,375,214	$(6,430,436)	$12,693,142

Loss from continuing operations per limited partnership unit	$(0.36)	$(0.31)	$(0.64)	$(0.54)

Net (loss) income per limited partnership unit	$(0.34)	$1.35	$(0.60)	$1.19

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

Dispositions

During the six months ended June 30, 2009, we did not dispose of any properties.

Discontinued Operations and Long-Lived Assets and Liabilities Held for Sale

In May 2008, we sold the Atrium Center, Blankenbaker Business Center I, Blankenbaker Business Center II, Anthem Office Center, Plainview Center, Plainview Point Office Center Phase I and II, Plainview Point Office Center Phase III, and the ITT Parking Lot (the “Office Portfolio”).  The Office Portfolio has been reclassified as discontinued operations in all prior periods presented.  Our NTS Center property was reclassified during 2008 from discontinued operations to continuing operations, as it is no longer classified as held for sale on our balance sheet.

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  Pursuant to the agreement, we are scheduled to receive $4.0 million in cash if the sale is completed.  The proposed purchaser is entitled to conduct due diligence on the property until August 21, 2009, and, if satisfied, must close on March 12, 2010.  We intend to use the proceeds from the sale to repay outstanding debt and for working capital requirements.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Date of Sale
Atrium Center	Louisville, KY	May 2008
Blankenbaker Business Center I	Louisville, KY	May 2008
Blankenbaker Business Center II	Louisville, KY	May 2008
Anthem Office Center	Louisville, KY	May 2008
Plainview Center	Louisville, KY	May 2008
Plainview Point Office Center Phase I and II	Louisville, KY	May 2008
Plainview Point Office Center Phase III	Louisville, KY	May 2008
ITT Parking Lot	Louisville, KY	May 2008
Outlet Mall	Louisville, KY	Asset Held for Sale

These assets and liabilities held for sale have been separately identified on our balance sheets at June 30, 2009 and December 31, 2008.

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and six months ended June 30, 2008 and June 30, 2009, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Rental income	$182,944	$717,645	$365,888	$2,647,885
Tenant reimbursements	-	47,685	-	189,462

Total revenue	182,944	765,330	365,888	2,837,347

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	5,330	209,827	15,505	811,159
Management fees	9,147	31,085	21,343	127,808
Property taxes and insurance	-	40,099	-	181,982
Depreciation and amortization	26,769	29,359	53,538	63,899

Total expenses	41,246	310,370	90,386	1,184,848

DISCONTINUED OPERATING INCOME	141,698	454,960	275,502	1,652,499

Interest and other income	-	4,661	-	10,473
Interest expense	(18,211)	(574,978)	(36,514)	(1,077,880)

Discontinued operations, net	$123,487	$(115,357)	$238,988	$585,092

Note 4 — Concentration of Credit Risk

We own and operate, either wholly, as a tenant in common with an unaffiliated third party, or through joint venture investments, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended June 30, 2009 and 2008 was approximately $4,134,000 and $3,262,000, respectively.  Depreciation expense from continuing operations for the six months ended June 30, 2009 and 2008 was approximately $8,124,000 and $6,518,000, respectively.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2009 and 2008 did not result in an impairment loss.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2009	December 31, 2008
Summarized Balance Sheets
Land, buildings and amenities	$68,565,600	$70,726,877
Other, net	1,688,392	1,525,783
Total assets	$70,253,992	$72,252,660

Mortgages payable and other liabilities	$58,679,892	$58,697,143
Equity	11,574,100	13,555,517
Total liabilities and equity	$70,253,992	$72,252,660

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Summarized Statements of Operations

Revenue	$2,034,623	$2,031,878	$4,047,570	$3,954,667

Operating expenses	488,502	455,513	868,470	821,619
Operating expenses reimbursed to affiliate	238,772	238,351	485,279	482,008
Management fees	69,240	71,344	140,105	139,775
Property taxes and insurance	238,556	260,877	473,008	493,339
Depreciation and amortization	1,169,402	1,193,083	2,336,880	2,461,706

Total operating expenses	2,204,472	2,219,168	4,303,742	4,398,447

Operating loss	(169,849)	(187,290)	(256,172)	(443,780)

Net loss	$(1,047,145)	$(1,044,230)	$(1,981,417)	$(2,162,818)

Note 9 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	June 30, 2009	December 31, 2008
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $40,989,318	$27,169,434	$27,534,884

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.82%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,906,059 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin, the chairman and president, respectively, of our managing general partner	23,752,000	23,907,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $142,811,101	70,466,570	71,041,740

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $142,811,101	31,736,498	32,001,720

Revolving note payable to a bank for $15.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.82%, due September 30, 2009	13,002,041	6,482,149

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 9.0%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,596,032	2,352,482	2,412,387

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $1,977,430	2,153,472	2,277,378

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $12,347,614	11,479,299	11,575,911

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 6.03% maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $38,171,051	26,328,500	26,328,500

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.65%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $19,229,899	14,625,000	-

Mortgage payable to a bank, with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.82%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $12,808,905	9,600,000	-

	$232,665,296	$203,561,669

Interest paid for the six months ended June 30, 2009 and 2008 was approximately $5.8 million and $6.2 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and note payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2009.  We anticipate renewing or refinancing our mortgages and note payable coming due within the next twelve months.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expires.

The fair value of the interest rate swap agreement at June 30, 2009 and December 31, 2008, was approximately $0.1 million and $0.5 million, respectively, and is included in Other Liabilities on our condensed consolidated Balance Sheets.  During the three months ended June 30, 2009 and 2008, we recognized a net loss of approximately $52,000 and a net gain of $193,000 on the interest rate swap agreement after any net payments were received or made.  During the six months ended June 30, 2009 and 2008, we recognized a net loss of approximately $86,000 and $188,000 on the interest rate swap agreement after any net payments were received or made.

Mortgages payable on our properties owned as a tenant in common with an unaffiliated third party consist of the following:

	(Unaudited)
	June 30, 2009	December 31, 2008
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $39,805,334 (1)	$35,028,690	$35,268,090

Mortgage payable to a bank in monthly installments, bearing fixed interest at 5.99% maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $28,760,266 (2)	$22,750,000	$22,750,000

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Note 10 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our management agreements.

Note 11 — Related Party Transactions

Pursuant to our management agreement, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties and joint venture properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary, and 3.5% of the gross collected revenue from our properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  These construction supervision fees are capitalized as part of land, buildings and amenities.  Also pursuant to the management agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following approximate amounts pursuant to our management agreement with NTS Development Company for our wholly-owned and joint venture investments for the three and six months ended June 30, 2009 and 2008.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended June 30,
	2009	2008
Property management fees	$548,000	$499,000

Operating expenses reimbursement – Property	802,000	719,000
Operating expenses reimbursement – Multifamily Leasing	144,000	131,000
Operating expenses reimbursement – Administrative	239,000	257,000
Operating expenses reimbursement – Other	12,000	21,000

Total operating expenses reimbursed to affiliate	1,197,000	1,128,000

Professional and administrative expenses reimbursed to affiliate	392,000	404,000

Construction supervision fees	7,000	3,000
Commercial leasing fees	56,000	93,000

Total related party transactions	$2,200,000	$2,127,000

	(Unaudited)
	For the Six Months Ended June 30,
	2009	2008
Property management fees	$1,078,000	$1,089,000

Operating expenses reimbursement – Property	1,577,000	1,525,000
Operating expenses reimbursement – Multifamily Leasing	274,000	244,000
Operating expenses reimbursement – Administrative	493,000	569,000
Operating expenses reimbursement – Other	24,000	46,000

Total operating expenses reimbursed to affiliate	2,368,000	2,384,000

Professional and administrative expenses reimbursed to affiliate	785,000	843,000

Construction supervision fees	18,000	8,000
Commercial leasing fees	59,000	147,000

Total related party transactions	$4,308,000	$4,471,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended June 30, 2009 and 2008, we were charged approximately $26,000 and $10,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the six months ended June 30, 2009 and 2008, we were charged approximately $42,000 and $32,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot at NTS Center.  We received rental payments from NTS Development Company of approximately $77,000 and $74,000 during each of the three months ended June 30, 2009 and 2008, respectively.  We received rental payments from NTS Development Company of approximately $152,000 and $148,000 during each of the six months ended June 30, 2009 and 2008, respectively.  The average per square foot rental rate for similar office space in NTS Center as of June 30, 2009 was $14.56 per square foot.

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

Litigation

We are not engaged in any litigation which results are expected to be material to us.  Further, we do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position, results of operations or cash flows.

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

	(Unaudited)
	Three Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$153,647	$1,272,957	$8,872,380	$(7,276)	$10,291,708
Tenant reimbursements	25,598	422,055	-	-	447,653

Total revenue	179,245	1,695,012	8,872,380	(7,276)	10,739,361

Operating expenses and operating expenses reimbursed to affiliate	46,660	710,924	3,119,316	-	3,876,900
Management fees	8,264	92,929	437,170	-	538,363
Property taxes and insurance	14,316	234,298	1,560,749	31,840	1,841,203
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	753,380	753,380
Depreciation and amortization	40,062	486,990	3,728,768	-	4,255,820

Total operating expenses	109,302	1,525,141	8,846,003	785,220	11,265,666

Operating income (loss)	69,943	169,871	26,377	(792,496)	(526,305)

Interest and other income	155	1,385	10,591	63,029	75,160
Interest expense	(89,369)	(496,262)	(2,284,595)	19,604	(2,850,622)
Loss on disposal of assets	-	-	(1,407)	-	(1,407)
Loss from investments in tenants in common	-	-	(582,003)	-	(582,003)

Loss from continuing operations	(19,271)	(325,006)	(2,831,037)	(709,863)	(3,885,177)
Discontinued operations, net	123,487	-	-	-	123,487

Consolidated net income (loss)	104,216	(325,006)	(2,831,037)	(709,863)	(3,761,690)
Net loss attributable to noncontrolling interests	-	-	(31,852)	-	(31,852)

Net income (loss)	$104,216	$(325,006)	$(2,799,185)	$(709,863)	$(3,729,838)

Land, buildings and amenities, net	$3,904,575	$29,773,222	$266,357,889	$-	$300,035,686

	(Unaudited)
	Three Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$125,413	$1,494,717	$7,608,229	$(68,706)	$9,159,653
Tenant reimbursements	-	27,073	385,926	-	-	412,999

Total revenue	-	152,486	1,880,643	7,608,229	(68,706)	9,572,652

Operating expenses and operating expenses reimbursed to affiliate	-	45,400	661,099	3,158,333	-	3,864,832
Management fees	-	7,099	82,708	378,509	-	468,316
Property taxes and insurance	-	14,543	242,532	1,423,977	31,235	1,712,287
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	673,876	673,876
Depreciation and amortization	-	58,381	392,439	2,846,368	-	3,297,188

Total operating expenses	-	125,423	1,378,778	7,807,187	705,111	10,016,499

Operating income (loss)	-	27,063	501,865	(198,958)	(773,817)	(443,847)

Interest and other income	-	-	2,409	7,682	125,994	136,085
Interest expense	-	(92,151)	(505,991)	(1,884,313)	169,749	(2,312,706)
Loss on disposal of assets	-	-	(23,610)	-	-	(23,610)
Loss from investments in tenants in common	-	-	-	(583,355)	-	(583,355)

Loss from continuing operations	-	(65,088)	(25,327)	(2,658,944)	(478,074)	(3,227,433)
Discontinued operations, net	2,690	123,385	(241,432)	-	-	(115,357)
Gain on sale of discontinued operations	120,598	-	18,789,535	-	-	18,910,133

Net income (loss)	$123,288	$58,297	$18,522,776	$(2,658,944)	$(478,074)	$15,567,343

Land, buildings and amenities, net	$-	$3,949,279	$30,917,634	$248,139,893	$-	$283,006,806

	(Unaudited)
	Six Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$303,529	$2,591,952	$17,462,413	$(16,504)	$20,341,390
Tenant reimbursements	55,855	847,626	-	-	903,481

Total revenue	359,384	3,439,578	17,462,413	(16,504)	21,244,871

Operating expenses and operating expenses reimbursed to affiliate	80,238	1,376,567	5,704,544	-	7,161,349
Management fees	18,195	172,295	866,227	-	1,056,717
Property taxes and insurance	28,632	468,914	2,760,111	63,780	3,321,437
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,434,353	1,434,353
Depreciation and amortization	84,544	974,178	7,294,820	-	8,353,542

Total operating expenses	211,609	2,991,954	16,625,702	1,498,133	21,327,398

Operating income (loss)	147,775	447,624	836,711	(1,514,637)	(82,527)

Interest and other income	155	1,798	17,578	119,617	139,148
Interest expense	(179,622)	(963,758)	(4,512,723)	70,428	(5,585,675)
Loss on disposal of assets	-	(10,558)	(2,604)	-	(13,162)
Loss from investments in tenants in common	-	-	(1,102,217)	-	(1,102,217)

Loss from continuing operations	(31,692)	(524,894)	(4,763,255)	(1,324,592)	(6,644,433)
Discontinued operations, net	238,988	-	-	-	238,988

Consolidated net income (loss)	207,296	(524,894)	(4,763,255)	(1,324,592)	(6,405,445)
Net loss attributable to noncontrolling interests	-	-	(31,852)	-	(31,852)

Net income (loss)	$207,296	$(524,894)	$(4,731,403)	$(1,324,592)	$(6,373,593)

Land, buildings and amenities, net	$3,904,575	$29,773,222	$266,357,889	$-	$300,035,686

	(Unaudited)
	Six Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$-	$267,544	$3,222,861	$15,071,553	$(99,697)	$18,462,261
Tenant reimbursements	-	47,173	767,848	-	-	815,021

Total revenue	-	314,717	3,990,709	15,071,553	(99,697)	19,277,282

Operating expenses and operating expenses reimbursed to affiliate	-	72,673	1,249,782	5,315,056	-	6,637,511
Management fees	-	16,304	184,755	760,220	-	961,279
Property taxes and insurance	-	29,085	453,591	2,305,620	62,470	2,850,766
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	1,412,565	1,412,565
Depreciation and amortization	-	99,289	785,722	5,682,997	-	6,568,008

Total operating expenses	-	217,351	2,673,850	14,063,893	1,475,035	18,430,129

Operating income (loss)	-	97,366	1,316,859	1,007,660	(1,574,732)	847,153

Interest and other income	-	-	2,836	12,412	125,994	141,242
Interest expense	-	(184,963)	(943,625)	(3,774,373)	(299,697)	(5,202,658)
Loss on disposal of assets	-	-	(59,681)	(17,123)	-	(76,804)
Loss from investments in tenants in common	-	-	-	(1,202,374)	-	(1,202,374)

(Loss) income from continuing operations	-	(87,597)	316,389	(3,973,798)	(1,748,435)	(5,493,441)
Discontinued operations, net	10,760	249,681	324,651	-	-	585,092
Gain on sale of discontinued operations	120,598	-	18,789,535	-	-	18,910,133

Net income (loss)	$131,358	$162,084	$19,430,575	$(3,973,798)	$(1,748,435)	$14,001,784

Land, buildings and amenities, net	$-	$3,949,279	$30,917,634	$248,139,893	$-	$283,006,806

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 31, 2009, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2009.

Results of Operations

As of June 30, 2009, we owned wholly or as a tenant in common with an unaffiliated third party or through joint venture investments, fourteen multifamily properties, seven office and business centers and three retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three months ended June 30, 2009 was approximately $3.7 million and net income for the three months ended June 30, 2008 was approximately $15.6 million.  Net loss for the six months ended June 30, 2009 was approximately $6.4 million and net income for the six months ended June 30, 2008 was approximately $14.0 million.  The decrease was primarily due to the sale of the Office Portfolio (May 2008).

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2009 and 2008.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$179,245	$1,695,012	$8,872,380	$(7,276)	$10,739,361
Operating expenses and operating expenses reimbursed to affiliate	46,660	710,924	3,119,316	-	3,876,900
Depreciation and amortization	40,062	486,990	3,728,768	-	4,255,820
Total interest expense	(89,369)	(496,262)	(2,284,595)	19,604	(2,850,622)
Net income (loss)	104,216	(325,006)	(2,799,185)	(709,863)	(3,729,838)

	(Unaudited)
	Three Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$152,486	$1,880,643	$7,608,229	$(68,706)	$9,572,652
Operating expenses and operating expenses reimbursed to affiliate	-	45,400	661,099	3,158,333	-	3,864,832
Depreciation and amortization	-	58,381	392,439	2,846,368	-	3,297,188
Total interest expense	-	(92,151)	(505,991)	(1,884,313)	169,749	(2,312,706)
Net income (loss)	123,288	58,297	18,522,776	(2,658,944)	(478,074)	15,567,343

	(Unaudited)
	Six Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$359,384	$3,439,578	$17,462,413	$(16,504)	$21,244,871
Operating expenses and operating expenses reimbursed to affiliate	80,238	1,376,567	5,704,544	-	7,161,349
Depreciation and amortization	84,544	974,178	7,294,820	-	8,353,542
Total interest expense	(179,622)	(963,758)	(4,512,723)	70,428	(5,585,675)
Net income (loss)	207,296	(524,894)	(4,731,403)	(1,324,592)	(6,373,593)

	(Unaudited)
	Six Months Ended June 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$-	$314,717	$3,990,709	$15,071,553	$(99,697)	$19,277,282
Operating expenses and operating expenses reimbursed to affiliate	-	72,673	1,249,782	5,315,056	-	6,637,511
Depreciation and amortization	-	99,289	785,722	5,682,997	-	6,568,008
Total interest expense	-	(184,963)	(943,625)	(3,774,373)	(299,697)	(5,202,658)
Net income (loss)	131,358	162,084	19,430,575	(3,973,798)	(1,748,435)	14,001,784

Occupancy levels at our continuing properties by segment as of June 30, 2009 and 2008 were as follows:

	2009	2008
Commercial	67%	79%
Multifamily	93%	94%
Retail	98%	86%
Land	N/A	N/A

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2009	2008	2009	2008
Commercial	67%	79%	67%	77%
Multifamily	92%	93%	92%	93%
Retail	98%	88%	98%	90%
Land	N/A	N/A	N/A	N/A

We believe the remaining changes in occupancy on June 30 and in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.  The change in the commercial segment is due to the continued vacancy of Sears Office Building and the move out of Kroger, an NTS Center tenant, in October 2008.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ended June 30, 2009 and 2008.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $10.7 million and $9.6 million, respectively.  Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $21.2 million and $19.3 million, respectively. The increases of $1.1 million, or 11%, and $1.9 million, or 10%, were primarily the result of our 2008 acquisition of Shelby Farm Apartments (June 2008), referred to as our “2008 acquisition”.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and six months ended June 30, 2009 and 2008.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $2.7 million and $2.8 million, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $4.8 million and $4.5 million, respectively.  The decrease of $0.1 million, or 4%, was primarily the result of decreased operating expenses in the Multifamily segment, partially offset by our 2008 acquisition.  The increase of $0.3 million, or 7%, was primarily due to our 2008 acquisition.  There were no other material offsetting changes in operating expenses from continuing operations for the three or six months ended June 30, 2009 and 2008.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $1.2 million and $1.1 million, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $2.4 million and $2.1 million, respectively.  The increases of $0.1 million, or 9%, and $0.3 million, or 14%, were primarily due to our 2008 acquisition.  There were no other material offsetting changes in operating expenses reimbursed to affiliate from continuing operations for the three or six months ended June 30, 2009 and 2008.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our Condensed Consolidated Statements of Operations as “Operating expenses reimbursed to affiliate”.  The services provided by others are classified as “Operating expenses”.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Property	$802,000	$690,000	$1,577,000	$1,371,000
Multifamily Leasing	144,000	131,000	274,000	244,000
Administrative	233,000	219,000	482,000	461,000
Other	12,000	16,000	24,000	31,000

Total	$1,191,000	$1,056,000	$2,357,000	$2,107,000

Management Fees

Management fees from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $0.5 million and $0.5 million, respectively.  Management fees from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $1.1 million and $1.0 million, respectively.  The increase of $0.1 million, or 10%, was primarily the result of our 2008 acquisition.  There were no other material offsetting changes in management fees for the three and six months ended June 30, 2009 and 2008.

Pursuant to our management agreement, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our wholly-owned properties and joint venture properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  NTS Development Company receives property management fees from our properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development Company for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations in management fee expense.

Property Taxes and Insurance

Property taxes and insurance expense from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $1.8 million and $1.7 million, respectively. Property taxes and insurance from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $3.3 million and $2.9 million, respectively.  The increase of $0.4 million, or 14%, for the six months ended June 30, 2009 was primarily due to our 2008 acquisition (approximately $0.5 million) and increased expense at Willow Lake Apartments (approximately $0.4 million) due to higher property tax assessments for the six months ended June 30, 2009.  The increases are partially offset by approximately $0.6 million of decreased property tax expense at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments due to successful property tax assessment appeals for the six months ended June 30, 2009.  There were no other material offsetting changes in property taxes and insurance for the three and six months ended June 30, 2009 and 2008.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $0.4 million and $0.3 million, respectively.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $0.6 million and $0.6 million, respectively.  The increase of $0.1 million, or 33%, was primarily due to increases in numerous categories of professional and administrative expenses for the three months ended June 30, 2009.  There were no material offsetting changes in professional and administrative expenses for the six months ended June 30, 2009 and 2008.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2009 and 2008 were approximately $0.4 million and $0.4 million, respectively.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2009 and 2008 were approximately $0.8 million and $0.8 million, respectively.  For the three and six months ended June 30, 2009 and 2008, there were no material offsetting changes in professional and administrative expenses reimbursed to affiliate.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our Condensed Consolidated Statements of Operations as “Professional and administrative expenses reimbursed to affiliate”.  The services provided by others are classified as “Professional and administrative expenses”.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partners.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Finance	$105,000	$95,000	$193,000	$199,000
Accounting	175,000	195,000	363,000	411,000
Investor Relations	74,000	73,000	153,000	151,000
Human Resources	4,000	5,000	8,000	10,000
Overhead	34,000	36,000	68,000	72,000

Total	$392,000	$404,000	$785,000	$843,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2009 and 2008 was approximately $4.3 million and $3.3 million, respectively.  Depreciation and amortization expense from continuing operations for the six months ended June 30, 2009 and 2008 was approximately $8.4 million and $6.6 million, respectively.   The increases of $1.0 million, or 30%, and $1.8 million, or 27%, were primarily due to our 2008 acquisition and 2009 acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions”, and our reclassification of NTS Center into continuing operations.  There were no other material offsetting changes in depreciation and amortization for the three and six months ended June 30, 2009 and 2008.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2009 and 2008 was approximately $2.9 million and $2.3 million, respectively.  Interest expense from continuing operations for the six months ended June 30, 2009 and 2008 was approximately $5.6 million and $5.2 million, respectively.  The increase of $0.6 million, or 26% for the three months ended June 30, 2009 and 2008 was primarily due to our 2008 acquisition and an increase in interest expense related to the interest rate swap.  The increase of $0.4 million, or 8%, for the six months ended June 30, 2009 and 2008 was primarily due to our 2008 acquisition partially offset by our May 2008 payoff of our mortgage payable to a bank of $14.3 million, which relates to the sale of the Office Portfolio and a decrease in interest expense related to the interest rate swap.  There were no other material offsetting changes in interest expense for the three and six months ended June 30, 2009 and 2008.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2009 and 2008 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2009 loss on disposal of assets was due to heating and air conditioning units and property handrails while the 2008 loss on disposal of assets included heating and air conditioning unit replacement, tenant finish renovations and signage.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three and six months ended June 30, 2009 and 2008 includes the net operating loss attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Discontinued operations, net for the three months ended June 30, 2009 was net income of approximately $0.1 million and a net loss of approximately $0.1 million, for the three months ended June 30, 2008.  Discontinued operations, net for the six months ended June 30, 2009 and 2008, was approximately $0.2 million and $0.6 million, respectively.  Discontinued operations, net for the three and six months ended June 30, 2009 and 2008, includes the net operating results for the properties previously sold and currently held for sale as listed below.

Property	Location	Date of Sale
Atrium Center	Louisville, KY	May 2008
Blankenbaker Business Center I	Louisville, KY	May 2008
Blankenbaker Business Center II	Louisville, KY	May 2008
Anthem Office Center	Louisville, KY	May 2008
Plainview Center	Louisville, KY	May 2008
Plainview Point Office Center Phase I and II	Louisville, KY	May 2008
Plainview Point Office Center Phase III	Louisville, KY	May 2008
ITT Parking Lot	Louisville, KY	May 2008
Outlet Mall	Louisville, KY	Held for Sale

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three and six months ended June 30, 2008 was approximately $18,910,000, due to the sale of the Office Portfolio on May 1, 2008.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from our mortgage loans and note payable.  Our main uses of cash will relate to capital expenditures, required payments of our mortgages and note payable, distributions and property taxes.

The following table summarizes our approximate sources/uses of cash flow for the six months ended June 30, 2009 and 2008:

	(Unaudited)
	Six Months Ended June 30,
	2009	2008
Operating activities	$2,655,000	$1,395,000
Investing activities	(32,680,000)	2,350,000
Financing activities	30,445,000	(4,361,000)

Net increase (decrease) in cash and equivalents	$420,000	$(616,000)

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $2.7 million from $1.4 million for the six months ended June 30, 2009 and 2008, respectively.  The increase was primarily due to the release of restricted cash of approximately $4.6 million from the proceeds of our sale of the Office Portfolio and $0.1 million from results of operations.  The increase is offset by reserving approximately $0.9 million of restricted cash for roof maintenance, taxes and insurance for our 2009 acquisitions, a $1.1 million decrease in cash used to satisfy accounts payable, $1.0 million of cash used for other assets and a decrease of $0.4 million in accounts receivable collected.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $32.7 million for the six months ended June 30, 2009 compared to cash provided by investing activities of approximately $2.4 million for the six months ended June

30, 2008.  In 2009, we used approximately $32.2 million on our 2009 acquisitions.  In 2008, we used approximately $41.0 million on our 2008 acquisition and approximately $3.0 million on capital improvements which were partially offset by approximately $46.5 million of net proceeds from the sale of our Office Portfolio.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $30.4 million for the six months ended June 30, 2009 compared to cash used in financing activities of approximately $4.4 million for the six months ended June 30, 2008.  The change was primarily the result of the net usage change in activity on the revolving note payable of $24.1 million, a decrease in additional payments on mortgages of $16.8 million and $2.5 million of contributions from noncontrolling interest holders.  The increase in cash provided is offset by a decrease in proceeds from mortgages payable for acquisitions of $9.7 million.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $0.4 million on June 30, 2009.

On March 17, 2009, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 17, 2009, to limited partners of record at the close of business on March 31, 2009.

On June 9, 2009, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on July 16, 2009, to limited partners of record at the close of business on June 30, 2009.

Pursuant to leasing agreements signed by June 30, 2009, we are obligated to incur expenditures of approximately $1.7 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  These costs could increase materially if we are successful in leasing space in Sears Office Building.  This discussion of future liquidity details our material commitments.  We intend to renew our note payable and mortgage payable coming due in the next twelve months with the existing lenders.

We expect to receive $2.5 million on May 1, 2010 and $1.0 million on May 1, 2011 to satisfy our unaffiliated notes receivable.

Our availability on the revolving note payable was approximately $1.5 million as of June 30, 2009.

Property Transactions

Acquisitions

During the six months ended June 30, 2009, we made the following property acquisitions:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a bank of $9.6 million.  Ownership percentage at June 30, 2009 was 76.5%.

(2)          Financed by a mortgage payable to a bank of $14.6 million.  Ownership percentage at June 30, 2009 was 76.5%.

On July 29, 2009, our joint venture partner contributed approximately $1.7 million to our joint ventures which reduced our ownership percentage to 65.1% of each joint venture.

On August 6, 2009, our joint venture partner contributed approximately $1.5 million to our joint ventures which reduced our ownership percentage to 51.0% of each joint venture.  We do not expect our ownership interest in either joint venture to be further reduced.

Dispositions

During the six months ended June 30, 2009, we did not dispose of any properties.

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

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  Pursuant to the agreement, we are scheduled to receive $4.0 million in cash if the sale is completed.  The proposed purchaser is entitled to conduct due diligence on the property until August 21, 2009, and, if satisfied, must close on March 12, 2010.  We intend to use the proceeds from the sale to repay outstanding debt and for working capital requirements.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $36.8 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.4 million annually.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expires.

The fair value of the interest rate swap agreement at June 30, 2009 and December 31, 2008, was approximately $0.1 million and $0.5 million, respectively, and is included in Other Liabilities on our Condensed Consolidated Balance Sheet.  During the three months ended June 30, 2009 and 2008, we recognized a net loss of approximately $52,000 and a net gain of $193,000 on the interest rate swap agreement after any net payments were received or made.  During the six months ended June 30, 2009 and 2008, we recognized a net loss of approximately $86,000 and $188,000 on the interest rate swap agreement after any net payments were received or made.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2009 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One – Three Years	Three – Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$297,470,737	$28,119,885	$54,263,373	$28,717,084	$186,370,395
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$297,470,737	$28,119,885	$54,263,373	$28,717,084	$186,370,395

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing general partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

Item 4T — Controls and Procedures

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2009.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2008, we announced that an entity controlled by our Chairman, Mr. J.D. Nichols, commenced a pre-arranged trading plan to purchase limited partnership units of NTS Realty Holdings Limited Partnership (the “Company”) pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Act”).  The plan authorizes its administrator, Wells Fargo Investments, LLC to purchase up to $1.2 million of the Company’s limited partnership units from time to time through no later than April 2010.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

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

During the six months ended June 30, 2009, 44,300 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced May 16, 2008, December 1, 2008 and December 15, 2008, respectively.  The table below summarizes activity pursuant to these plans for the quarterly period ended June 30, 2009.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2009	9,400	$3.80	298,991	(2)	(1)

May 2009	7,600	$3.37	306,591	(2)	(1)

June 2009	9,800	$3.74	316,391	(2)	(1)

Total	26,800	$3.64	316,391	(2)	(1)

(1)	A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.
(2)

Represents the total number of our limited partnership units that have been purchased to the trading plans by entities created or controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland and The Grove at Whitworth)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek and Lake Clearwater)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms)	(14)

10.16	Purchase and Sale Agreeement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC, dated April 10, 2009 (Sabal Park and Golf Brook)	(15)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(16)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(16)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

Exhibit No.
99.01	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	August 14, 2009

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	August 14, 2009