Form 10-Q
period 2009-09-30
NTS REALTY HOLDINGS LP
filed 2009-11-06
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2009, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS:
Cash and equivalents	$1,337,284	$—
Cash and equivalents - restricted	1,892,362	460,571
Accounts receivable, net of allowance for doubtful accounts of $188,743 at September 30, 2009 and $90,932 at December 31, 2008	1,780,303	1,642,253
Notes receivable	3,500,000	3,500,000
Land, buildings and amenities, net	296,698,979	275,492,668
Long-lived assets held for sale	3,300,867	3,467,653
Investments in and advances to tenants in common	4,658,023	6,432,165
Other assets	3,552,234	3,119,869

Total assets	$316,720,052	$294,115,179

LIABILITIES:
Mortgages and note payable	$229,572,365	$203,561,669
Accounts payable and accrued expenses	3,144,524	2,617,446
Accounts payable and accrued expenses due to affiliate	704,286	264,338
Distributions payable	569,038	569,038
Security deposits	866,354	821,999
Long-lived liabilities held for sale	67,939	165,425
Other liabilities	6,598,983	5,025,807

Total liabilities	241,523,489	213,025,722

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY:
Partners’ equity	69,868,245	81,089,457
Noncontrolling interest	5,328,318	—

Total equity	75,196,563	81,089,457

Total liabilities and equity	$316,720,052	$294,115,179

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Partners’ Equity as of September 30, 2009

(Unaudited)

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$49,881,825
Net income prior years	—	—	3,181,067	47,488,513	50,669,580
Net loss current year	—	—	(597,301)	(8,916,797)	(9,514,098)
Cash distributions declared to date	—	—	(1,329,006)	(19,840,056)	(21,169,062)
Retirement of limited partnership interests to date	—	(848)	—	—	—

Balances on September 30, 2009	714,491	10,666,269	$4,386,141	$65,482,104	$69,868,245

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Nine Months

Ended September 30, 2009 and 2008

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		Restated		Restated
REVENUE:
Rental income	$11,257,042	$10,496,522	$31,598,434	$28,958,784
Tenant reimbursements	450,194	450,998	1,353,674	1,266,019

Total revenue	11,707,236	10,947,520	32,952,108	30,224,803

EXPENSES:
Operating expenses	3,157,547	2,766,073	7,961,467	7,296,898
Operating expenses reimbursed to affiliate	1,331,794	1,181,249	3,689,226	3,287,938
Management fees	574,270	537,613	1,630,987	1,498,892
Property taxes and insurance	1,631,382	1,423,270	4,952,817	4,274,036
Professional and administrative expenses	106,171	363,889	755,132	933,191
Professional and administrative expenses reimbursed to affiliate.	366,534	383,083	1,151,927	1,226,346
Depreciation and amortization	4,560,368	4,182,806	12,913,911	10,750,813

Total operating expenses	11,728,066	10,837,983	33,055,467	29,268,114

OPERATING (LOSS) INCOME	(20,830)	109,537	(103,359)	956,689

Interest and other income	87,211	109,773	226,359	251,014
Interest expense	(3,073,998)	(2,975,083)	(8,659,674)	(8,177,741)
Loss on disposal of assets	(109,717)	(83,139)	(122,878)	(159,941)
Loss from investments in tenants in common	(551,925)	(612,906)	(1,654,142)	(1,815,280)

LOSS FROM CONTINUING OPERATIONS	(3,669,259)	(3,451,818)	(10,313,694)	(8,945,259)
Discontinued operations, net	300,499	119,530	539,488	704,622
Gain on sale of discontinued operations	—	—	—	18,910,133

CONSOLIDATED NET (LOSS) INCOME	(3,368,760)	(3,332,288)	(9,774,206)	10,669,496
Net loss attributable to noncontrolling interests	(228,256)	—	(260,108)	—

NET (LOSS) INCOME	$(3,140,504)	$(3,332,288)	$(9,514,098)	$10,669,496

Loss from continuing operations allocated to limited partners	$(3,438,901)	$(3,235,111)	$(9,666,194)	$(8,383,670)
Discontinued operations, net allocated to limited partners	155,225	112,026	379,210	660,386
Gain on sale of discontinued operations allocated to limited partners	126,409	—	126,409	17,722,943
Net loss attributable to noncontrolling interests allocated to limited partners	(213,926)	—	(243,778)	—

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(2,943,341)	$(3,123,085)	$(8,916,797)	$9,999,659

Loss from continuing operations per limited partnership unit	$(0.32)	$(0.30)	$(0.91)	$(0.79)
Discontinued operations, net per limited partnership unit	0.01	0.01	0.04	0.07
Gain on sale of discontinued operations per limited partnership unit	0.01	—	0.01	1.66
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	—	(0.02)	—

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.28)	$(0.29)	$(0.84)	$0.94

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
		Restated
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(9,774,206)	$10,669,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from sale of discontinued operations	—	(18,910,133)
Loss on disposal of assets	122,878	159,941
Depreciation and amortization	13,477,859	11,350,732
Loss from investments in tenants in common	1,654,142	1,815,280
Changes in assets and liabilities:
Cash and equivalents — restricted	(1,338,247)	(4,532,966)
Accounts receivable	(118,445)	307,702
Other assets	(1,259,803)	1,849,406
Accounts payable and accrued expenses	509,656	(1,310,658)
Accounts payable and accrued expenses due to affiliate	441,433	9,929
Security deposits	44,355	(117,962)
Other liabilities	1,491,727	1,206,296

Net cash provided by operating activities	5,251,349	2,497,063

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,750,614)	(3,582,975)
Proceeds from sale of discontinued operations	—	49,963,973
Acquisitions	(32,175,459)	(41,000,000)
Deposit on acquisitions	—	(500,000)
Notes receivable	—	(3,500,000)

Net cash (used in) provided by investing activities	(33,926,073)	1,380,998

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	5,588,426	—
Distributions from tenants in common properties	120,000	—
Proceeds from mortgages payable	24,225,000	60,310,500
Revolving note payable, net	4,278,089	(14,502,039)
Principal payments on mortgages payable	(2,492,393)	(2,151,706)
Additional payments on mortgages payable	—	(44,650,813)
Additions to loan costs	—	(268,112)
Cash distributions.	(1,707,114)	(3,186,612)

Net cash provided by (used in) financing activities	30,012,008	(4,448,782)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,337,284	(570,721)

CASH AND EQUIVALENTS, beginning of period	—	845,337

CASH AND EQUIVALENTS, end of period	$1,337,284	$274,616

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2008 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2009.  The Condensed Consolidated Balance Sheet as of December 31, 2008 has been derived from the audited consolidated financial statements of NTS Realty for that period.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.  Our managing general partner has evaluated subsequent events through November 6, 2009, the date this quarterly report on Form 10-Q was filed with the Securities and Exchange Commission.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and tenants in common.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of September 30, 2009, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 24 properties, comprised of 14 multifamily properties, 7 office and business centers and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky, Fort Lauderdale (3) and Orlando (2), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 670,000 square feet.  We own multifamily properties containing 4,029 units and retail properties containing approximately 210,000 square feet.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 17, 2009, July 16, 2009 and October 16, 2009.

Basis of Presentation

The condensed consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.  Our properties owned as tenants in common had previously been consolidated in our 2008 financial statements for the three and nine months ended September 30, 2008.  All prior period information has been restated to reflect our current policy of accounting for these properties using the equity method.  This restatement did not affect our partners’ equity, loss from continuing operations, net income or corresponding per limited partnership unit amounts as previously reported.  The following presents the effect of the restatement on operating results and cash flows for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Restated (1)	Previously Reported	Restated (1)	Previously Reported
Operating results:
Total revenue	$10,947,520	$13,169,625	$30,224,803	$36,767,465
Operating income	109,537	23,895	956,689	714,171
Discontinued operations, net	119,530	(3,615)	704,622	331,794
Loss from continuing operations allocated to limited partners	(3,235,111)	(3,119,697)	(8,383,670)	(8,034,249)
Discontinued operations, net allocated to limited partners	112,026	(3,388)	660,386	310,964
Loss from continuing operations per limited partnership unit	(0.30)	(0.29)	(0.79)	(0.75)
Discontinued operations, net per limited partnership unit	0.01	—	0.07	0.03

(1) The restatement includes Outlet Mall in discontinued operations.

	Nine Months Ended September 30, 2008
	Restated	Previously Reported
Cash flows:
Net cash provided by operating activities	$2,497,063	$3,176,118
Net cash provided by investing activities	1,380,998	1,314,072
Net cash used in financing activities	(4,448,782)	(4,779,244)

Effective, January 1, 2009, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidations (“FASB ASC Topic 810”).  FASB ASC Topic 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, which should be reported as equity in the parent’s consolidated financial statements.

Further, as a result of the adoption of FASB ASC Topic 810, net income attributable to noncontrolling interests (which includes nonredeemable noncontrolling interests in consolidated properties), is excluded from the determination of consolidated net income (loss).

Our properties owned through joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, are Golf Brook Apartments and Sabal Park Apartments in Orlando, Florida.  At September 30, 2009, we owned 51% of each joint venture.  An executive officer of NTS Realty’s managing general partner has a familial relationship with a member of the joint venture partner.

A progression of noncontrolling interests for the nine months ended September 30, 2009 is as follows:

2009
Noncontrolling interests at January 1	$—
Contributions from noncontrolling interest holders in properties	5,588,426
Net loss attributable to noncontrolling interests	(260,108)
Total noncontrolling interests	$5,328,318

Fair Value Measurements

In September 2006, the FASB issued FASB ASC Topic 820 Fair Value Measurements and Disclosures (“FASB ASC Topic 820”).  FASB ASC Topic 820 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  FASB ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The provisions of FASB ASC Topic 820 were effective as of January 1, 2008; however, FASB ASC 820-10-65 deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 or our first quarter of 2009.  The adoption of FASB ASC 820-10-65 did not have any impact on our Condensed Consolidated Statements of Operations.

FASB ASC Topic 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

•                  Level 1:  Quoted market prices in active markets for identical assets or liabilities.

•                  Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

•                  Level 3:  Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are as follows:

Fair Value Measurements as of September 30, 2009
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap (1)	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2008
	Carrying Value	Level 1	Level 2	Level 3
Financial liabilities:
Interest rate swap (1)	$475,336	$—	$475,336	$—

(1)          Fair value for our interest rate swap was determined based on the valuation statements issued as of December 31, 2008 by the counter-party bank.  The fair value is based upon the estimated amounts we would receive to sell an asset or transfer a liability in an orderly transaction between market participants at the reporting dates and is determined using interest rate market pricing models.  The interest rate swap expired September 1, 2009.

Financial Instruments

During the second quarter 2009, we adopted FASB ASC Topic 825 Financial Instruments which requires disclosures about fair value of financial instruments in both interim and annual financial statements (Note 2).

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of September 30, 2009 and December 31, 2008 due to the short-term nature of such accounts.

Notes receivable — As of September 30, 2009 and December 31, 2008, we determined the estimated fair values of our notes receivable were approximately $3.3 million and $3.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and note payable — As of September 30, 2009 and December 31, 2008, we determined the estimated fair values of our mortgages and note payable, including those relating to discontinued operations, were approximately $239.0 million and $217.6 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Certain reclassifications have been made to the prior period financial statements to conform with September 30, 2009 classifications.  Our Outlet Mall property was reclassified in 2009 as discontinued operations and as held for sale on our balance sheet.  These reclassifications did not have an effect on previously reported operating results or partners’ equity.

Note 3 — Real Estate Transactions

Acquisitions

Upon acquisition of wholly owned properties, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognized the net tangible and identified intangible assets for each of the properties acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily properties will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases or customer relationship intangibles existed at the acquisition date.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We retained an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information.

We adopted FASB ASC Topic 805 Business Combinations on January 1, 2009, which requires us to expense acquisition costs as incurred.

During the nine months ended September 30, 2009, we made the following property acquisitions primarily to invest in additional multifamily properties:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a government sponsored enterprise of $9.6 million.  Our ownership percentage at September 30, 2009 was 51%.

(2)          Financed by a mortgage payable to a government sponsored enterprise of $14.6 million.  Our ownership percentage at September 30, 2009 was 51%.

The following table summarizes the consideration paid for Sabal Park and Golf Brook, and the fair value of the assets acquired and liabilities assumed at the acquisition date.

	Golf Brook	Sabal Park
Consideration
Cash	$19,330,517	$12,873,833
Assets acquired
Land, buildings and amenities	$19,315,565	$12,859,894
Identified intangible asset	$184,435	$140,106
Liabilities assumed
Accounts payable and accrued expenses; Other liabilities	(169,483)	$(126,167)
Total identifiable net assets	$19,330,517	$12,873,833

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

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$11,707,236	$12,024,535	$34,523,341	$33,432,432
Expenses and other income, net	11,728,066	11,987,981	34,861,777	32,693,102

Operating (loss) income	(20,830)	36,554	(338,436)	739,330

Net (loss) income	$(3,140,504)	$(3,486,760)	$(9,839,177)	$10,209,437

Loss from continuing operations allocated to limited partners	$(3,438,901)	$(3,518,983)	$(10,263,586)	$(9,229,111)

Net (loss) income allocated to limited partners	$(2,943,341)	$(3,267,859)	$(9,221,468)	$9,568,482

Loss from continuing operations per limited partnership unit	$(0.32)	$(0.33)	$(0.96)	$(0.87)

Net (loss) income per limited partnership unit	$(0.28)	$(0.31)	$(0.86)	$0.90

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

Dispositions

During the nine months ended September 30, 2009, we did not dispose of any properties.

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

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  Pursuant to the agreement, we are scheduled to receive $4.0 million in cash if the sale is completed.  The proposed purchaser must close by March 12, 2010.  We intend to use the proceeds from the sale to repay outstanding debt and for working capital requirements.

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

These assets and liabilities held for sale have been separately identified on our balance sheets at September 30, 2009 and December 31, 2008.

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and nine months ended September 30, 2008 and September 30, 2009, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Rental income	$182,944	$182,944	$548,832	$2,830,829
Tenant reimbursements	24,393	—	24,393	189,462

Total revenue	207,337	182,944	573,225	3,020,291

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	14,433	6,664	29,937	817,822
Management fees	9,147	9,310	30,491	137,118
Property taxes and insurance	16	269	16	182,251
Depreciation and amortization	—	26,769	53,538	90,668

Total expenses	23,596	43,012	113,982	1,227,859

DISCONTINUED OPERATING INCOME	183,741	139,932	459,243	1,792,432

Interest and other income	134,877	(1,921)	134,877	8,552
Interest expense	(18,119)	(18,481)	(54,632)	(1,096,362)

Discontinued operations, net	$300,499	$119,530	$539,488	$704,622

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended September 30, 2009 and 2008 was approximately $4,473,000 and $4,013,000, respectively.  Depreciation expense from continuing operations for the nine months ended September 30, 2009 and 2008 was approximately $12,597,000 and $10,531,000, respectively.

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and nine months ended September 30, 2009 and 2008 did not result in an impairment loss.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	September 30, 2009	December 31, 2008
Summarized Balance Sheets
Land, buildings and amenities	$67,358,875	$70,726,877
Other, net	1,671,259	1,525,783
Total assets	$69,030,134	$72,252,660

Mortgages payable and other liabilities	$58,647,076	$58,697,143
Equity	10,383,058	13,555,517
Total liabilities and equity	$69,030,134	$72,252,660

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Summarized Statements of Operations

Revenue	$2,090,335	$2,039,161	$6,137,906	$5,993,828

Operating expenses	502,135	535,898	1,370,609	1,357,518
Operating expenses reimbursed to affiliate	249,362	245,642	734,641	727,651
Management fees	73,314	69,940	213,419	209,715
Property taxes and insurance	225,889	230,589	698,895	723,928
Depreciation and amortization	1,172,709	1,184,360	3,509,588	3,646,065

Total operating expenses	2,223,409	2,266,429	6,527,152	6,664,877

Operating loss	(133,074)	(227,268)	(389,246)	(671,049)

Net loss	$(991,045)	$(1,093,507)	$(2,972,460)	$(3,256,327)

Distributions

The Overlook at St. Thomas	$200,000	$—	$200,000	$—
Creek’s Edge at Stony Point	—	—	—	—

Note 9 — Mortgages and Note Payable

Mortgages and note payable consist of the following:

	(Unaudited)
	September 30, 2009	December 31, 2008
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $40,309,331	$26,983,213	$27,534,884

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $17,072,526 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin, the chairman and president, respectively, of our managing general partner	23,659,000	23,907,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $140,907,579	70,172,487	71,041,740

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities, with a carrying value of $140,907,579	31,601,208	32,001,720

Revolving note payable to a bank for $15.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.75%, due May 31, 2010	10,760,238	6,482,149

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 9.0%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,572,194	2,321,508	2,412,387

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land and a building, with a carrying value of $1,937,975	2,089,535	2,277,378

Mortgage payable to a government sponsored enterprise, in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $12,104,314	11,431,676	11,575,911

Mortgage payable to a bank, with interest payable in monthly installments, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $37,563,199	26,328,500	26,328,500

Mortgage payable to a government sponsored enterprise, with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.59%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $19,004,746	14,625,000	—

Mortgage payable to a government sponsored enterprise, with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $12,657,319	9,600,000	—

	$229,572,365	$203,561,669

Interest paid for each of the nine months ended September 30, 2009 and 2008 was approximately $8.9 million.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and note payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2009.  We anticipate renewing or refinancing our mortgages and note payable coming due within the next twelve months.

As of October 31, 2009, we amended our revolving note payable.  The amendment extended the maturity date to May 31, 2010 and included an Entity Level Debt Service Coverage Ratio, referred to as our “debt ratio.”  The debt ratio requires that we maintain as of the end of each fiscal quarter, on a trailing four quarter basis derived from our publicly filed Form 10-K and Form 10-Q filings, as may be periodically restated, a debt ratio of at least 1.10 to 1.0.  The debt ratio is defined as adjusted income divided by our principal and interest payments.  Adjusted income is defined as the sum of operating income (loss) plus depreciation and amortization plus interest and other income, each as defined in the above-mentioned filings and reports plus our percentage ownership of net operating income (loss).  Principal and interest payments are defined as interest expense (as defined in the most recent Statement of Operations) plus principal payments on mortgages payable (as defined in the most recent Statement of Cash Flows) plus our percentage ownership of scheduled interest and principal payments (as determined by the lender) not otherwise reflected in interest expense or principal payments on mortgages payable.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expired.

The interest rate swap expired on September 1, 2009.  The fair value of the interest rate swap agreement at December 31, 2008, was $0.5 million, and was included in Other Liabilities on our Condensed Consolidated Balance Sheet.  During the three months ended September 30, 2009, we recognized a net loss of approximately $4,000 and during the three months ended September 30, 2008 we recognized an insignificant net loss on the interest rate swap agreement after any net payments were received or made.  During the nine months ended September 30, 2009 and 2008, we recognized a net loss of approximately $90,000 and $188,000 on the interest rate swap agreement after any net payments were received or made.

Mortgages payable on our properties owned as a tenant in common with an unaffiliated third party consist of the following:

	(Unaudited)
	September 30, 2009	December 31, 2008
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $39,082,705 (1)	$34,911,929	$35,268,090

Mortgage payable to a bank in monthly installments, bearing fixed interest at 5.99% maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $28,276,170 (2)	$22,750,000	$22,750,000

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

We were charged the following approximate amounts pursuant to our management agreement with NTS Development Company for our wholly-owned and joint venture properties for the three and nine months ended September 30, 2009 and 2008.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2009	2008
		Restated

Property management fees	$583,000	$547,000

Operating expenses reimbursement – Property	885,000	770,000
Operating expenses reimbursement – Multifamily Leasing	184,000	157,000
Operating expenses reimbursement – Administrative	253,000	244,000
Operating expenses reimbursement – Other	15,000	15,000

Total operating expenses reimbursed to affiliate	1,337,000	1,186,000

Professional and administrative expenses reimbursed to affiliate	367,000	383,000

Construction supervision fees	70,000	12,000
Commercial leasing fees	62,000	33,000

Total related party transactions	$2,419,000	$2,161,000

	(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008
		Restated

Property management fees	$1,661,000	$1,636,000

Operating expenses reimbursement – Property	2,462,000	2,295,000
Operating expenses reimbursement – Multifamily Leasing	459,000	401,000
Operating expenses reimbursement – Administrative	745,000	813,000
Operating expenses reimbursement – Other	39,000	61,000

Total operating expenses reimbursed to affiliate	3,705,000	3,570,000

Professional and administrative expenses reimbursed to affiliate	1,152,000	1,226,000

Construction supervision fees	87,000	159,000
Commercial leasing fees	121,000	41,000

Disposition fees included in gain on sale of discontinued operations	—	1,558,000

Total related party transactions	$6,726,000	$8,190,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended September 30, 2009 and 2008, we were charged approximately $13,000 and $12,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the nine months ended September 30, 2009 and 2008, we were charged approximately $55,000 and $44,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot at NTS Center.  We received rental payments from NTS Development Company of approximately $77,000 and $74,000 during each of the three months ended September 30, 2009 and 2008, respectively.  We received rental payments from NTS Development Company of approximately $229,000 and $222,000 during each of the nine months ended September 30, 2009 and 2008, respectively.  The average per square foot rental rate for similar office space in NTS Center as of September 30, 2009 was $14.28 per square foot.

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

	(Unaudited)
	Three Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$155,326	$1,269,604	$9,839,388	$(7,276)	$11,257,042
Tenant reimbursements	26,025	424,169	—	—	450,194

Total revenue	181,351	1,693,773	9,839,388	(7,276)	11,707,236

Operating expenses and operating expenses reimbursed to affiliate	30,919	707,950	3,750,472	—	4,489,341
Management fees	8,758	78,746	486,766	—	574,270
Property taxes and insurance	15,617	229,847	1,354,078	31,840	1,631,382
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	472,705	472,705
Depreciation and amortization	40,062	477,396	4,042,910	—	4,560,368

Total operating expenses	95,356	1,493,939	9,634,226	504,545	11,728,066

Operating income (loss)	85,995	199,834	205,162	(511,821)	(20,830)

Interest and other income	—	437	16,655	70,119	87,211
Interest expense	(89,014)	(505,431)	(2,487,932)	8,379	(3,073,998)
Loss on disposal of assets	—	(91,865)	(17,852)	—	(109,717)
Loss from investments in tenants in common	—	—	(551,925)	—	(551,925)

Loss from continuing operations	(3,019)	(397,025)	(2,835,892)	(433,323)	(3,669,259)
Discontinued operations, net	141,229	159,270	—	—	300,499

Consolidated net income (loss)	138,210	(237,755)	(2,835,892)	(433,323)	(3,368,760)
Net loss attributable to noncontrolling interests	—	—	(228,256)	—	(228,256)

Net income (loss)	$138,210	$(237,755)	$(2,607,636)	$(433,323)	$(3,140,504)

Land, buildings and amenities, net	$3,893,481	$30,259,010	$262,546,488	$—	$296,698,979

	(Unaudited)
	Three Months Ended September 30, 2008
Restated	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$126,864	$1,519,488	$8,858,214	$(8,044)	$10,496,522
Tenant reimbursements	18,804	432,194	—	—	450,998

Total revenue	145,668	1,951,682	8,858,214	(8,044)	10,947,520

Operating expenses and operating expenses reimbursed to affiliate	27,351	694,157	3,225,814	—	3,947,322
Management fees	7,197	87,487	442,929	—	537,613
Property taxes and insurance	15,004	235,626	1,141,405	31,235	1,423,270
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	746,972	746,972
Depreciation and amortization	39,678	582,396	3,560,732	—	4,182,806

Total operating expenses	89,230	1,599,666	8,370,880	778,207	10,837,983

Operating income (loss)	56,438	352,016	487,334	(786,251)	109,537

Interest and other income	71	4,512	10,204	94,986	109,773
Interest expense	(92,085)	(526,435)	(2,357,015)	452	(2,975,083)
Loss on disposal of assets	—	(72,254)	(10,885)	—	(83,139)
Loss from investments in tenants in common	—	—	(612,906)	—	(612,906)

Loss from continuing operations	(35,576)	(242,161)	(2,483,268)	(690,813)	(3,451,818)
Discontinued operations, net	123,145	(3,615)	—	—	119,530

Net income (loss)	$87,569	$(245,776)	$(2,483,268)	$(690,813)	$(3,332,288)

Land, buildings and amenities, net	$3,955,685	$30,554,753	$244,526,461	$—	$279,036,899

	(Unaudited)
	Nine Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$458,855	$3,861,557	$27,301,802	$(23,780)	$31,598,434
Tenant reimbursements	81,880	1,271,794	—	—	1,353,674

Total revenue	540,735	5,133,351	27,301,802	(23,780)	32,952,108

Operating expenses and operating expenses reimbursed to affiliate	111,157	2,084,517	9,455,019	—	11,650,693
Management fees	26,953	251,041	1,352,993	—	1,630,987
Property taxes and insurance	44,248	698,762	4,114,188	95,619	4,952,817
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,907,059	1,907,059
Depreciation and amortization	124,607	1,451,574	11,337,730	—	12,913,911

Total operating expenses	306,965	4,485,894	26,259,930	2,002,678	33,055,467

Operating income (loss)	233,770	647,457	1,041,872	(2,026,458)	(103,359)

Interest and other income	155	2,234	34,233	189,737	226,359
Interest expense	(268,636)	(1,469,189)	(7,000,656)	78,807	(8,659,674)
Loss on disposal of assets	—	(102,423)	(20,455)	—	(122,878)
Loss from investments in tenants in common	—	—	(1,654,142)	—	(1,654,142)

Loss from continuing operations	(34,711)	(921,921)	(7,599,148)	(1,757,914)	(10,313,694)
Discontinued operations, net	380,217	159,271	—	—	539,488

Consolidated net income (loss)	345,506	(762,650)	(7,599,148)	(1,757,914)	(9,774,206)
Net loss attributable to noncontrolling interests	—	—	(260,108)	—	(260,108)

Net income (loss)	$345,506	$(762,650)	$(7,339,040)	$(1,757,914)	$(9,514,098)

Land, buildings and amenities, net	$3,893,481	$30,259,010	$262,546,488	$—	$296,698,979

	(Unaudited)
	Nine Months Ended September 30, 2008
Restated	Land	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$—	$394,408	$4,742,349	$23,929,767	$(107,740)	$28,958,784
Tenant reimbursements	—	65,977	1,200,042	—	—	1,266,019

Total revenue	—	460,385	5,942,391	23,929,767	(107,740)	30,224,803

Operating expenses and operating expenses reimbursed to affiliate	—	100,024	1,943,939	8,540,873	—	10,584,836
Management fees	—	23,501	272,242	1,203,149	—	1,498,892
Property taxes and insurance	—	44,089	689,217	3,447,025	93,705	4,274,036
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	2,159,537	2,159,537
Depreciation and amortization	—	138,967	1,368,117	9,243,729	—	10,750,813

Total operating expenses	—	306,581	4,273,515	22,434,776	2,253,242	29,268,114

Operating income (loss)	—	153,804	1,668,876	1,494,991	(2,360,982)	956,689

Interest and other income	—	71	7,347	22,616	220,980	251,014
Interest expense	—	(277,047)	(1,470,061)	(6,131,388)	(299,245)	(8,177,741)
Loss on disposal of assets	—	—	(131,934)	(28,007)	—	(159,941)
Loss from investments in tenants in common	—	—	—	(1,815,280)	—	(1,815,280)

(Loss) income from continuing operations	—	(123,172)	74,228	(6,457,068)	(2,439,247)	(8,945,259)
Discontinued operations, net	10,760	372,828	321,034	—	—	704,622
Gain on sale of discontinued operations	120,598	—	18,789,535	—	—	18,910,133

Net income (loss)	$131,358	$249,656	$19,184,797	$(6,457,068)	$(2,439,247)	$10,669,496

Land, buildings and amenities, net	$—	$3,955,685	$30,554,753	$244,526,461	$—	$279,036,899

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 31, 2009, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2009.

Results of Operations

As of September 30, 2009, we owned wholly or as a tenant in common with an unaffiliated third party or through joint venture investments, fourteen multifamily properties, seven office and business centers and three retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended September 30, 2009 and 2008 were approximately $3.1 million and $3.3 million, respectively.  The decrease was primarily due to decreased professional fees which were partially offset by increased operating losses from our acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions.”  Net loss for the nine months ended September 30, 2009 was approximately $9.5 million and net income for the nine months ended September 30, 2008 was approximately $10.7 million.  The decrease was primarily due to the $18.9 million gain recognized on the sale of the Office Portfolio (May 2008).

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2009 and 2008.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$181,351	$1,693,773	$9,839,388	$(7,276)	$11,707,236
Operating expenses and operating expenses reimbursed to affiliate	30,919	707,950	3,750,472	—	4,489,341
Depreciation and amortization	40,062	477,396	4,042,910	—	4,560,368
Total interest expense	(89,014)	(505,431)	(2,487,932)	8,379	(3,073,998)
Net income (loss)	138,210	(237,755)	(2,607,636)	(433,323)	(3,140,504)

	(Unaudited)
	Three Months Ended September 30, 2008
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$145,668	$1,951,682	$8,858,214	$(8,044)	$10,947,520
Operating expenses and operating expenses reimbursed to affiliate	27,351	694,157	3,225,814	—	3,947,322
Depreciation and amortization	39,678	582,396	3,560,732	—	4,182,806
Total interest expense	(92,085)	(526,435)	(2,357,015)	452	(2,975,083)
Net income (loss)	87,569	(245,776)	(2,483,268)	(690,813)	(3,332,288)

	(Unaudited)
	Nine Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$540,735	$5,133,351	$27,301,802	$(23,780)	$32,952,108
Operating expenses and operating expenses reimbursed to affiliate	111,157	2,084,517	9,455,019	—	11,650,693
Depreciation and amortization	124,607	1,451,574	11,337,730	—	12,913,911
Total interest expense	(268,636)	(1,469,189)	(7,000,656)	78,807	(8,659,674)
Net income (loss)	345,506	(762,650)	(7,339,040)	(1,757,914)	(9,514,098)

	(Unaudited)
	Nine Months Ended September 30, 2008
	Land	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$—	$460,385	$5,942,391	$23,929,767	$(107,740)	$30,224,803
Operating expenses and operating expenses reimbursed to affiliate	—	100,024	1,943,939	8,540,873	—	10,584,836
Depreciation and amortization	—	138,967	1,368,117	9,243,729	—	10,750,813
Total interest expense	—	(277,047)	(1,470,061)	(6,131,388)	(299,245)	(8,177,741)
Net income (loss)	131,358	249,656	19,184,797	(6,457,068)	(2,439,247)	10,669,496

Occupancy levels at our continuing properties by segment as of September 30, 2009 and 2008 were as follows:

	2009	2008
Commercial	68.5%	78.3%
Multifamily	94.6%	93.8%
Retail	100.0%	86.4%
Land	N/A	N/A

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commercial	67.4%	78.8%	67.3%	77.4%
Multifamily	94.7%	94.1%	93.0%	93.3%
Retail	98.4%	86.4%	97.8%	88.9%
Land	N/A	N/A	N/A	N/A

We believe the changes in average and period end occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.  The change in the commercial segment is due to the continued vacancy of Sears Office Building and Krogers departure from NTS Center, in October 2008.

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

The following discussion relating to changes in our results of operations includes only material line items within our Condensed Consolidated Statements of Operations or line items for which there was a material change between the three and nine months ended September 30, 2009 and 2008.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $11.7 million and $11.0 million, respectively.  Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $33.0 million and $30.2 million, respectively.  The increases of $0.7 million, or 6%, and $2.8 million, or 9%, were primarily the result of our 2008 acquisition of Shelby Farm Apartments (June 2008), referred to as our “2008 acquisition” and our 2009 acquisitions offset by a decrease in occupancy related to Kroger’s departure from NTS Center in October 2008.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and nine months ended September 30, 2009 and 2008.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $3.2 million and $2.8 million, respectively.  Operating expenses from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $8.0 million and $7.3 million, respectively.  The increases of $0.4 million, or 14%, and $0.7 million, or 10%, were primarily the result of our 2008 and 2009 acquisitions, offset by decreases in repairs and maintenance primarily at Willow Lake Apartments and Willows of Plainview Apartments.  There were no other material offsetting changes in operating expenses from continuing operations for the three or nine months ended September 30, 2009 and 2008.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $1.3 million and $1.2 million, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $3.7 million and $3.3 million, respectively.  The increases of $0.1 million, or 8%, and $0.4 million, or 12%, were primarily due to our 2008 and 2009 acquisitions.  There were no other material offsetting changes in operating expenses reimbursed to affiliate from continuing operations for the three or nine months ended September 30, 2009 and 2008.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our Condensed Consolidated Statements of Operations as “Operating expenses reimbursed to affiliate.”  The services provided by others are classified as “Operating expenses.”

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our managing general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Property	$885,000	$770,000	$2,462,000	$2,141,000
Multifamily Leasing	184,000	157,000	459,000	401,000
Administrative	248,000	239,000	729,000	700,000
Other	15,000	15,000	39,000	46,000

Total	$1,332,000	$1,181,000	$3,689,000	$3,288,000

Management Fees

Management fees from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $0.6 million and $0.5 million, respectively.  Management fees from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $1.6 million and $1.5 million, respectively.  The increases of $0.1 million, or 20%, and $0.1 million, or 7%, were primarily the result of our 2008 and 2009 acquisitions.  There were no other material offsetting changes in management fees for the three and nine months ended September 30, 2009 and 2008.

Pursuant to our management agreement, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our wholly-owned properties and joint venture properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  NTS Development Company receives property management fees from our properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development Company for the sale of a property owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations in management fee expense.

Property Taxes and Insurance

Property taxes and insurance expense from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $1.6 million and $1.4 million, respectively.  The increase of $0.2 million, or 14%, was primarily related to our 2008 acquisition (approximately $0.1 million), and our 2009 acquisitions (approximately $0.2 million).  The increase is offset by approximately $0.1 million of decreased property tax expense at The Grove at Richland and The Grove at Whitworth.  Property taxes and insurance from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $5.0 million and $4.3 million, respectively.  The increase of $0.7 million, or 16%, was primarily due to our 2008 acquisition (approximately $0.6 million), 2009 acquisitions (approximately $0.2 million) and increased expense at Willow Lake Apartments (approximately $0.4 million) due to higher property tax assessments for the nine months ended September 30, 2009.  The increases are partially offset by approximately $0.6 million of decreased property tax expense at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments due to successful property tax assessment appeals for the nine months ended September 30, 2009.  There were no other material offsetting changes in property taxes and insurance for the three and nine months ended September 30, 2009 and 2008.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $0.1 million and $0.4 million, respectively.  Professional and administrative expenses from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $0.8 million and $0.9 million, respectively.  The decreases of $0.3 million, or 75%, and $0.1 million, or 11%, were primarily due to decreased professional fees.  There were no material offsetting changes in professional and administrative expenses for the nine months ended September 30, 2009 and 2008.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2009 and 2008 were approximately $0.4 million and $0.4 million, respectively.  Professional and administrative expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2009 and 2008 were approximately $1.2 million and $1.2 million, respectively.  For the three and nine months ended September 30, 2009 and 2008, there were no material offsetting changes in professional and administrative expenses reimbursed to affiliate.

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

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Finance	$84,000	$95,000	$277,000	$293,000
Accounting	183,000	175,000	546,000	586,000
Investor Relations	64,000	72,000	217,000	224,000
Human Resources	4,000	5,000	12,000	15,000
Overhead	32,000	36,000	100,000	108,000

Total	$367,000	$383,000	$1,152,000	$1,226,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended September 30, 2009 and 2008 was approximately $4.6 million and $4.2 million, respectively.  Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2009 and 2008 was approximately $12.9 million and $10.8 million, respectively.   The increases of $0.4 million, or 10%, and $2.1 million, or 19%, were primarily due to our 2008 and 2009 acquisitions and our reclassification of NTS Center into continuing operations.  There were no other material offsetting changes in depreciation and amortization for the three and nine months ended September 30, 2009 and 2008.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2009 and 2008 was approximately $3.1 million and $3.0 million, respectively.  Interest expense from continuing operations for the nine months ended September 30, 2009 and 2008 was approximately $8.7 million and $8.2 million, respectively.  The increase of $0.1 million, or 3%, for the three months ended September 30, 2009 and 2008 was primarily due to our 2009 acquisitions partially offset by a decrease in interest expense related to our revolving note payable and a variable rate mortgage payable.  The increase of $0.5 million, or 6%, for the nine months ended September 30, 2009 and 2008 was primarily due to our 2008 and 2009 acquisitions partially offset by our May 2008 payoff of our mortgage payable to a bank of $14.3 million, which relates to the sale of the Office Portfolio and a decrease in interest expense related to the interest rate swap.  There were no other material offsetting changes in interest expense for the three and nine months ended September 30, 2009 and 2008.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2009 and 2008 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2009 loss on disposal of assets was due to exterior lighting, heating and air conditioning units and property handrails while the 2008 loss on disposal of assets included heating and air conditioning unit replacement, tenant finish renovations, signage, roof replacement and clubhouse renovations.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three and nine months ended September 30, 2009 and 2008 includes the net operating loss attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investment in tenants in common for the three and nine months ended September 30, 2009 and 2008.

Discontinued Operations

Net income from discontinued operations, net for the three months ended September 30, 2009 and 2008 was approximately $0.3 million and $0.1 million, respectively.  Net income from discontinued operations, net for the nine months ended September 30, 2009 and 2008, was approximately $0.5 million and $0.7 million, respectively.  Discontinued operations, net for the three and nine months ended September 30, 2009 and 2008, includes the net operating results for the properties previously sold and currently held for sale as listed below.

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

The following table summarizes our approximate sources/uses of cash flow for the nine months ended September 30, 2009 and 2008:

	(Unaudited)
	Nine Months Ended September 30,
	2009	2008
Operating activities	$5,251,000	$2,497,000
Investing activities	(33,926,000)	1,381,000
Financing activities	30,012,000	(4,449,000)

Net increase (decrease) in cash and equivalents	$1,337,000	$(571,000)

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $5.3 million from $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase was primarily due to increased cash from operating results and less cash used to fund restricted cash which was offset by increased cash used to fund other assets.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $33.9 million for the nine months ended September 30, 2009 compared to cash provided by investing activities of approximately $1.4 million for the nine months ended September 30, 2008.  In 2009, we used approximately $32.2 million on our 2009 acquisitions and approximately $1.8 million on capital improvements.  In 2008, we used approximately $41.0 million on our 2008 acquisition and approximately $3.6 million on capital improvements which were partially offset by approximately $46.5 million of net proceeds from the sale of our Office Portfolio.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $30.0 million for the nine months ended September 30, 2009 compared to cash used in financing activities of approximately $4.4 million for the nine months ended September 30, 2008.  The increase was primarily the result of the net activity on the revolving note payable of $18.8 million, a decrease in additional payments on mortgages of $44.7 million and $5.6 million of contributions from noncontrolling interest holders.  The increase in cash provided is offset by a decrease in proceeds from mortgages payable for acquisitions of $36.1 million.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.3 million on September 30, 2009.

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

On September 15, 2009, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on October 16, 2009, to limited partners of record at the close of business on September 30, 2009.

On October 31, 2009, we amended our revolving note payable.  The amendment extended the maturity date to May 31, 2010 and included an Entity Level Debt Service Coverage Ratio.

Pursuant to leasing agreements signed by September 30, 2009, we are obligated to incur expenditures of approximately $0.7 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  These costs could increase materially if we are successful in leasing space in Sears Office Building.  This discussion of future liquidity details our material commitments.  We intend to renew our note payable and mortgage payable coming due in the next twelve months with the existing lenders.

We expect to receive $2.5 million on May 1, 2010 and $1.0 million on May 1, 2011 in satisfaction of our unaffiliated notes receivable.

The availability on our revolving note payable was approximately $1.7 million as of September 30, 2009.

Property Transactions

Acquisitions

During the nine months ended September 30, 2009, we made the following property acquisitions:

Property - Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a government sponsored enterprise of $9.6 million.  Our ownership percentage at September 30, 2009 was 51%.

(2)          Financed by a mortgage payable to a government sponsored enterprise of $14.6 million.  Our ownership percentage at September 30, 2009 was 51%.

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

During the nine months ended September 30, 2009, we did not dispose of any properties.

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

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  Pursuant to the agreement, we are scheduled to receive $4.0 million in cash if the sale is completed.  The proposed purchaser must close by March 12, 2010.  We intend to use the proceeds from the sale to repay outstanding debt and for working  capital requirements.

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

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expired.

The interest rate swap expired on September 1, 2009.  The fair value of the interest rate swap agreement at December 31, 2008, was $0.5 million, and was included in Other Liabilities on our Condensed Consolidated Balance Sheet.  During the three months ended September 30, 2009, we recognized a net loss of approximately $4,000 and during the three months ended September 30, 2008 we recognized an insignificant net loss on the interest rate swap agreement after any net payments were received or made.  During the nine months ended September 30, 2009 and 2008, we recognized a net loss of approximately $90,000 and $188,000 on the interest rate swap agreement after any net payments were received or made.

Item 4 — Controls and Procedures

Our managing general partner has established disclosure controls and procedures to ensure that our material information is made known to the officers of our managing general partner who certify our financial reports, to our management and to the board of directors of our managing general partner.

Our managing general partner’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect the internal control over financial reporting.

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

On December 1, 2008, we announced that two entities created by Mr. Nichols commenced pre-arranged trading plans to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  Each of the plans authorize its administrator, Wells Fargo Investments, LLC, to purchase up to approximately $0.1 million of the Company’s limited partnership units from time to time through no later than November 2010.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

On December 15, 2008, we announced that an entity controlled by Mr. Nichols commenced a pre-arranged trading plan to purchase limited partnership units of the Company pursuant to Rule 10b5-1 under the Act.  The plan authorizes its administrator, Wells Fargo Investments, LLC, to purchase up to approximately $0.4 million of the Company’s limited partnership units from time to time through no later than November 2010.  Under the terms of the plan, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the nine months ended September 30, 2009, 93,400 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced May 16, 2008, December 1, 2008 and December 15, 2008, respectively.  The table below summarizes activity pursuant to these plans for the quarterly period ended September 30, 2009.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2009	9,100	$3.59	325,491	(2)	(1)

August 2009	22,600	$4.05	348,091	(2)	(1)

September 2009	17,400	$4.47	365,491	(2)	(1)

Total	49,100	$4.11	365,491	(2)	(1)

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	November 6, 2009

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	November 6, 2009