Form 10-K
period 2009-12-31
NTS REALTY HOLDINGS LP
filed 2010-03-29
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $17,477,591, based on the closing price of the NYSE Amex.  As of March 29, 2010, there were 11,380,760 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2010 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 - BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a limited partnership in the State of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities.  The merger was completed on December 28, 2004, after a majority of each Partnership’s limited partners voted for the merger.  The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist.  Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.  The merger was part of a court approved settlement of class action litigation involving the Partnerships.  Prior to the merger and contribution, we had no operations and a limited amount of assets.  On December 29, 2004, the American Stock Exchange began to list our limited partnership units (the “Units”) for trading.  Our Units currently are listed on the NYSE Amex under the trading symbol “NLP.”  As used in this Form 10-K, the terms “we”, “us” or “our”, as the context requires, may refer to NTS Realty, its wholly-owned properties and its interests in consolidated and unconsolidated joint venture investments.

At December 31, 2009, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 24 properties, comprised of 7 office and business centers, 14 multifamily properties and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (2), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 671,000 square feet.  Our multifamily properties contain 4,029 units.  Our retail properties contain approximately 210,000 square feet.

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

We do not have any employees.  NTS Development Company (“NTS Development”), an affiliate of our general partners, oversees and manages the day-to-day operations of our properties pursuant to an amended and restated management agreement and management agreements with our eight newly formed wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation referred to as our collective management agreements.  Pursuant to these agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development receives fees under separate management agreements for each of our consolidated joint venture properties and unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated joint venture properties and our eight newly formed wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  Also pursuant to the agreements, NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition of our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

The independent directors engaged an independent nationally recognized real estate expert (the “expert”) to assist them in their review of the management agreement entered into as of December 28, 2004, as amended.  The expert made suggestions as to the types and amounts of fees and reimbursements to be included in the amended and restated management agreement and assisted in the drafting of the amended and restated management agreement.  The amended and restated management agreement was approved by the independent directors and entered into on April 11, 2006, and was effective as of December 29, 2005.  It is automatically renewed annually unless terminated pursuant to its terms.  The independent directors review the amended and restated management agreement periodically.

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

•                  substantial local market expertise where we own many of our properties;

•                  long standing relationships with tenants, real estate brokers and institutional and other owners of real estate in our markets; and

•                  fully integrated real estate operations that allow us to respond quickly to acquisition opportunities.

Distribution Policy

We pay distributions if and when authorized by our managing general partner.  We are required to pay distributions on a quarterly basis of an amount no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.  For these purposes, “net cash flow from operations” means taxable income or loss increased by:

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

Investment and Financing Policies

We will consider the acquisition of additional multifamily properties, retail properties, office buildings and business centers from time to time, with our primary emphasis on multifamily properties.  These properties may be located anywhere within the continental United States.  However, we will continue to focus on the Midwest and Southeast portions of the United States.  We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards.  We also plan not to acquire any new properties at a capitalization rate less than five percent (5%).  Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than seventy-five percent (75%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

In addition to the foregoing, we may engage in transactions structured as “like-kind exchanges” of property to obtain favorable tax treatment under Section 1031 of the Internal Revenue Code.  If we are able to structure an exchange of properties as a “like-kind exchange,” then any gain we realize from the exchange would not be recognized for federal income tax purposes.  The test for determining whether exchanged properties are of “like-kind” includes  whether the properties are of the same nature or character.

Other Policies

On April 11, 2006, the board of directors of NTS Realty Capital, our managing general partner, approved the Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership effective December 29, 2005.  The following policies were included:

We must obtain the approval of the majority of NTS Realty Capital’s independent directors before we may:

•                  enter into a contract or a transaction with either of our general partners or their respective affiliates;

•                  acquire or lease any properties from, or sell any properties to, either of our general partners or their respective affiliates;

•                  enter into leases with our general partners or their affiliates; or

•                  acquire any properties in exchange for Units.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols.  As of December 31, 2009, Mr. Nichols beneficially owns approximately 60.0% of the issued and outstanding limited partnership units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  In addition, affiliates of our general partners currently own vacant lots located adjacent to our Outlet Mall property, located in Louisville, Kentucky.  These affiliates may acquire additional properties in the future, which are located adjacent to properties that we acquired in the merger or contribution.

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

As of December 31, 2009, Mr. J.D. Nichols beneficially owns approximately 60.0% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

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

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties.  We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.  None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold.  Some of the policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property.  In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

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

We may acquire properties through joint ventures or as tenants in common, which could subject us to certain risks, which may not otherwise be present, if we made the investments directly.  These risks include:

•                  the potential that our joint venture partner or tenants in common may not perform;

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

Any disputes that may arise between joint venture partners or tenants in common and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint venture.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

General

We own wholly, as a tenant in common with an unaffiliated third party or as a joint venture investment, 7 office buildings and business centers, 14 multifamily properties and 3 retail properties.  Set forth below is a description of each property:

Wholly-Owned Properties

Office Buildings and Business Centers

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 123,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2009, there were 8 tenants leasing office space aggregating approximately 70,700 square feet, including 5,400 square feet which was leased but unoccupied.  NTS Center’s tenants are professional service entities, principally in real estate, secondary education and information services.  One of these tenants individually lease more than 10% of the net rentable area at NTS Center.  NTS Center was 58% occupied as of December 31, 2009.

•                  Sears Office Building, which was constructed in 1987, is an office building with approximately 66,900 net rentable square feet in Louisville, Kentucky.  Sears Office Building was vacant as of December 31, 2009.  See Item 7 Future Liquidity - for a discussion of our sale agreement for Sears Office Building dated February 23, 2010. (1)

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2009, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2009.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,400 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2009, there were 16 tenants leasing space aggregating approximately 88,700 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 88% occupied as of December 31, 2009.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 95,700 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2009, there were 18 tenants leasing space aggregating approximately 75,200 square feet.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial and engineering services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 79% occupied as of December 31, 2009.

•                  Lakeshore Business Center Phase III, which was constructed  in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2009, there were 4 tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally in insurance services, consulting services, real estate development and engineering.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2009.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 196,000 net rentable square feet in Atlanta, Georgia.  As of December 31, 2009, there were 41 tenants leasing space aggregating approximately 143,700 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually lease more than 10% of the net rentable area at Peachtree.  Peachtree was 73% occupied as of December 31, 2009.

(1)          These properties’ assets and liabilities are classified as held for sale on our consolidated balance sheet.  The results of their operations are classified as discontinued operations in our consolidated statement of operations for all years presented.

Multifamily Properties

•                  Park Place Apartments, which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989, and Phase III was constructed in 2000.  As of December 31, 2009, the property was 93% occupied.

•                  The Willows of Plainview Apartments, which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on two tracts of land totaling 19.1-acres in Louisville, Kentucky.  As of December 31, 2009, the property was 96% occupied.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  As of December 31, 2009, the property was 96% occupied.

•                  The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  As of December 31, 2009, the property was 94% occupied.

•                  The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  As of December 31, 2009, the property was 97% occupied.

•                  The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on 12.1-acre tract in Nashville, Tennessee.  As of December 31, 2009, the property was 93% occupied.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Richmond, Virginia.  As of December 31, 2009, the property was 87% occupied.

•                  Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 16-acre tract in Indianapolis, Indiana.  As of December 31, 2009, the property was 92% occupied.

•                  Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  As of December 31, 2009, the property was 92% occupied.

•                  Shelby Farms Apartments, which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30.2-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007.  As of December 31, 2009, the property was 98% occupied.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is an approximately 35,000 square foot facility in Louisville, Kentucky.  As of December 31, 2009, one tenant was leasing all 35,000 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Bed, Bath & Beyond was 100% occupied as of December 31, 2009.

•                  Outlet Mall, which was constructed in 1983, is an approximately 162,600 square foot mall in Louisville, Kentucky.  As of December 31, 2009, one tenant, Garden Ridge L.P., was leasing all 162,600 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Outlet Mall was 100% occupied as of December 31, 2009.  See Item 7 Future Liquidity - for a discussion of our sale of Outlet Mall. (1)

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2009, there were 7 tenants leasing space aggregating all 12,000 square feet.  The tenants are professional service entities, principally in staffing, financial and medical equipment sales.  Three of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 100% occupied as of December 31, 2009.

(1)          These properties’ assets and liabilities are classified as held for sale on our consolidated balance sheet.  The results of their operations are classified as discontinued operations in our consolidated statement of operations for all years presented.

Consolidated Joint Venture Properties

Multifamily Properties

•                  Golf Brook Apartments, which was purchased in 2009 and constructed between 1987 and 1988, is a 195-unit luxury apartment complex located on a 19.2-acre tract in Orlando, Florida.  As of December 31, 2009, the property was 93% occupied.  We own a 51% interest in this property.

•                  Sabal Park Apartments, which was purchased in 2009 and constructed in 1986, is a 162-unit luxury apartment complex located on a 14.3-acre tract in Orlando, Florida.  As of December 31, 2009, the property was 91% occupied.  We own a 51% interest in this property.

Unconsolidated Joint Venture Properties

Multifamily Properties

•                  The Overlook at St. Thomas Apartments, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  As of December 31, 2009, the property was 94% occupied.  We own a 60% tenant in common interest in this property.

•                  Creek’s Edge at Stony Point Apartments, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  As of December 31, 2009, the property was 93% occupied.  We own a 51% tenant in common interest in this property.

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2009	2008	2007
OFFICE BUILDING OCCUPANCY
NTS Center (1)	52%	87%	78%
Sears Office Building (2)	0%	0%	0%

BUSINESS CENTER OCCUPANCY
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	89%	86%	73%
Lakeshore Business Center Phase II (3)	65%	73%	82%
Lakeshore Business Center Phase III	100%	100%	98%
Peachtree Corporate Center	76%	82%	84%

MULTIFAMILY OCCUPANCY
Park Place Apartments	94%	96%	95%
The Willows of Plainview Apartments	96%	95%	96%
Willow Lake Apartments	94%	96%	97%
The Lakes Apartments	93%	94%	97%
The Grove at Richland Apartments	94%	95%	95%
The Grove at Whitworth Apartments	93%	94%	96%
The Grove at Swift Creek Apartments	88%	88%	94%
Castle Creek Apartments	92%	96%	97%
Lake Clearwater Apartments	93%	95%	95%
The Overlook at St. Thomas Apartments	93%	90%	93%
Creek’s Edge at Stony Point Apartments	91%	87%	84%
Shelby Farms Apartments	94%	90%	N/A
Golf Brook Apartments	93%	N/A	N/A
Sabal Park Apartments	92%	N/A	N/A

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Outlet Mall	100%	100%	100%
Springs Station	94%	60%	69%

(1)          We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  NTS Center was 58% occupied as of December 31, 2009.

(2)          Sears Office Building was vacant and unoccupied at December 31, 2009, 2008 and 2007.

(3)          We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  Lakeshore Business Center Phase II was 79% occupied as of December 31, 2009.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2009.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
Social Security Administration (3)	16,197	$553,908	1.19%	11/30/19
Clarke American Checks, Inc. (2)	50,000	512,500	1.10%	08/31/15
ECI Telecom (3)	29,287	389,956	0.83%	03/31/18
Bed, Bath & Beyond (2)	34,953	384,483	0.82%	01/31/15
NTS Development Co. (2)	22,588	305,511	0.65%	03/31/13
John J. Kirlin, Inc. (3)	20,135	264,010	0.56%	08/10/14
Patterson Dental Supply (3)	15,497	194,849	0.42%	10/31/13
Kimley-Horn & Associates (3)	12,061	167,236	0.36%	02/28/14
Devry, Inc. (2)	9,294	158,712	0.34%	03/31/13
First American Default Information Svcs. (2)	11,137	156,698	0.34%	01/31/13

(1)          Annualized Base Rent means annual contractual rent.

(2)          A tenant of a Louisville, Kentucky property.

(3)          A tenant of a Fort Lauderdale, Florida property.

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly, as a consolidated joint venture investment or as an unconsolidated joint venture investment in tenants in common as of December 31, 2009.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2009, the Libor Rate was 0.23%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Wholly-Owned Properties and Consolidated Joint Venture Properties	Interest Rate	Maturity Date	Balance as of December 31, 2009
Lakeshore Business Center Phases I, II and III (1)	Libor + 3.50%	06/01/11	$23,566,000
Bed, Bath & Beyond (2)	9.00%	08/01/10	2,289,831
Clarke American	8.45%	11/01/15	2,002,165
The Lakes Apartments (3)	5.11%	12/01/14	11,381,809
Shelby Farms Apartments (4)	6.03%	09/01/18	26,328,500
Castle Creek Apartments (5)	5.40%	01/01/20	13,895,000
The Grove at Richland Apartments (6)	5.40%	01/01/20	27,000,000
The Grove at Swift Creek Apartments (7)	5.40%	01/01/20	16,845,000
The Grove at Whitworth Apartments (8)	5.40%	01/01/20	27,675,000
Lake Clearwater Apartments (9)	5.40%	01/01/20	11,390,000
Park Place Apartments (10)	5.40%	01/01/20	30,625,000
Willow Lake Apartments (11)	5.40%	01/01/20	10,945,000
Willows of Plainview Apartments (12)	5.40%	01/01/20	17,920,000
Golf Brook Apartments (13)	Libor + 3.33%	07/01/16	14,625,000
Sabal Park Apartments (14)	Libor + 3.50%	07/01/16	9,600,000
			$246,088,305

Unconsolidated Joint Venture Properties
The Overlook at St. Thomas Apartments (15)	5.72%	04/11/17	$34,787,919
Creek’s Edge at Stony Point Apartments (16)	5.99%	11/15/17	$22,727,309

(1)          This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin.  A balloon payment of $23,091,587 is due upon maturity.

(2)          A balloon payment of $2,229,695 is due upon maturity.

(3)          A balloon payment of $10,313,012 is due upon maturity.

(4)          A balloon payment of $23,148,594 is due upon maturity.

(5)          A balloon payment of $11,646,720 is due upon maturity.

(6)          A balloon payment of $22,631,265 is due upon maturity.

(7)          A balloon payment of $14,119,395 is due upon maturity.

(8)          A balloon payment of $23,197,045 is due upon maturity.

(9)          A balloon payment of $9,547,040 is due upon maturity.

(10)    A balloon payment of $25,669,720 is due upon maturity.

(11)    A balloon payment of $9,174,043 is due upon maturity.

(12)    A balloon payment of $15,020,454 is due upon maturity.

(13)    A balloon payment of $12,973,564 is due upon maturity.

(14)    A balloon payment of $8,542,302 is due upon maturity.

(15)    A balloon payment of $30,492,392 is due upon maturity.  We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common of this property.

(16)    A balloon payment of $20,100,323 is due upon maturity.  We are jointly and severally liable for this mortgage.  We own a 51% interest as a tenant in common of this property.

Our mortgages may be prepaid, but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES-2009

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	1.99	$188,856
FL	Lakeshore Business Center Phase II	1.99	189,884
FL	Lakeshore Business Center Phase III	1.99	77,672
FL	Golf Brook Apartments	1.70	251,173
FL	Sabal Park Apartments	1.70	176,865
GA	Peachtree Corporate Center	3.18	110,412
IN	Willow Lake Apartments	2.29	330,741
IN	The Lakes Apartments	2.29	361,081
IN	Castle Creek Apartments	1.81	511,338
IN	Lake Clearwater Apartments	1.81	392,228
KY	Bed, Bath & Beyond	1.19	26,528
KY	Clarke American	1.14	36,988
KY	NTS Center	1.14	100,647
KY	Outlet Mall	1.14	45,652
KY	The Willows of Plainview Apartments	1.14	155,428
KY	Park Place Apartments	1.10	285,164
KY	Sears Office Building	1.14	35,233
KY	Springs Station	1.19	20,512
KY	The Overlook at St. Thomas Apartments	0.99	415,939
TN	Shelby Farms Apartments	7.22	1,002,518
TN	The Grove at Richland Apartments	4.13	431,565
TN	The Grove at Whitworth Apartments	4.13	478,636
VA	The Grove at Swift Creek Apartments	0.95	211,001
VA	Creek’s Edge at Stony Point Apartments	1.20	348,576
			$6,184,637

(1)          Does not include any offset for property taxes reimbursed by tenants.  Property taxes in Jefferson County, Kentucky; Fayette County, Kentucky; City of Jeffersontown, Kentucky; and the City of St. Matthews, Kentucky, are discounted by approximately 2% if they are paid prior to the due date.  Payments made prior to the due date in other states generally provide no discount to the gross amount of property tax.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our Units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our Units ceased trading on the American Stock Exchange and now trade on the NYSE Amex under the symbol NLP.  The NYSE Amex is the successor to the American Stock Exchange.  The approximate number of record holders of our Units at December 31, 2009, was 2,124.

High and low Unit prices for the period January 1, 2009, through December 31, 2009, were $5.51 to $2.95, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low Unit prices for the period January 1, 2008, through December 31, 2008, were $6.65 to $3.00, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the NYSE Amex or its predecessor, the American Stock Exchange, and distributions declared for each quarter during the years ended December 31, 2009 and 2008.

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
High	$4.45	$4.44	$5.51	$5.50
Low	$2.95	$3.01	$3.12	$3.55
Distributions declared	$569,038	$569,038	$569,038	$569,038

2008
High	$5.20	$6.65	$6.50	$5.55
Low	$4.50	$4.85	$4.43	$3.00
Distributions declared	$1,138,076	$910,461	$910,461	$569,038

We have a policy of paying regular distributions, although there is no assurance as to the payment of future distributions because they depend on, among other things, our future earnings, capital requirements and financial condition.  In addition, the payment of distributions is subject to the restrictions described in Part II, Item 8, Note 2, Section L, to the financial statements and discussed in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On December 1, 2009, three entities created or controlled by Mr. Nichols commenced pre-arranged trading plans to purchase limited partnership units of NTS Realty pursuant to Rule 10b5-1 under the Act.  Each of the plans authorize its administrator, Wells Fargo Investments, LLC, to purchase approximately $225,000, $52,000 and $26,000, respectively, of NTS Realty’s limited partnership units from time to time through no later than November 2010.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the year ended December 31, 2009, 136,400 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced May 16, 2008; December 1, 2008; December 15, 2008; and December 1, 2009, respectively.  The table below summarizes activity pursuant to these plans for the quarterly period ended December 31, 2009.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs (1)
October 2009	9,900	$4.18	375,391	(2)	(1)

November 2009	26,300	$4.51	401,691	(2)	(1)

December 2009	6,800	$4.68	408,491	(2)	(1)

Total	43,000	$4.46	408,491	(2)	(1)

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2009, 2008, 2007, 2006 and 2005.  We have derived the consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited financial statements.

SUMMARY OF CONSOLIDATED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005

STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$42,730,803	$39,141,215	$35,115,717	$31,687,637	$15,481,567
Tenant reimbursements	1,787,103	1,775,192	1,708,710	1,650,809	1,644,367

Total revenue	44,517,906	40,916,407	36,824,427	33,338,446	17,125,934

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	15,572,095	13,778,917	12,230,857	11,384,726	6,655,651
Management fees	2,205,739	2,033,277	1,852,302	1,691,740	743,287
Property taxes and insurance	6,494,311	5,629,338	4,740,804	3,996,469	2,087,353
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	2,707,216	2,878,772	3,143,436	3,499,623	4,077,411
Depreciation and amortization	17,304,344	14,696,081	13,214,123	12,712,163	4,899,451

Total operating expenses	44,283,705	39,016,385	35,181,522	33,284,721	18,463,153

OPERATING INCOME (LOSS)	234,201	1,900,022	1,642,905	53,725	(1,337,219)

Interest and other income and interest and other income reimbursed to affiliate	293,462	405,673	60,826	97,402	367,384
Interest expense and interest expense reimbursed to affiliate	(16,191,885)	(11,353,202)	(11,223,533)	(10,549,466)	(4,754,615)
Loss on disposal of assets	(207,482)	(168,419)	(66,052)	(146,254)	(222,832)
Loss from investments in tenants in common	(2,137,128)	(2,377,927)	(1,608,295)	—	—
Income from investment in joint venture	—	—	—	—	953,300

LOSS FROM CONTINUING OPERATIONS	(18,008,832)	(11,593,853)	(11,194,149)	(10,544,593)	(4,993,982)
Discontinued operations, net	337,692	433,306	1,657,363	1,709,422	2,955,595
Gain on sale of discontinued operations	—	18,910,133	13,482,291	49,950,486	270,842

CONSOLIDATED NET (LOSS) INCOME	(17,671,140)	7,749,586	3,945,505	41,115,315	(1,767,545)
Net loss attributable to noncontrolling interest	(491,553)	—	—	—	—

NET (LOSS) INCOME	$(17,179,587)	$7,749,586	$3,945,505	$41,115,315	$(1,767,545)

Distributions declared	$2,276,152	$3,528,036	$4,552,304	$5,690,804	$5,690,804

Distributions declared per limited partnership unit	$0.20	$0.31	$0.40	$0.50	$0.50

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$296,699,646	$278,847,073	$280,045,077	$300,325,681	$171,129,869
Total assets	321,581,865	294,115,079	297,456,867	309,251,401	187,808,823
Mortgages and note payable	246,088,305	203,561,669	209,321,147	220,932,189	138,012,832

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosures discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Acquisitions

Upon acquisition of wholly-owned properties or joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognize the net tangible and identified intangible assets based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded are amortized over the weighted average lease lives.  We identify any above or below market leases or customer relationship intangibles that exist at the acquisition date.  We recognize mortgages and other liabilities at fair market value at the date of the acquisition.  We utilize an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information.

We adopted FASB ASC Topic 805 Business Combinations on January 1, 2009, which requires us to expense acquisition costs as incurred.

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining” on a historical consolidating basis, rental income exceeded the cash collected for rent by approximately $0.3 million for each of the years ended December 31, 2009 and 2008.  Cash collected for rent exceeded rental income by approximately $0.3 million for the year ended December 31, 2007.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than sixty days and tenants with outstanding balances due for a period less than sixty days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful life of the assets.  Buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 5-30 years.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties is the primary source from which we generate cash.  Other sources of cash include the proceeds from mortgage loans and note payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and note payable, distributions and property taxes.

The components of the consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007 are outlined below.

	Years Ended December 31,
	2009	2008	2007
Operating activities	$96,000	$7,866,000	$8,075,000
Investing activities	(32,681,000)	1,414,000	10,227,000
Financing activities	43,819,000	(10,125,000)	(17,485,000)

Net increase (decrease) in cash and equivalents	$11,234,000	$(845,000)	$817,000

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $0.1 million from $7.9 million for the years ended December 31, 2009 and 2008, respectively.  The decrease of approximately $7.8 million was primarily related to cash used for prepayment penalties of approximately $3.8 million, property taxes of approximately $1.5 million, lender held cash escrows of approximately $0.8 million, prepaid insurance of approximately $0.3 million and approximately $0.9 million of loan costs, all related to the December 17, 2009, debt refinancing.  We also used approximately $0.9 million to fund lender held cash escrows related to the acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions”.  These increased uses of cash were partially offset by decreased usages of cash totaling $0.4 million, which were individually immaterial.

Net cash provided by operating activities decreased to approximately $7.9 million from $8.1 million for the years ended December 31, 2008 and 2007, respectively.  This decrease of approximately $0.2 million was primarily due to an increase in cash used to satisfy accounts payable and accrued expenses primarily due to the sale of Atrium Center, Blankenbaker Business Center Phases I and II, Plainview Center, Plainview Point Office Center Phases I and II, Plainview Point Office Center Phase III and the ITT Parking Lot (the “Office Portfolio”), along with a decrease in other liabilities including a decrease in land deposits and in the valuation of our interest rate swap agreement.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $32.7 million for the year ended December 31, 2009, compared to cash provided by investing activities of approximately $1.4 million for the year ended December 31, 2008.  The change of approximately $34.1 million was primarily due to no sales of discontinued operations in 2009, while there were proceeds from the sales of discontinued operations of approximately $50.0 million in 2008, primarily from the sale of the Office Portfolio.  This change was primarily offset by less cash used in acquisitions (approximately $32.2 million was used in 2009 acquisitions, while approximately $41.0 million was used in the 2008 acquisition of Shelby Farms Apartments (June 2008), referred to as our “2008 acquisition”) and less cash used for additions to land, buildings and amenities of approximately $0.1 million.  In addition, in 2008, we loaned $3.5 million to the unaffiliated third party purchaser of the Office Portfolio, with $2.5 million of that balance being repaid in 2009.

Net cash provided by investing activities decreased to approximately $1.4 million from $10.2 million for the years ended December 31, 2008 and 2007, respectively.  The decrease of approximately $8.8 million was primarily the result of $23.8 million in additional proceeds related to property dispositions than in the comparable prior period, partially offset by issuing notes receivable to the unaffiliated third party purchaser of the Office Portfolio for $3.5 million, along with a $10.4 million decrease in cash used to invest in joint ventures as a tenant in common, a $1.7 million decrease in cash used for additions to land, buildings and amenities and a $0.3 million decrease in deposits on property acquisitions.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $43.8 million for the year ended December 31, 2009, compared to cash used in financing activities of approximately $10.1 million for the year ended December 31, 2008.  Our 2009 activity included proceeds from mortgages payable for our 2009 acquisitions and our December 17, 2009 refinancing of approximately $180.5 million along with contributions from noncontrolling interest holders of approximately $5.6 million, which were partially offset by the payoff of mortgages by our December 17, 2009 refinancing totaling approximately $128.1 million, principal payments on mortgages of approximately $3.4 million, payments on our revolving note payable of approximately $6.5 million, additions to loan cost pertaining to refinancing of approximately $2.1 million and cash distributions of approximately $2.3 million.

Net cash used in financing activities decreased from approximately $17.5 million for the year ended December 31, 2007 to approximately $10.1 million for the year ended December 31, 2008.  Our 2008 activity included repayment of mortgages and our revolving note payable from proceeds of our sale of the Office Portfolio totaling approximately $36.3 million along with principal payments on mortgages of $3.0 million, an additional payment of our revolving note payable of $4.6 million and cash distributions of $4.1 million, which were partially offset by an increase in our revolving note payable of $5.0 million, a $6.2 million increase in mortgage payable and an increase in mortgages payable of $26.3 million issued for the permanent financing of Shelby Farms.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $11.2 million on December 31, 2009.

We made quarterly distributions of $0.05 per unit to our limited partners of record on April 17, 2009; July 16, 2009; October 16, 2009; and January 15, 2010, respectively.

Pursuant to lease agreements signed by December 31, 2009, we are obligated to incur expenditures of approximately $1.2 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties. This discussion of future liquidity details our material commitments. We anticipate repaying, seeking renewal or refinancing of our note and mortgage payable coming due in the next twelve months.

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendments converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  The amendments also add a Debt Service Test, effective after June 30, 2010.  The revolver proceeds may be used to fund capital improvements, or to pay our mortgage payable to GE Commercial Finance Business Property due August 1, 2010.  Both the $15.3 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

On February 12, 2010, we made a principal payment of $8.2 million, from our proceeds from refinancing on December 17, 2009, on our new $8.2 million revolving mortgage payable to a bank.

We expect to receive $1.0 million on or before May 1, 2011, in satisfaction of our unaffiliated notes receivable.

On October 31, 2009, we amended our revolving note payable.  The amendment extended the maturity date to May 31, 2010, and included an Entity Level Debt Service Coverage Ratio.  Our availability on the revolving note payable was approximately $10.0 million at December 31, 2009.  We complied with all covenants and requirements at December 31, 2009.

Property Transactions

Acquisitions

During the years ended December 31, 2009, 2008 and 2007, we made the following property acquisitions either wholly or through investments in joint ventures:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Shelby Farms Apartments (1)	Memphis, TN	450	100%	June, 2008	$41,000,000

Consolidated Joint Venture Properties- Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Golf Brook Apartments (2)	Orlando, FL	195	51%	June, 2009	$19,500,000
Sabal Park Apartments (3)	Orlando, FL	162	51%	June, 2009	$13,000,000

Unconsolidated Joint Venture Properties- Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Overlook at St. Thomas Apartments (4)	Louisville, KY	484	60%	March, 2007	$46,000,000
Creek’s Edge at Stony Point Apartments (5)	Richmond, VA	202	51%	August, 2007	$32,300,000

(1)	Financed by a $26.3 million mortgage payable to a bank.
(2)	Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation. Our ownership percentage at December 31, 2009, was 51%.
(3)	Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation. Our ownership percentage at December 31, 2009, was 51%.
(4)

Property owned as a tenant in common with an unaffiliated third party. Financed by a $36.0 million mortgage payable to a bank. We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common of this property.

(5)

Property owned as a tenant in common with an unaffiliated third party. Financed by a $22.8 million mortgage payable to an insurance company. We are jointly and severally liable for this mortgage. We own a 51% interest as a tenant in common of this property.

Dispositions

During the years ended December 31, 2009, 2008 and 2007 we made the following property dispositions:

Wholly-Owned Properties-Commercial	Square Feet	Our Ownership	Date of Sale
Atrium Center (3)	104,286	100%	May, 2008
Blankenbaker Business Center I (3)	160,689	100%	May, 2008
Blankenbaker Business Center II (3)	77,408	100%	May, 2008
Anthem Office Center (3)	85,305	100%	May, 2008
Plainview Center (3)	98,000	100%	May, 2008
Plainview Point Office Center Phase I and II (3)	57,301	100%	May, 2008
Plainview Point Office Center Phase III (3)	61,680	100%	May, 2008
ITT Parking Lot (3)	N/A	100%	May, 2008
Springs Medical Office Center (1)	100,565	100%	February, 2007
Springs Office Center (2)	125,964	100%	February, 2007

(1)	Gain of approximately $8.9 million.
(2)	Gain of approximately $4.6 million.
(3)	Aggregate gain of approximately $18.9 million.

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  The property was sold on March 12, 2010 for approximately $4.0 million in proceeds.  Pursuant to our management agreement, we paid a disposition fee of approximately $0.2 million, or 4%, of the gross sales price, to NTS Development Company.  We intend to use the proceeds from the sale to repay outstanding debt, for working capital requirements and/or to purchase properties in a manner that would qualify as a Section 1031 Exchange under the Internal Revenue Code.

On February 23, 2010, we entered into an agreement to sell our Sears Office Building to an unaffiliated third party for approximately $3.8 million.  The proposed purchaser is expected to close by April 30, 2010, with an option to extend to July 31, 2010.  We have offered seller financing to the purchaser, including additional proceeds to improve the building, totaling $4.7 million.

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

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Outlet Mall	Louisville, KY	Asset Held for Sale
Sears Office Building	Louisville, KY	Asset Held for Sale

These assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2009 and 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
REVENUE:
Rental income	$731,777	$3,013,773	$7,963,071
Tenant reimbursements	24,393	189,462	320,361

Total revenue	756,170	3,203,235	8,283,432

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	156,668	951,621	2,561,800
Management fees	39,638	146,265	420,337
Property taxes and insurance	54,034	264,675	678,210
Depreciation and amortization	221,164	285,064	774,017

Total expenses	471,504	1,647,625	4,434,364

DISCONTINUED OPERATING INCOME	284,666	1,555,610	3,849,068

Interest and other income	134,877	8,806	50,255
Interest expense	(81,851)	(1,131,110)	(2,196,283)
Loss on disposal of assets	—	—	(45,677)

DISCONTINUED OPERATIONS, NET	$337,692	$433,306	$1,657,363

The components of long-lived assets held for sale at December 31, 2009 consisted primarily of land, buildings and amenities and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2009, consisted primarily of accounts payable and accrued expenses, accounts payables and accrued expenses due to affiliate and other liabilities on the properties being sold.

The components of long-lived assets held for sale at December 31, 2008, consisted primarily of cash and equivalents-restricted, accounts receivable, land, buildings and amenities and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2008, consisted primarily of accounts payable and accrued expenses, accounts payable and accrued expenses due to affiliate and other liabilities on the properties being sold.

The components of long-lived assets held for sale at December 31, 2007, consisted primarily of cash and equivalents-restricted, accounts receivable, land, buildings and amenities, prepaid leasing commissions and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2007, consisted primarily of accounts payable and accrued expenses, accounts payable and accrued expenses due to affiliate, security deposit liabilities, other liabilities and any stand-alone mortgage on the properties being sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

AS COMPARED TO DECEMBER 31, 2007

This section includes our actual results of operations for the years ended December 31, 2009, 2008 and 2007.  As of December 31, 2009, we owned wholly or as a tenant in common with an unaffiliated third party or through joint venture investments, 7 office and business centers, 14 multifamily properties and 3 retail properties.  We generate substantially all of our operating income from property operations.

Net (loss) income for the three years ended December 31, 2009, 2008 and 2007 was approximately ($17.2) million, $7.7 million and $3.9 million, respectively.  Our decrease in net income for the year ended December 31, 2009, as compared to 2008 was driven by an $18.9 million decrease in our gain on sale of discontinued operations, an increase of $4.8 million in interest expense and a decrease in operating income of approximately $1.7 million primarily related to the 2009 acquisitions and the 2008 acquisition, partially offset by an increase of approximately $0.5 million in net loss attributable to noncontrolling interests as the result of the 2009 acquisitions.  Our increase in net income for the year ended December 31, 2008, as compared to 2007 was driven by a $5.4 million increase in our gain on sale of discontinued operations and an increase in operating income in our partnership segment of approximately $0.5 million primarily related to increased interest income and decreased professional and administrative expenses and professional and administrative expenses reimbursed to affiliate.  The increase is offset by a decrease in income from discontinued operations of approximately $1.2 million primarily related to the sale of the Office Portfolio in May 2008 and an increase in the loss from investments in tenants in common of approximately $0.8 million.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2009 and 2008 were approximately $44.5 million and $40.9 million, respectively.  The increase of $3.6 million, or 9%, was primarily the result of a $4.8 million increase in rental income from our 2009 and 2008 acquisitions, which was partially offset by a $0.5 million decrease in rental income primarily related to the increase in rental concessions at our multifamily properties located in Tennessee and a $0.6 million decrease in occupancy related to Kroger’s departure from NTS Center in October 2008.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2009 and 2008.

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2008 and 2007 were approximately $40.9 million and $36.8 million, respectively.  The increase of $4.1 million, or 11%, was primarily the result of a $2.3 million increase in rental income from our 2008 acquisition, a $1.0 million increase in rental income across all of our remaining multifamily properties and a $0.7 million increase in rental income across the commercial segment.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2008 and 2007.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2009 and 2008 were approximately $10.7 million and $9.4 million, respectively.  The increase of $1.3 million, or 14%, was primarily the result of a $1.6 million increase in operating expenses from our 2009 and 2008 acquisitions, $0.2 million increase in bad debt expense and repairs and maintenance across the commercial segment and $0.1 million increase in landscaping and utilities at Park Place Apartments.  The increase was partially offset by a $0.6 million decrease in repairs and maintenance at Willow Lake Apartments and The Willows of Plainview Apartments.  There were no other material offsetting changes in operating expenses for the years ended December 31, 2009 and 2008.

Operating expenses from continuing operations for the years ended December 31, 2008 and 2007 were approximately $9.4 million and $7.9 million, respectively.  The increase of $1.5 million, or 19%, was primarily the result of a $0.6 million increase in operating expenses from our 2008 acquisition along with a $0.4 million increase in repairs and maintenance across the remaining multifamily segment, a $0.4 million increase in operating expenses across the commercial segment primarily related to repairs and maintenance at the Lakeshore Business Centers and a $0.1 million increase in utilities across all of our remaining multifamily properties.  There were no other material offsetting changes in operating expenses for the years ended December 31, 2008 and 2007.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2009 and 2008 were approximately $4.9 million and $4.4 million, respectively.  The increase of $0.5 million, or

11%, was primarily the result of our 2009 and 2008 acquisitions, which was partially offset by a $0.1 million decrease in operating expenses reimbursed to affiliate across the remaining multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the years ended December 31, 2009 and 2008.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2008 and 2007 were approximately $4.4 million and $4.3 million, respectively.  The increase of $0.1 million, or 2%, was primarily the result of our 2008 acquisition.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the years ended December 31, 2008 and 2007.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	Years Ended December 31,
	2009	2008	2007
Property	$3,370,000	$2,875,000	$2,831,000
Multifamily leasing	627,000	544,000	398,000
Administrative	824,000	907,000	1,043,000
Other	32,000	51,000	63,000

Total	$4,853,000	$4,377,000	$4,335,000

Management Fees

Management fees from continuing operations for the years ended December 31, 2009 and 2008 were approximately $2.2 million and $2.0 million, respectively.  The increase of $0.2 million, or 10%, was primarily the result of our 2009 and 2008 acquisitions.  There were no other material offsetting changes in management fees for the years ended December 31, 2009 and 2008.

Management fees from continuing operations for the years ended December 31, 2008 and 2007 were approximately $2.0 million and $1.9 million, respectively.  The increase of $0.1 million, or 5%, was primarily the result of our 2008 acquisition.  There were no other material offsetting changes in management fees for the years ended December 31, 2008 and 2007.

Pursuant to our collective management agreements, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated joint venture properties and properties owned by our eight newly formed wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation.  NTS Development Company receives property management fees from our consolidated joint venture properties and unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development Company for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2009 and 2008 were approximately $6.5 million and $5.6 million, respectively.  The increase of $0.9 million, or 16%, was primarily due to a $1.0 million increase in property taxes and insurance from our 2009 and 2008 acquisitions and a $0.4 million increase in property taxes at Willow Lake Apartments due to higher property tax assessments.  The increases were partially offset by a $0.5 million decrease in property taxes at The Lakes Apartments, Castle Creek Apartments and Lake Clearwater Apartments.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2009 and 2008.

Property taxes and insurance from continuing operations for the years ended December 31, 2008 and 2007 were approximately $5.6 million, and $4.7 million, respectively.  The increase of $0.9 million, or 19%, was primarily due to a $0.7 million increase in property taxes at Castle Creek Apartments, Lake Clearwater Apartments and The Lakes Apartments due to higher property tax assessments and a $0.5 million increase in property taxes and insurance from our 2008 acquisition.  The increases were partially offset by a $0.3 million decrease in property taxes at Willow Lake Apartments due to a successful property tax assessment appeal.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2008 and 2007.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2009 and 2008 were approximately $1.1 million and $1.3 million, respectively.  The decrease of $0.2 million, or 15%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2009 and 2008.

Professional and administrative expenses from continuing operations for the years ended December 31, 2008 and 2007 were approximately $1.3 million and $1.4 million, respectively.  The decrease of $0.1 million, or 7%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2008 and 2007.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the years ended December 31, 2009 and 2008 were approximately $1.6 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2009 and 2008.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2008 and 2007 were approximately $1.6 million and $1.7 million, respectively.  The decrease of $0.1 million, or 6%, was primarily due to decreased personnel costs and compensation reimbursed to NTS Development Company as a result of the sale of the Office Portfolio.  There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2008 and 2007.

We do not have any employees.  Pursuant to our collective management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit. The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated statements of operations as “Professional and administrative expenses reimbursed to affiliate.”  The services provided by others are classified as “Professional and administrative expenses.”

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	Years Ended December 31,
	2009	2008	2007
Finance	$364,000	$388,000	$423,000
Accounting	724,000	765,000	820,000
Investor relations	282,000	294,000	335,000
Human resources	13,000	20,000	18,000
Overhead	212,000	152,000	136,000

Total	$1,595,000	$1,619,000	$1,732,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the years ended December 31, 2009 and 2008 was approximately $17.3 million and $14.7 million, respectively.  The increase of $2.6 million, or 18%, was primarily due to our 2009 and 2008 acquisitions.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2009 and 2008.

Depreciation and amortization from continuing operations for the years ended December 31, 2008 and 2007 was approximately $14.7 million and $13.2 million, respectively.  The increase of $1.5 million, or 11%, was primarily due to our 2008 acquisition.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2008 and 2007.

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2009 and 2008 was approximately $0.3 million and $0.4 million, respectively.  The decrease of $0.1 million, or 25%, was primarily the result of a decrease in miscellaneous income from a prior tenant at NTS Center and a decrease in interest income earned on our unaffiliated notes receivable offset by an increase in interest earned on property tax refunds and miscellaneous charges in our multifamily segment.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2009 and 2008.

Interest and other income from continuing operations for the years ended December 31, 2008 and 2007 was approximately $0.4 million and $0.1 million, respectively.  The increase of $0.3 million was primarily due to interest earned on the proceeds from the sale of the Office Portfolio along with interest earned on our notes receivable from an unaffiliated third party as consideration from the sale of the Office Portfolio and miscellaneous income from a prior tenant at NTS Center.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2008 and 2007.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2009 and 2008 was approximately $16.2 million and $11.4 million, respectively.  The increase of $4.8 million, or 42%, was primarily the result of $3.8 million in prepayment premiums and approximately $0.6 million of unamortized loan costs related to the debt refinancing on December 17, 2009.  The remaining increase of $0.4 million is the result of interest expense related to mortgages from our 2008 and 2009 acquisitions offset by decreased interest expense related to the interest rate swap and a decrease in the interest expense on our variable rate debt.  There were no other material offsetting changes in interest expense for the years ended December 31, 2009 and 2008.

Interest expense from continuing operations for the years ended December 31, 2008 and 2007 was approximately $11.4 million and $11.2 million, respectively.  The increase of $0.2 million, or 2%, was primarily the result of our 2008 acquisition and an increase in interest expense related to the interest rate swap offset by a decrease in interest expense on our variable rate debt.  There were no other material offsetting changes in interest expense for the years ended December 31, 2008 and 2007.

Loss on Disposal of Assets

Loss on disposal of assets from continuing operations for the years ended December 31, 2009, 2008 and 2007 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the commercial and multifamily properties.  The 2009 replacements included heating and air conditioning units, tenant improvements, exterior lighting, fitness equipment, property handrails and a fire alarm system.  The 2008 replacements included roof replacements, heating and air conditioning units, tenant improvements and signage. The 2007 replacements included heating and air conditioning units, tenant improvements, signage, fitness equipment and a telephone system replacement, amongst others.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the years ended December 31, 2009, 2008 and 2007 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party acquired in 2007.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations, Net

Net income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 were approximately $0.3 million, $0.4 million and $1.7 million, respectively.  Discontinued operations, net, for the years ended December 31, 2009, 2008 and 2007 include the operating results for the properties previously sold and currently held for sale as listed below.

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Outlet Mall	Louisville, KY	Asset Held for Sale
Sears Office Building	Louisville, KY	Asset Held for Sale

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2008 was approximately $18.9 million due to the sale of the Office Portfolio in May 2008.

Gain on sale of discontinued operations for the year ended December 31, 2007 was approximately $13.5 million due to the sale of the Springs Medical Office Center and the Springs Office Building in February 2007.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2009, under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and note payable	$349,077,657	$17,026,391	$53,366,246	$40,547,234	$238,137,786
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$349,077,657	$17,026,391	$53,366,246	$40,547,234	$238,137,786

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $47.8 million bearing interest at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership:

We have audited the accompanying consolidated balance sheet of NTS Realty Holdings Limited Partnership (the “Partnership”) as of December 31, 2009, and the related consolidated statements of operations, partners’ equity and cash flows for the year then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS Realty Holdings Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Louisville, Kentucky
March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership:

We have audited the accompanying consolidated balance sheet of NTS Realty Holdings Limited Partnership (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule III listed in the Index at Part IV, Item 15(2).  These financial statements and schedule III are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule III based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTS Realty Holdings Limited Partnership at December 31, 2008 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Louisville, Kentucky

March 30, 2009,

except for the items restated for the Company’s reclassification of the Outlet Mall and Sears Office Building from continuing operations to discontinued operations, as described in Note 2, as to which the date is March 29, 2010

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2009 and 2008

	2009	2008
ASSETS:
Cash and equivalents	$11,233,735	$—
Cash and equivalents-restricted	2,227,744	460,571
Accounts receivable, net of allowance for doubtful accounts of $203,359 and $90,932 at December 31, 2009 and 2008, respectively	1,646,142	1,642,253
Notes receivable	1,000,000	3,500,000
Land, buildings and amenities, net	291,151,198	273,077,462
Long-lived assets held for sale	5,549,932	5,884,430
Investments in and advances to tenants in common	4,174,947	6,432,165
Other assets	4,598,167	3,118,198

Total assets	$321,581,865	$294,115,079

LIABILITIES:
Mortgages and note payable	$246,088,305	$203,561,669
Accounts payable and accrued expenses	2,875,643	2,612,525
Accounts payable and accrued expenses due to affiliate	634,930	263,658
Distributions payable	569,038	569,038
Security deposits	856,384	821,999
Long-lived liabilities held for sale	72,321	170,926
Other liabilities	3,754,653	5,025,807

Total liabilities	254,851,274	213,025,622

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY:
Partners’ equity	61,633,718	81,089,457
Noncontrolling interest	5,096,873	—

Total equity	66,730,591	81,089,457

Total liabilities and equity	$321,581,865	$294,115,079

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
REVENUE:
Rental income	$42,730,803	$39,141,215	$35,115,717
Tenant reimbursements	1,787,103	1,775,192	1,708,710

Total revenue	44,517,906	40,916,407	36,824,427

EXPENSES:
Operating expenses	10,719,216	9,402,046	7,895,930
Operating expenses reimbursed to affiliate	4,852,879	4,376,871	4,334,927
Management fees	2,205,739	2,033,277	1,852,302
Property taxes and insurance	6,494,311	5,629,338	4,740,804
Professional and administrative expenses	1,112,431	1,259,792	1,411,276
Professional and administrative expenses reimbursed to affiliate	1,594,785	1,618,980	1,732,160
Depreciation and amortization	17,304,344	14,696,081	13,214,123

Total operating expenses	44,283,705	39,016,385	35,181,522

OPERATING INCOME	234,201	1,900,022	1,642,905

Interest and other income	293,462	405,673	60,826
Interest expense	(16,191,885)	(11,353,202)	(11,223,533)
Loss on disposal of assets	(207,482)	(168,419)	(66,052)
Loss from investments in tenants in common	(2,137,128)	(2,377,927)	(1,608,295)

LOSS FROM CONTINUING OPERATIONS	(18,008,832)	(11,593,853)	(11,194,149)
Discontinued operations, net	337,692	433,306	1,657,363
Gain on sale of discontinued operations	—	18,910,133	13,482,291

CONSOLIDATED NET (LOSS) INCOME	(17,671,140)	7,749,586	3,945,505
Net loss attributable to noncontrolling interests	(491,553)	—	—

NET (LOSS) INCOME	$(17,179,587)	$7,749,586	$3,945,505

Loss from continuing operations allocated to limited partners	$(16,878,227)	$(10,865,984)	$(10,491,377)
Discontinued operations, net allocated to limited partners	316,492	406,102	1,553,313
Gain on sale of discontinued operations allocated to limited partners	—	17,722,944	12,635,869
Net loss attributable to noncontrolling interests allocated to limited partners	(460,693)	—	—

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(16,101,042)	$7,263,062	$3,697,805

Loss from continuing operations per limited partnership unit	$(1.58)	$(1.02)	$(0.98)
Discontinued operations, net per limited partnership unit	0.03	0.04	0.14
Gain on sale of discontinued operations per limited partnership unit	—	1.66	1.19
Net loss attributable to noncontrolling interests per limited partnership unit	(0.04)	—	—

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(1.51)	$0.68	$0.35

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,322

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(17,671,140)	$7,749,586	$3,945,505
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(18,910,133)	(13,482,291)
Loss on disposal of assets	207,482	168,419	111,729
Depreciation and amortization	18,212,329	15,662,011	14,709,779
Write-off of loan costs	600,138	—	36,868
Loss from investments in tenants in common	2,137,218	2,377,927	1,608,295
Changes in assets and liabilities:
Cash and equivalents — restricted	(1,673,629)	156,167	(244,765)
Accounts receivable	15,716	122,953	538,455
Other assets	(1,030,789)	1,773,415	(710,423)
Accounts payable and accrued expenses	243,115	(1,097,195)	(130,019)
Accounts payable and accrued expenses due to affiliate	374,119	(306,233)	(182,465)
Security deposits	34,385	(140,737)	(98,064)
Other liabilities	(1,352,602)	309,343	1,972,101

Net cash provided by operating activities	96,342	7,865,523	8,074,705

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,005,695)	(4,050,169)	(5,759,609)
Proceeds from sale of discontinued operations	—	49,963,973	26,104,758
Acquisitions	(32,175,459)	(41,000,000)	—
Deposits on property acquisitions	—	—	300,000
Notes receivable	2,500,000	(3,500,000)	—
Investments in and advances to tenants in common	—	—	(10,418,387)

Net cash (used in) provided by investing activities	(32,681,154)	1,413,804	10,226,762

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	5,588,426	—	—
Distributions from tenants in common properties	120,000	—	—
Proceeds from mortgages payable	180,520,000	60,310,500	4,500,000
Revolving note payable, net	(6,482,149)	(18,447,611)	8,051,729
Principal payments on mortgages payable	(3,378,506)	(2,971,554)	(2,962,771)
Additional payments on mortgages payable	(128,132,709)	(44,650,813)	(21,200,000)
Additions to loan costs	(2,140,363)	(268,112)	(182,788)
Cash distributions	(2,276,152)	(4,097,074)	(5,690,550)

Net cash provided by (used in) financing activities	43,818,547	(10,124,664)	(17,484,380)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	11,233,735	(845,337)	817,087

CASH AND EQUIVALENTS, beginning of year	—	845,337	28,250

CASH AND EQUIVALENTS, end of year	$11,233,735	$—	$845,337

Interest paid	$16,171,076	$12,131,229	$12,707,600

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2009, 2008 and 2007

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Total
PARTNERS’ EQUITY:
Balances on January 1, 2007	714,491	10,667,117	$4,863,549	$72,611,157	$77,474,706

Net income	—	—	247,700	3,697,805	3,945,505

Distributions declared	—	—	(285,795)	(4,266,509)	(4,552,304)

Retirement of limited partnership interests	—	(848)	—	—	—

Balances on December 31, 2007	714,491	10,666,269	$4,825,454	$72,042,453	$76,867,907

Net income	—	—	486,524	7,263,062	7,749,586

Distributions declared	—	—	(221,492)	(3,306,544)	(3,528,036)

Balances on December 31, 2008	714,491	10,666,269	$5,090,486	$75,998,971	$81,089,457

Net loss	—	—	(1,078,545)	(16,101,042)	(17,179,587)

Distributions declared	—	—	(142,898)	(2,133,254)	(2,276,152)

Balances on December 31, 2009	714,491	10,666,269	$3,869,043	$57,764,675	$61,633,718

(1)         For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 - Organization

NTS Realty Holdings Limited Partnership (“NTS Realty”), is a limited partnership, organized in the state of Delaware in 2003 and was formed by the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V, a Maryland limited partnership; NTS-Properties VI, a Maryland limited partnership; and NTS-Properties VII, Ltd. (the “Partnerships”), along with other real estate entities affiliated with their general partners, specifically Blankenbaker Business Center 1A and the NTS Private Group’s assets and liabilities.  The merger was completed on December 28, 2004, after a majority of each Partnership’s limited partners voted for the merger.  The Partnerships and Blankenbaker Business Center 1A were terminated by the merger and ceased to exist.  Concurrent with the merger, ORIG, LLC (“ORIG”), a Kentucky limited liability company, affiliated with the Partnerships’ general partners, contributed substantially all of its assets and liabilities to NTS Realty, including the NTS Private Group properties.  The merger was part of a court approved settlement of class action litigation involving the Partnerships.

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2009, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 24 properties, comprised of 7 office and business centers, 14 multifamily properties and 3 retail properties.  The properties are located in and around Louisville (8) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (2), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 671,000 square feet.  Our multifamily properties contain 4,029 units.  Our retail properties contain approximately 210,000 square feet.

The terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties and its interests in consolidated and unconsolidated joint venture investments.

Note 2 - Significant Accounting Policies

A) Basis of Presentation

The consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  We also consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary.  Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined, by accounting standards.  There have been no changes during 2009 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During 2009, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

B) Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“FASB ASC Topic 820”).  FASB ASC Topic 820 requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  FASB ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement.  The provisions of FASB ASC Topic 820 were effective as of January 1, 2008.  However, FASB ASC 820-10-65 deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, or our first quarter of 2009.  The adoption of FASB ASC 820-10-65 did not have any impact on our consolidated statements of operations.

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

Our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008, are as follows:

Fair Value Measurements as of December 31, 2009
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

Financial Instruments

During the second quarter 2009, we adopted FASB ASC Topic 825 Financial Instruments which requires disclosures about fair value of financial instruments in both interim and annual financial statements.

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of December 31, 2009 and 2008, due to the short-term nature of such accounts.

Notes receivable — As of December 31, 2009 and 2008, we determined the estimated fair values of our notes receivable were approximately $0.9 million and $3.3 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and note payable — As of December 31, 2009 and 2008, we determined the estimated fair values of our mortgages and note payable, including those relating to discontinued operations, were approximately $246.0 million and $217.6 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

C) Recent Accounting Pronouncements

In December 2007, the FASB clarified that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity which should be reported as equity in the parent’s consolidated financial statements and also requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The guidance also requires acquisition related costs to be expensed as incurred.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  On January 1, 2009, we adopted the guidance which did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs.  This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  Management is in the process of determining the impact of adopting this amendment.

D) Tax Status

We are treated as a partnership or pass-through entity for federal income tax purposes.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2009	2008
Net (loss) income	$(17,179,606)	$7,749,586
Items handled differently for tax purposes:
Depreciation and amortization	7,196,798	3,960,175
Prepaid rent and other capitalized costs	(193,002)	395,404
Gain on sale of discontinued operations	—	(7,849,306)
Loss on disposal of assets	(143,646)	(333,483)
Acquisition costs	(158,025)	(158,025)
Joint venture (loss) income	(192,725)	—
Change in accounting method	(2,441,048)	—
Other	(328,137)	493,127

Taxable income (loss)	$(13,439,391)	$4,257,478

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

F) Reclassifications of 2008 and 2007 Financial Statements

Certain reclassifications have been made to the December 31, 2008 and 2007, financial statements to conform with December 31, 2009, classifications.  Our Outlet Mall retail property and our Sears Office Building were reclassified during 2009 from continuing operations to discontinued operations and are classified as held for sale on our balance sheets.  These reclassifications have not had a material impact on the related financial statement line items on our consolidated balance sheets or statement of operations and no effect on previously reported operating results or partners’ equity.

G) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.  We have a cash management program, which provides for the overnight investment of excess cash balances.  Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

H) Cash and Equivalents - Restricted

Cash and equivalents-restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $252.8 million at December 31, 2009.

Depreciation expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately as follows:

	Year Ended December 31,
	2009	2008	2007
NTS Realty	$16,900,000	$14,366,000	$13,021,000

Depreciation expense included in discontinued operations was approximately $0.2 million, $0.3 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

J) Business Combinations and Acquisitions

In December 2007, the FASB issued FASB ASC Topic 805 Business Combinations. FASB ASC Topic 805 requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized.  The provisions of FASB ASC Topic 805 were effective for acquisitions starting January 1, 2009.

Upon acquisition of wholly-owned properties or joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognized the net tangible and identified intangible assets for each of the properties acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded in relation to our multifamily properties will be amortized over a period of one year, which approximates the weighted average lease lives.  No above or below market leases or customer relationship intangibles existed at the acquisition date.  At the date of the acquisition, the carrying value of mortgages and other liabilities approximated fair market value.  We utilized an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information.

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2009, 2008 and 2007, did not result in an impairment loss.

K) Accounts Payable Due to Affiliate

Accounts payable due to affiliate includes amounts owed to NTS Development Company for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our management agreement.

L) Revenue Recognition

Our commercial and retail properties’ revenues are accounted for as operating leases.  We accrue minimum rents on a straight-line basis over the initial or renewal terms of their respective leases.  Certain of our retail tenants are also required to pay overage rents based on sales over a stated base amount during the lease year.  We recognize overage rents only when each tenant’s sales exceeds a specified sales threshold.  We structure our leases to allow us to recover a significant portion of our real estate taxes, property operating and repairs and maintenance expenses from our commercial tenants.  Property operating expenses typically include utility, insurance, security, janitorial, landscaping and other administrative expenses.  We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the applicable period.  We also receive estimated payments for these reimbursements from substantially all our tenants throughout the year.  We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures.  We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year, and we believe these differences are not material in any period presented.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases are recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.3 million, $1.0 million and $0.7 million at December 31, 2009, 2008 and 2007, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

M) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2009, 2008, and 2007.

N) Distribution Policy

We pay distributions if and when authorized by our managing general partner.  We are required to pay distributions on a quarterly basis, commencing in the first quarter of 2005, no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

Note 3 - Concentration of Credit Risk

We own and operate wholly, as a tenant in common with an affiliated third party or through joint venture investments with an unaffiliated third party, commercial, multifamily and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents and cash and equivalents-restricted.  We maintain our cash accounts primarily with banks located in Kentucky.  The total cash balances are insured by the FDIC up to $250,000 per bank account.  We may at times, in certain accounts, have deposits in excess of $250,000 per bank account.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in land, buildings and amenities as of December 31:

	2009	2008
Land and improvements	$76,026,648	$66,725,244
Buildings and improvements	258,309,097	236,240,662
Amenities	22,442,177	19,183,827

Total land, buildings and amenities	356,777,922	322,149,733

Less accumulated depreciation	(60,078,276)	(43,302,660)

Total land, buildings and amenities, net	$296,699,646	$278,847,073

Note 5 - Mortgages and Note Payable

Mortgages and note payable as of December 31 consist of the following:

	2009	2008
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.07%, maturing on March 15, 2015, secured by certain land, buildings and amenities	$—	$27,534,884

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $17,174,710 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin. The mortgage was amended February 1, 2010	23,566,000	23,907,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.98%, maturing January 15, 2015, secured by certain land, buildings and amenities	—	71,041,740

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.35%, maturing January 15, 2015, secured by certain land, buildings and amenities	—	32,001,720

Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 2.50%, currently 2.74%, due May 31, 2010	—	6,482,149

	2009	2008
Mortgage payable to GE Commercial Finance Business Property in monthly installments of principal and interest, bearing fixed interest at 9.00%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,548,356	2,289,831	2,412,387

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,898,520	2,002,165	2,277,378

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $11,861,014	11,381,809	11,575,911

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $36,951,710	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.57%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $19,428,798	14,625,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $12,481,903	9,600,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $21,369,546	13,895,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $37,278,639	27,000,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,948,767	16,845,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $36,189,912	27,675,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $18,266,703	11,390,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $22,308,573	30,625,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,541,644	10,945,000	—

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,706,413	17,920,000	—

Total mortgages and note payable	$246,088,305	$203,561,669

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2009, was approximately $246.0 million.

As of October 31, 2009, we amended our revolving note payable.  The amendment extended the maturity date to May 31, 2010, and included an Entity Level Debt Service Coverage Ratio, referred to as our “debt ratio.”  The debt ratio requires that we maintain as of the end of each fiscal quarter, on a trailing four quarter basis derived from our publicly filed Form 10-K and Form 10-Q filings, as may be periodically restated, a debt ratio of at least 1.10 to 1.0.  The debt ratio is defined as adjusted income divided by our principal and interest payments.  Adjusted income is defined as the sum of operating income (loss) plus depreciation and amortization plus interest and other income, each as defined in the above-mentioned filings and reports plus our percentage ownership of net operating income (loss).  Principal and interest payments are defined as interest expense (as defined in the most recent consolidated statement of operations) plus principal payments on mortgages payable (as defined in the most recent consolidated statement of cash flows) plus our percentage ownership of scheduled interest and principal payments (as determined by the lender) not otherwise reflected in interest expense or principal payments on mortgages payable.

On December 17, 2009, we completed eight mortgage loans from Federal Home Loan Mortgage Corporation, through eight newly formed wholly-owned subsidiaries. The new loans from the Federal Home Loan Mortgage Corporation aggregate approximately $156.3 million; carry a 5.4% fixed rate of annual interest and a 10-year term.  Approximately $128.1 million of the proceeds were used to refinance our mortgage loans payable to an insurance company.  Of the remaining proceeds, approximately $3.8 million was used for prepayment premiums, an amount equal to 3% of the aggregate outstanding principal balance of our mortgage loans payable to an insurance company, loan cost additions of approximately $1.5 million, property tax payments of approximately $1.5 million, approximately $0.8 million to fund lender held cash escrows required by the new loans and $0.3 million for insurance premiums.  Of the remaining approximately $20.3 million of proceeds, $13.6 million was used to paydown our revolving note payable and the remainder will be used for working capital and to fund capital improvements, including tenant improvements among the commercial and multifamily segments.

In accordance with FASB ASC 470-50-40, we expensed our $3.8 million of prepayment premiums discussed above, which were included in interest expense.  We also expensed $0.6 million of unamortized loan cost related to mortgage loans payable to an insurance company, which were included in depreciation and amortization expense.

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendments converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  The amendments also add a Debt Service Test, effective after June 30, 2010.  The revolver proceeds may be used to fund capital improvements, or to pay our mortgage payable to GE Commercial Finance Business Property due August 1, 2010.  Both the $15.3 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

On February 12, 2010, we made a principal payment of $8.2 million, from our proceeds from refinancing on December 17, 2009, on our new $8.2 million revolving mortgage payable to a bank.

At December 31, 2009, our total availability to draw on our revolving note payable was $10.0 million.

Interest paid for the twelve months ended December 31, 2009 and 2008, was approximately $16.2 million and $12.1 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and note payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2009.  We anticipate renewing or refinancing our mortgages and note payable coming due within the next twelve months.

We entered into an interest rate swap agreement beginning in September 2007 that effectively converted $18.0 million of our variable-rate debt bearing interest at the LIBOR one month rate to a fixed rate basis through September 2009, when the contract expired.

The interest rate swap expired on September 1, 2009.  The fair value of the interest rate swap agreement at December 31, 2008, was approximately $0.5 million and is included in Other Liabilities on our Consolidated Balance Sheet.  During the years ended December 31, 2009, 2008 and 2007, we recognized a net loss of approximately $0.1 million, $0.5 million and $0.4 million, respectively, on the interest rate swap agreement after any net payments were received or made.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2010	$4,986,177
2011	26,191,092
2012	3,697,690
2013	3,940,246
2014	14,411,886
Thereafter	192,861,214

$246,088,305

Mortgages payable for our unconsolidated joint venture properties as of December 31 consist of the following:

	2009	2008

Mortgage payable to a bank in monthly installments of principal and interest bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $38,394,093 (1)	$34,787,919	$35,268,090

Mortgage payable to an insurance company in monthly installments of principal and interest bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land buildings and amenities, with a carrying value of $27,792,073 (2)	$22,727,309	$22,750,000

(1)         We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common.

(2)         We are jointly and severally liable under this mortgage.

Note 6 — Investments in and Advances to Tenants in Common

We own a tenant in common interest in and operate the following properties:

•                  The Overlook at St. Thomas Apartments: 484-unit luxury apartment complex in Louisville, Kentucky.  We own a 60% interest as a tenant in common with an unaffiliated third party.

•                  Creek’s Edge at Stony Point Apartments: 202-unit luxury apartment complex in Richmond, Virginia.  We own a 51% interest as a tenant in common with an unaffiliated third party.

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2009 and 2008, for these properties:

	2009	2008
Summarized Balance Sheets
Land, buildings and amenities	$66,186,166	$70,726,877
Other, net	1,497,712	1,525,783
Total assets	$67,683,878	$72,252,660

Mortgages payable and other liabilities	$58,170,033	$58,697,143
Equity	9,513,845	13,555,517
Total liabilities and equity	$67,683,878	$72,252,660

	2009	2008
Summarized Statements of Operations
Revenue	$8,266,576	$8,030,366
Operating loss	(395,575)	(801,670)
Net loss	(3,841,583)	(4,543,764)

Distributions
The Overlook at St. Thomas	$200,000	$—
Creek’s Edge at Stony Point	—	—

Note 7 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2009:

For the Years Ended December 31,	Amount
2010	$6,117,831
2011	5,710,793
2012	4,998,553
2013	3,674,931
2014	2,397,367
Thereafter	4,475,454

$27,374,929

Note 8 - Related Party Transactions

Pursuant to our collective management agreements, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party and our eight newly formed wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated joint venture properties and our eight newly formed wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements.  Also pursuant to the agreements, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2009, 2008 and 2007.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2009	2008	2007

Property management fees	$2,245,000	$2,180,000	$2,273,000

Operating expenses reimbursement — property	3,402,000	3,065,000	3,373,000
Operating expenses reimbursement — multifamily leasing	627,000	544,000	398,000
Operating expenses reimbursement — administrative	877,000	1,065,000	1,362,000
Operating expenses reimbursement — other	37,000	72,000	101,000

Total operating expenses reimbursed to affiliate	4,943,000	4,746,000	5,234,000

Professional and administrative expenses reimbursed to affiliate	1,595,000	1,619,000	1,732,000

Construction supervision and leasing fees	300,000	231,000	638,000

Disposition fees included in gain on sale of discontinued operations	—	1,558,000	578,000

Total related party transactions	$9,083,000	$10,334,000	$10,455,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the years ended December 31, 2009, 2008 and 2007, we were charged approximately $69,000, $55,000 and $79,000, respectively for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet in NTS Center, at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot.  We received rental payments of approximately $306,000 from NTS Development Company during the year ended December 31, 2009, and $295,000 for each of the years ended December 31, 2008 and 2007.  The average per square foot rental rate for similar space in NTS Center as of December 31, 2009, 2008 and 2007 was $14.26, $14.88 and $13.80 per square foot, respectively.

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

Note 10 - Segment Reporting

Our reportable operating segments include - multifamily, commercial, retail and land real estate operations.  The following financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income (loss).

	Year Ended December 31, 2009
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$36,942,587	$5,203,489	$615,783	$(31,056)	$42,730,803
Tenant reimbursements	—	1,680,101	107,002	—	1,787,103

Total revenue	36,942,587	6,883,590	722,785	(31,056)	44,517,906

Operating expenses and operating expenses reimbursed to affiliate	12,726,468	2,706,067	139,560	—	15,572,095
Management fees	1,831,996	338,291	35,452	—	2,205,739
Property taxes and insurance	5,410,467	901,085	55,300	127,459	6,494,311
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	2,707,216	2,707,216
Depreciation and amortization	15,369,568	1,769,209	165,567	—	17,304,344

Total operating expenses	35,338,499	5,714,652	395,879	2,834,675	44,283,705

Operating income (loss)	1,604,088	1,168,938	326,906	(2,865,731)	234,201

Interest and other income	56,646	2,685	155	233,976	293,462
Interest expense	(9,550,430)	(1,811,342)	(350,321)	(4,479,792)	(16,191,885)
Loss on disposal of assets	(26,920)	(180,562)	—	—	(207,482)
Loss from investments in tenants in common	(2,137,128)	—	—	—	(2,137,128)

Loss from continuing operations	(10,053,744)	(820,281)	(23,260)	(7,111,547)	(18,008,832)
Discontinued operations, net	—	(194,215)	531,907	—	337,692

Consolidated net (loss) income	(10,053,744)	(1,014,496)	508,647	(7,111,547)	(17,671,140)
Net loss attributable to noncontrolling interests	(491,553)	—	—	—	(491,553)

Net (loss) income	$(9,562,191)	$(1,014,496)	$508,647	$(7,111,547)	$(17,179,587)

Land, buildings and amenities, net	$259,333,621	$27,964,381	$3,853,196	$—	$291,151,198

Expenditures for land, buildings and amenities	$33,267,126	$1,898,467	$28,293	$—	$35,193,886

Segment liabilities from continuing operations, net	$223,993,261	$3,205,572	$2,344,084	$25,236,036	$254,778,953
Segment liabilities from discontinued operations, net	—	7,028	65,293	—	72,321

Segment liabilities	$223,993,261	$3,212,600	$2,409,377	$25,236,036	$254,851,274

	Year Ended December 31, 2008
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$32,593,672	$6,129,240	$534,993	$—	$(116,690)	$39,141,215
Tenant reimbursements	—	1,680,796	94,396	—	—	1,775,192

Total revenue	32,593,672	7,810,036	629,389	—	(116,690)	40,916,407

Operating expenses and operating expenses reimbursed to affiliate	11,156,015	2,498,861	124,041	—	—	13,778,917
Management fees	1,632,708	368,665	31,904	—	—	2,033,277
Property taxes and insurance	4,598,307	851,370	54,721	—	124,940	5,629,338
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	2,878,772	2,878,772
Depreciation and amortization	12,808,225	1,712,083	175,773	—	—	14,696,081

Total operating expenses	30,195,255	5,430,979	386,439	—	3,003,712	39,016,385

Operating income (loss)	2,398,417	2,379,057	242,950	—	(3,120,402)	1,900,022

Interest and other income	32,329	74,497	—	—	298,847	405,673
Interest expense	(8,413,788)	(1,963,774)	(368,524)	—	(607,116)	(11,353,202)
Loss on disposal of assets	(28,008)	(140,411)	—	—	—	(168,419)
Loss from investments in tenants in common	(2,377,927)	—	—	—	—	(2,377,927)

(Loss) income from continuing operations	(8,388,977)	349,369	(125,574)	—	(3,428,671)	(11,593,853)
Discontinued operations, net	—	(73,416)	495,962	10,760	—	433,306
Gain on sale of discontinued operations	—	18,789,535	—	120,598	—	18,910,133

Net (loss) income	$(8,388,977)	$19,065,488	$370,388	$131,358	$(3,428,671)	$7,749,586

Land, buildings and amenities, net	$241,102,933	$27,991,478	$3,983,051	$—	$—	$273,077,462

Expenditures for land, buildings and amenities	$41,419,222	$2,883,206	$162,867	$—	$—	$44,465,295

Segment liabilities from continuing operations, net	$43,285,964	$3,548,145	$2,556,464	$—	$163,464,323	$212,854,896
Segment liabilities from discontinued operations, net	—	167,777	2,949	—	—	170,726

Segment liabilities	$43,285,964	$3,715,922	$2,559,413	$—	$163,464,323	$213,025,622

	Year Ended December 31, 2007
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$29,370,439	$5,456,552	$632,110	$—	$(343,384)	$35,115,717
Tenant reimbursements	—	1,630,697	78,013	—	—	1,708,710

Total revenue	29,370,439	7,087,249	710,123	—	(343,384)	36,824,427

Operating expenses and operating expenses reimbursed to affiliate	9,987,130	2,126,632	117,095	—	—	12,230,857
Management fees	1,462,841	355,285	34,176	—	—	1,852,302
Property taxes and insurance	3,748,883	801,657	55,255	—	135,009	4,740,804
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	—	3,143,436	3,143,436
Depreciation and amortization	11,437,573	1,612,420	164,130	—	—	13,214,123

Total operating expenses	26,636,427	4,895,994	370,656	—	3,278,445	35,181,522

Operating income (loss)	2,734,012	2,191,255	339,467	—	(3,621,829)	1,642,905

Interest and other income	39,681	4,261	7	—	16,877	60,826
Interest expense	(8,252,490)	(1,698,883)	(368,670)	—	(903,490)	(11,223,533)
Loss on disposal of assets	(9,959)	(56,093)	—	—	—	(66,052)
Loss from investments in tenants in common	(1,608,295)	—	—	—	—	(1,608,295)

(Loss) income from continuing operations	(7,097,051)	440,540	(29,196)	—	(4,508,442)	(11,194,149)
Discontinued operations, net	—	1,142,958	483,905	30,500	—	1,657,363
Gain on sale of discontinued operations	—	13,482,291	—	—	—	13,482,291

Net (loss) income	$(7,097,051)	$15,065,789	$454,709	$30,500	$(4,508,442)	$3,945,505

Land, buildings and amenities, net	$212,331,909	$26,850,530	$3,968,840	$—	$—	$243,151,279

Expenditures for land, buildings and amenities	$557,936	$1,048,788	$—	$—	$—	$1,606,724

Segment liabilities from continuing operations, net	$16,137,350	$4,168,412	$2,568,892	$—	$193,734,977	$216,609,631
Segment liabilities from discontinued operations, net	—	3,914,583	64,595	151	—	3,979,329

Segment liabilities	$16,137,350	$8,082,995	$2,633,487	$151	$193,734,977	$220,588,960

Note 11 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2009	March 31	June 30	September 30	December 31

Total revenues	$10,505,512	$10,739,361	$11,707,236	$11,565,797
Operating income (loss)	541,119	(431,298)	50,633	73,747
Discontinued operations, net	15,022	25,311	225,566	71,793
Loss from continuing operations allocated to limited partners	(2,491,857)	(3,549,252)	(3,368,673)	(7,468,445)
Discontinued operations, net allocated to limited partners	14,079	23,723	211,406	67,284
Loss from continuing operations per limited partnership unit	(0.23)	(0.33)	(0.32)	(0.70)
Discontinued operations, net per limited partnership unit	—	—	0.02	0.01

	For the Quarters Ended
2008	March 31	June 30	September 30	December 31

Total revenues	$9,704,630	$9,572,652	$10,947,520	$10,691,605
Operating income (loss)	1,383,232	(349,123)	203,612	662,301
Discontinued operations, net	603,899	(213,851)	21,081	22,177
Loss from continuing operations allocated to limited partners	(2,033,258)	(2,932,502)	(3,142,842)	(2,757,382)
Discontinued operations, net allocated to limited partners	565,986	(200,427)	19,757	20,786
Gain on sale of discontinued operations allocated to limited partners	—	17,722,944	—	—
Loss from continuing operations per limited partnership unit	(0.19)	(0.28)	(0.29)	(0.26)
Discontinued operations, net per limited partnership unit	0.05	(0.01)	—	—
Gain on sale of discontinued operations per limited partnership unit	—	1.66	—	—

Note 12 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2009, 2008 and 2007, we made the following property acquisitions either wholly or through investments in joint ventures primarily to invest in additional multifamily properties:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Shelby Farms Apartments (1)	Memphis, TN	450	100%	June, 2008	$41,000,000

Consolidated Joint Venture Properties- Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Golf Brook Apartments (2)	Orlando, FL	195	51%	June, 2009	$19,500,000
Sabal Park Apartments (3)	Orlando, FL	162	51%	June, 2009	$13,000,000

Unconsolidated Joint Venture Properties- Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
The Overlook at St. Thomas Apartments (4)	Louisville, KY	484	60%	March, 2007	$46,000,000
Creek’s Edge at Stony Point Apartments (5)	Richmond, VA	202	51%	August, 2007	$32,300,000

(1)          Financed by a $26.3 million mortgage payable to a bank.

(2)          Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2009, was 51%.

(3)          Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2009, was 51%.

(4)          Property owned as a tenant in common with an unaffiliated third party.  Financed by a $36.0 million mortgage payable to a bank.  We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common of this property.

(5)          Property owned as a tenant in common with an unaffiliated third party.  Financed by a $22.8 million mortgage payable to an insurance company.  We are jointly and severally liable for this mortgage.  We own a 51% interest as a tenant in common of this property.

The following table summarizes the consideration paid for Sabal Park Apartments and Golf Brook Apartments, and the fair value of the assets acquired and liabilities assumed at the acquisition date.

	Golf Brook	Sabal Park
Consideration
Cash	$19,330,517	$12,873,833
Assets acquired
Land, buildings and amenities	$19,315,565	$12,859,894
Identified intangible asset	184,435	140,106
Liabilities assumed
Accounts payable and accrued expenses; Other liabilities	(169,483)	(126,167)
Total identifiable net assets	$19,330,517	$12,873,833

Our properties owned through joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, are Golf Brook Apartments and Sabal Park Apartments in Orlando, Florida.  At December 31, 2009, we owned 51% of each joint venture.  During 2009, revenues for Golf Brook Apartments and Sabal Park Apartments were approximately $2.7 million and net losses were approximately $0.7 million since our acquisition.  These amounts, since our acquisition, were included in our consolidated revenues and net loss for the year ended December 31, 2009.  An executive officer of NTS Realty’s managing general partner has a familial relationship with a member of the joint venture partner.

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2009 acquisitions at the beginning of each period presented.

	(Unaudited)
	Years Ended December 31,
	2009	2008
Total revenues	$46,089,140	$45,201,051
Total operating expenses	46,090,015	43,591,368
Operating (loss) income	(875)	1,609,683

Interest and other income	293,462	405,673
Interest expense	(16,594,217)	(12,252,826)
Loss of disposal of assets	(207,482)	(168,419)
Loss from investment in tenants in common	(2,137,128)	(2,377,927)

Loss from continuing operations	(18,646,240)	(12,783,816)
Discontinued operations, net	337,692	433,306
Gain on sale of discontinued operations	—	18,910,133

Consolidated net (loss) income	(18,308,548)	6,559,623
Net loss attributable to noncontrolling interests	(803,883)	(583,082)

Net (loss) income	$(17,504,665)	$7,142,705

Net (loss) income allocated to limited partners	$(16,405,712)	$6,694,281

Loss from continuing operations per limited partnership unit	$(1.64)	$(1.12)
Discontinued operations, net per limited partnership unit	0.03	0.04
Gain on sale of discontinued operations per limited partnership unit	—	1.66
Net loss attributable to noncontrolling interest per limited partnership unit	(0.07)	(0.05)

Net (loss) income per limited partnership unit	$(1.54)	$0.63

Weighted average number of limited partnership interests	10,666,269	10,666,269

Dispositions

During the years ended December 31, 2009, 2008 and 2007 we made the following property dispositions:

Wholly-Owned Properties-Commercial	Square Feet	Our Ownership	Date of Sale
Atrium Center (3)	104,286	100%	May, 2008
Blankenbaker Business Center I (3)	160,689	100%	May, 2008
Blankenbaker Business Center II (3)	77,408	100%	May, 2008
Anthem Office Center (3)	85,305	100%	May, 2008
Plainview Center (3)	98,000	100%	May, 2008
Plainview Point Office Center Phase I and II (3)	57,301	100%	May, 2008
Plainview Point Office Center Phase III (3)	61,680	100%	May, 2008
ITT Parking Lot (3)	NA	100%	May, 2008
Springs Medical Office Center (1)	100,565	100%	February, 2007
Springs Office Center (2)	125,964	100%	February, 2007

(1)          Gain of approximately $8.9 million.

(2)          Gain of approximately $4.6 million.

(3)          Gain of approximately $18.9 million.

On June 23, 2009, we announced that we entered into an agreement to sell our Outlet Mall retail property to an unaffiliated third party.  The property was sold on March 12, 2010 for approximately $4.0 million in proceeds.  Pursuant to our management agreement, we paid a disposition fee of approximately $0.2 million, or 4% of the gross sales price, to NTS Development Company.  We intend to use the proceeds from the sale to repay outstanding debt, for working capital requirements and/or to purchase properties in a manner that would qualify as a Section 1031 Exchange under the Internal Revenue Code.

On February 23, 2010, we entered into an agreement to sell our Sears Office Building to an unaffiliated third party for approximately $3.8 million.  The proposed purchaser is expected to close by April 30, 2010, with an option to extend to July 31, 2010.  We have offered seller financing to the purchaser, including additional proceeds to improve the building, totaling $4.7 million.

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

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008
Springs Medical Office Center	Louisville, KY	Sold 2007
Springs Office Center	Louisville, KY	Sold 2007
Outlet Mall	Louisville, KY	Held for Sale
Sears Office Building	Louisville, KY	Held for Sale

These assets and liabilities held for sale have been separately identified on our balance sheets at December 31, 2009 and 2008.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
REVENUE:
Rental income	$731,777	$3,013,773	$7,963,071
Tenant reimbursements	24,393	189,462	320,361

Total revenue	756,170	3,203,235	8,283,432

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	156,668	951,621	2,561,800
Management fees	39,638	146,265	420,337
Property taxes and insurance	54,034	264,675	678,210
Depreciation and amortization	221,164	285,064	774,017

Total operating expenses	471,504	1,647,625	4,434,364

DISCONTINUED OPERATING INCOME	284,666	1,555,610	3,849,068

Interest and other income	134,877	8,806	50,255
Interest expense	(81,851)	(1,131,110)	(2,196,283)
Loss on disposal of assets	—	—	(45,677)

DISCONTINUED OPERATIONS, NET	$337,692	$433,306	$1,657,363

The components of long-lived assets held for sale at December 31, 2009, consisted primarily of land, buildings and amenities and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2009, consisted primarily of accounts payable and accrued expenses, accounts payable and accrued expenses due to affiliate and other liabilities on the properties being sold.

The components of long-lived assets held for sale at December 31, 2008, consisted primarily of cash and equivalents-restricted, accounts receivable, land, buildings and amenities and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2008, consisted primarily of accounts payable and accrued expenses, accounts payable and accrued expenses due to affiliate and other liabilities on the properties being sold.

The components of long-lived assets held for sale at December 31, 2007, consisted primarily of cash and equivalents-restricted, accounts receivable, land, buildings and amenities, prepaid leasing commissions and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2007, consisted primarily of accounts payable and accrued expenses, accounts payables and accrued expenses due to affiliate, security deposit liabilities, other liabilities and any stand-alone mortgage on the properties being sold.

Note 13 — Deferred Compensation Plans

Officer Plan

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

Participants may elect to defer the receipt of the annual equity bonus under this plan or receive the bonus in the year that it is earned.  Participants may elect to defer receipt until their death, disability, separation of service, or a date specified by the Participant.

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

During the years ended December 31, 2009, 2008 and 2007, each Participant elected to defer receipt of the annual equity bonus.  Therefore, each Participant’s account was credited with 1,004; 841 and 350 phantom units, respectively, as approved by the Board of Directors.  As of December 31, 2009 and 2008, liabilities of approximately $100,000 and $53,800, the fair market value of 22,365 and 15,337 of our units, respectively, was included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Director Plan

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

Participants may elect to defer under the Director Plan some or all of their annual retainer.  Participants may elect to defer receipt until their death, disability, separation of service, or a date specified by the Participant.

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

During the year ended December 31, 2009, 2008 and 2007, each Participant elected to defer receipt of some or all, of his annual retainer.  Therefore, each Participant’s account was credited with 4,344; 3,528 and 2,390 phantom units, respectively.  As of December 31, 2009 and 2008, liabilities of approximately $137,600 and $62,300, the fair market value of 30,786 and 17,754 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2009, 2008 and 2007 under the Officer and Director Plans totaled approximately $121,500, $32,600 and $31,400, respectively.

ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2009, the Audit Committee of the Board of Directors of NTS Realty Capital terminated the engagement of Ernst & Young LLP (“E&Y”) as NTS Realty’s independent certifying accountant. E&Y’s report on NTS Realty’s consolidated financial statements for the two years ended December 31, 2008 and 2007, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2008 and 2007, as well as the interim period preceding the dismissal, there were no disagreements or “reportable events” of the kind described in Item 304(a)(1)(v) of Regulation S-K between NTS Realty and E&Y on any matters of accounting principles of practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. However, NTS Realty did have a material weakness in internal accounting controls as disclosed in its 2008 Form 10-K.

NTS Realty provided E&Y with a copy of the foregoing disclosures prior to July 24, 2009, the date of the 8-K filing of this matter and requested that E&Y furnish NTS Realty with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether it agrees with the above statements. A copy of E&Y’s letter to the SEC, dated July 29, 2009, was filed as Exhibit 16 to the 8-K filing dated July 24, 2009.

On July 24, 2009, the Audit Committee also approved the engagement of BKD, LLP as NTS Realty’s new independent certifying accountant. During the two most recent years and the subsequent interim period to the date of engagement, NTS Realty did not consult with BKD, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures-As of December 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting-Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting-There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T) - CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2010.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from BKD, LLP dated March 19, 2010, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	63
Schedule II - Valuation and Qualifying Accounts	64
Schedule III - Real Estate and Accumulated Depreciation	65 - 66

All other schedules have been omitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

Exhibit No.
10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

21.01	Subsidiaries of NTS Realty Holdings Limited Partnership	(16)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(16)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(16)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

Board of Directors

NTS Realty Holdings Limited Partnership:

In connection with our audit of the consolidated financial statements of NTS Realty Holdings Limited Partnership (the “Partnership”) for the year ended December 31, 2009, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audit of the basic financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Louisville, Kentucky
March 29, 2010

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2009	$90,932	$554,219	$—	$441,792	$203,359
2008	133,563	335,892	—	378,523	90,932
2007	346,525	234,553	—	447,515	133,563

(1)          Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2009

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period			Accumulated
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Depreciation (2)	Year Constructed
Commercial
Clarke American Checks (4)	$2,002,165	$521,736	$2,165,877	$—	$—	$521,736	$2,165,877	$2,687,613	$789,093	2000
Lakeshore Business Center Phase I (5)	—	2,128,882	3,661,323	—	2,398,950	2,128,882	6,060,273	8,189,155	1,562,844	1986
Lakeshore Business Center Phase II (5)	—	3,171,812	3,772,955	6,822	1,138,209	3,178,634	4,911,164	8,089,798	1,286,650	1989
Lakeshore Business Center Phase III (5)	—	1,264,136	3,252,297	10,145	168,589	1,274,281	3,420,886	4,695,167	949,916	2000
NTS Center	—	1,074,010	2,977,364	11,743	1,565,781	1,085,753	4,543,145	5,628,898	1,057,751	1977
Peachtree Corporate Center	—	1,417,444	3,459,185	—	1,066,549	1,417,444	4,525,734	5,943,178	1,623,174	1979
Sears Office Building (3)	—	925,539	1,390,215	—	501,055	925,539	1,891,270	2,816,809	569,228	1987
Multifamily
Castle Creek Apartments (6)	13,895,000	3,262,814	23,538,500	34,361	62,533	3,297,175	23,601,033	26,898,208	5,528,662	1999
Golf Brook Apartments (6)	14,625,000	5,256,894	14,058,671	—	774,805	5,256,894	14,833,476	20,090,370	661,571	1987
Lake Clearwater Apartments (6)	11,390,000	2,778,541	20,064,789	4,343	50,470	2,782,884	20,115,259	22,898,143	4,631,440	1999
Park Place Apartments (6)	30,625,000	5,181,523	21,082,463	90,012	534,500	5,271,535	21,616,963	26,888,498	4,579,925	1987
Sabal Park Apartments (6)	9,600,000	3,974,383	8,885,511	—	57,670	3,974,383	8,943,181	12,917,564	435,661	1986
Shelby Farms Apartments (7)	26,328,500	5,625,335	34,989,698	—	28,329	5,625,335	35,018,027	40,643,362	3,691,651	1997
The Grove at Richland Apartments (6)	27,000,000	11,372,241	34,321,460	5,858	126,579	11,378,099	34,448,039	45,826,138	8,547,499	1998
The Grove at Swift Creek Apartments (6)	16,845,000	5,524,124	21,626,475	—	102,193	5,524,124	21,728,668	27,252,792	6,304,025	2000
The Grove at Whitworth Apartments (6)	27,675,000	11,973,900	32,220,180	—	358,122	11,973,900	32,578,302	44,552,202	8,362,290	1994
The Lakes Apartments (6)	11,381,809	2,636,790	13,187,093	51,948	175,266	2,688,738	13,362,359	16,051,097	4,190,082	1992
The Willows of Plainview Apartments (6)	17,920,000	3,015,448	10,947,277	49,640	878,690	3,065,088	11,825,967	14,891,055	2,184,647	1985
Willow Lake Apartments (6)	10,945,000	2,555,062	8,368,028	45,283	458,130	2,600,345	8,826,158	11,426,503	1,884,859	1985
Retail
Bed, Bath & Beyond (8)	2,289,831	734,860	2,290,252	—	—	734,860	2,290,252	3,025,112	476,755	1999
Outlet Mall (3)	—	1,008,618	2,763,070	(115,064)	110,823	893,554	2,873,893	3,767,447	466,580	1983
Springs Station	—	427,465	978,891	—	192,457	427,465	1,171,348	1,598,813	293,973	2001
Non-Segment
NTS Realty Holdings Limited Partnership (5)	23,566,000	—	—	—	—	—	—	—	—	N/A
	$246,088,305	$75,831,557	$270,001,574	$195,091	$10,749,700	$76,026,648	$280,751,274	$356,777,922	$60,078,276

(1)          Aggregate cost of real estate for tax purposes is approximately $252.8 million.

(2)          Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)          These properties are included in assets held for sale of the consolidated balance sheets and discontinued operations on the consolidated statements of operations.

(4)          Mortgage held by an insurance company secured by certain land and a building.

(5)          Mortgage held by a bank secured by Lakeshore Business Center Phases I, II and III.

(6)          Mortgage held by Federal Home Loan Mortgage Corporation secured by certain land, buildings and amenities.

(7)          Mortgage held by a bank secured by certain land, buildings and amenities.

(8)          Mortgage held by GE Commercial Finance Business Property secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Real Estate	Accumulated Depreciation

Balances on January 1, 2007	$320,652,311	$19,961,131

Additions during period:
Acquisitions	—	—
Improvements	5,815,103	—
Depreciation (1)	—	13,727,008

Deductions during period:
Retirements	(13,988,461)	(1,254,263)

Balances on December 31, 2007	312,478,953	32,433,876

Additions during period:
Acquisitions	40,615,032	—
Improvements	4,055,553	—
Depreciation (1)	—	14,641,880

Deductions during period:
Retirements	(34,999,805)	(3,773,096)

Balances on December 31, 2008	322,149,733	43,302,660

Additions during period:
Acquisitions	32,175,459	—
Improvements	3,018,427	—
Depreciation (1)	—	17,121,099

Deductions during period:
Retirements	(565,697)	(345,483)

Balances on December 31, 2009	$356,777,922	$60,078,276

(1)          The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the consolidated statements of cash flows due to the amortization of loan costs and capitalized leasing costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	March 29, 2010

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 29, 2010

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President, Chief Executive Officer and Director
	Date:	March 29, 2010

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 29, 2010

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 29, 2010

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 29, 2010