Form 10-Q
period 2010-03-31
NTS REALTY HOLDINGS LP
filed 2010-05-07
CIK 1278384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2010, there were 11,380,760 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our managing general partner’s best judgment based on known factors, but involve risks and uncertainties.  Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our most recent annual report on Form 10-K, which was filed on March 29, 2010.  Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS:
Cash and equivalents	$2,484,627	$11,233,735
Cash and equivalents - restricted	6,619,311	2,227,744
Accounts receivable, net of allowance for doubtful accounts of $286,738 at March 31, 2010 and $203,359 at December 31, 2009, respectively	1,579,881	1,646,142
Notes receivable	1,000,000	1,000,000
Land, buildings and amenities, net	287,660,866	291,151,198
Long-lived assets held for sale	2,254,009	5,549,932
Investments in and advances to tenants in common	3,736,147	4,174,947
Other assets	4,236,269	4,598,167

Total assets	$309,571,110	$321,581,865

LIABILITIES:
Mortgages and notes payable	$237,293,480	$246,088,305
Accounts payable and accrued expenses	2,434,777	2,875,643
Accounts payable and accrued expenses due to affiliate	724,349	634,930
Distributions payable	569,038	569,038
Security deposits	861,604	856,384
Long-lived liabilities held for sale	35,431	72,321
Other liabilities	4,219,590	3,754,653

Total liabilities	246,138,269	254,851,274

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY:
Partners’ equity	58,496,356	61,633,718
Noncontrolling interests	4,936,485	5,096,873

Total equity	63,432,841	66,730,591

Total liabilities and equity	$309,571,110	$321,581,865

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of March 31, 2010

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	—	—	2,102,522	31,387,471	(491,553)	32,998,440
Consolidated net loss current year	—	—	(161,241)	(2,407,083)	(307,388)	(2,875,712)
Cash distributions declared to date	—	—	(1,400,403)	(20,906,735)	—	(22,307,138)
Current year contributions from noncontrolling interests	—	—	—	—	147,000	147,000
Retirement of limited partnership interests to date	—	(848)	—	—	—	—

Balances on March 31, 2010	714,491	10,666,269	$3,672,259	$54,824,097	$4,936,485	$63,432,841

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
REVENUE:
Rental income	$11,187,801	$10,049,684
Tenant reimbursements	444,839	455,828

Total revenue	11,632,640	10,505,512

EXPENSES:
Operating expenses	2,875,379	2,103,101
Operating expenses reimbursed to affiliate	1,304,145	1,144,514
Management fees	568,758	518,354
Property taxes and insurance	1,480,184	1,461,633
Professional and administrative expenses	260,707	287,992
Professional and administrative expenses reimbursed to affiliate	419,790	392,981
Depreciation and amortization	4,541,741	4,055,816

Total operating expenses	11,450,704	9,964,391

OPERATING INCOME	181,936	541,121

Interest and other income	26,327	63,987
Interest expense	(3,250,890)	(2,731,916)
Loss on disposal of assets	(3,772)	(11,755)
Loss from investments in tenants in common	(438,800)	(520,214)

LOSS FROM CONTINUING OPERATIONS	(3,485,199)	(2,658,777)
Discontinued operations, net	74,604	15,022
Gain on sale of discontinued operations	534,883	—

CONSOLIDATED NET LOSS	(2,875,712)	(2,643,755)
Net loss attributable to noncontrolling interests	(307,388)	—

NET LOSS	$(2,568,324)	$(2,643,755)

Loss from continuing operations allocated to limited partners	$(3,266,396)	$(2,491,857)
Discontinued operations, net allocated to limited partners	69,920	14,079
Gain on sale of discontinued operations allocated to limited partners	501,303	—
Net loss attributable to noncontrolling interests allocated to limited partners	(288,090)	—

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,407,083)	$(2,477,778)

Loss from continuing operations per limited partnership unit	$(0.31)	$(0.23)
Discontinued operations, net per limited partnership unit	—	—
Gain on sale of discontinued operations per limited partnership unit	0.05	—
Net loss attributable to noncontrolling interests per limited partnership unit	(0.03)	—

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.23)	$(0.23)

Weighted average number of limited partnership interests	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	(Unaudited)
	2010	2009

OPERATING ACTIVITIES:
Consolidated net loss	$(2,875,712)	$(2,643,755)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(534,883)	—
Loss on disposal of assets	3,772	11,755
Depreciation and amortization	4,740,332	4,292,598
Loss from investments in tenants in common	438,800	520,214
Changes in assets and liabilities:
Cash and equivalents — restricted	(4,391,567)	(172,854)
Accounts receivable	66,261	72,583
Other assets	119,541	(692)
Accounts payable and accrued expenses	(428,273)	(657,342)
Accounts payable and accrued expenses due to affiliate	92,248	49,173
Security deposits	5,220	(9,636)
Other liabilities	412,625	(275,356)

Net cash (used in) provided by operating activities	(2,351,636)	1,186,688

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(969,352)	(301,945)
Proceeds from sale of discontinued operations	3,835,750	—

Net cash provided by (used in) investing activities	2,866,398	(301,945)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	147,000	—
Revolving note payable, net	—	804,403
Principal payments on mortgages payable	(594,825)	(832,268)
Additional payments on revolving note payable	(8,200,000)	—
Additions to loan costs	(47,007)	—
Cash distributions	(569,038)	(569,038)

Net cash used in financing activities	(9,263,870)	(596,903)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(8,749,108)	287,840

CASH AND EQUIVALENTS, beginning of period	11,233,735	—

CASH AND EQUIVALENTS, end of period	$2,484,627	$287,840

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2009 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited consolidated financial statements of NTS Realty for that period.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2010, we owned wholly, as a tenant in common with an unaffiliated third party, or through joint venture investments with an unaffiliated third party, 23 properties, comprised of 7 office and business centers, 14 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (2), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 671,000 square feet.  Our multifamily properties contain 4,029 units.  Our retail properties contain approximately 47,000 square feet.

We pay distributions if and when authorized by our managing general partner.  We are required to pay distributions on a quarterly basis, no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year will be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year will be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 16, 2010.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  We consolidate a variable interest entity, or VIE, when we are determined to be the primary beneficiary based on the qualitative factors affecting:

•                  Our power to direct the activities of a variable interest entity that most significantly affect the variable interest entity’s economic performance; and

•                  Our obligation to absorb losses of the variable interest entity that could potentially be significant to the variable interest entity or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Auditing Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for variable interest entities (VIE’s) focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2010 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the three months ended March 31, 2010, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

Fair Value of Financial Instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures requires companies to determine fair value based on the price that would be received to sell the asset or paid to transfer the liability to a market participant.  FASB ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity specific measurement.

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

We did not have any financial assets or liabilities that are required to be recorded at fair value as of March 31, 2010 or December 31, 2009.

Financial Instruments

The book values of cash and equivalents, trade receivables and trade payables are considered to be representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

FASB ASC Topic 825 Financial Instruments requires disclosures about fair value of financial instruments in both interim and annual financial statements.

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of March 31, 2010 and December 31, 2009, due to the short-term nature of such accounts.

Notes receivable — As of March 31, 2010 and December 31, 2009, we determined the estimated fair values of our notes receivable were approximately $0.9 million and $0.9 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and notes payable — As of March 31, 2010 and December 31, 2009, we determined the estimated fair values of our mortgages and notes payable, including those relating to discontinued operations, were approximately $237.3 million and $246.0 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Subtopic 820-10 Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s financial position or results of operations.

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

Certain reclassifications have been made to the prior period financial statements to conform with March 31, 2010 classifications.  Our Outlet Mall retail property and Sears Office Building were reclassified during 2009 from continuing operations to discontinued operations and are classified as held for sale on our balance sheets.  These reclassifications did not have a material impact on the related financial statement line items on our consolidated balance sheets or statement of operations and no effect on previously reported operating results or partners’ equity.

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

We expense acquisition costs as incurred.  During the three months ended March 31, 2010, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2010, we made the following property dispositions:

Wholly-Owned Properties-Retail	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010

(1)          Gain of approximately $0.5 million.

Discontinued Operations and Long-Lived Assets and Liabilities Held for Sale

On February 23, 2010, we entered into an agreement to sell our Sears Office Building to an unaffiliated third party for approximately $3.8 million.  We have offered seller financing to the purchaser, including additional proceeds to improve the building, totaling $4.7 million.  On April 6, 2010, the purchaser notified us of their intention to extend the closing date to June 30, 2010.  We received an additional extension deposit of $250,000.  This additional deposit is being held by a third party intermediary.

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

At March 31, 2010, we held approximately $4.0 million of proceeds from the sale of our Outlet Mall retail property with a third party intermediary to be invested in replacement “like-kind” property.  Our ability to successfully invest the proceeds in accordance with Section 1031 of the Internal Revenue Code and qualifying the proceeds for deferral of gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.  We are required to complete the purchase of replacement property by September 8, 2010 to qualify the Outlet Mall proceeds for deferral of gain recognition.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	Asset Held for Sale

These assets and liabilities held for sale have been separately identified on our balance sheets at March 31, 2010 and December 31, 2009.

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three months ended March 31, 2010 and 2009.

	(Unaudited)
	Three Months Ended
	March 31, 2010	March 31, 2009
REVENUE:
Rental income	$145,568	$182,944

Total revenue	145,568	182,944

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	50,117	47,012
Management fees	4,229	12,196
Property taxes and insurance	16,481	18,599
Depreciation and amortization	—	68,676

Total operating expenses	70,827	146,483

DISCONTINUED OPERATING INCOME	74,741	36,461

Interest expense	(137)	(21,439)

DISCONTINUED OPERATIONS, NET	$74,604	$15,022

Note 4 — Concentration of Credit Risk

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended March 31, 2010 and 2009 was approximately $4.4 million and $3.9 million, respectively.

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three months ended March 31, 2010 and 2009 did not result in an impairment loss.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2010	December 31, 2009
Summarized Balance Sheets
Land, buildings and amenities	$65,265,518	$66,186,166
Other, net	1,756,125	1,497,712
Total assets	$67,021,643	$67,683,878

Mortgages payable and other liabilities	$58,301,696	$58,170,033
Equity	8,719,947	9,513,845
Total liabilities and equity	$67,021,643	$67,683,878

	(Unaudited)
	Three Months Ended
	March 31, 2010	March 31, 2009
Summarized Statements of Operations
Revenue	$2,154,414	$2,012,948

Operating expenses	396,174	379,970
Operating expenses reimbursed to affiliate	237,826	246,507
Management fees	75,497	70,865
Property taxes and insurance	220,973	234,451
Depreciation and amortization	1,172,815	1,167,478

Total operating expenses	2,103,285	2,099,271

Operating income (loss)	51,129	(86,323)

Net loss	$(793,898)	$(934,271)

Note 9 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.73%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,928,724 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	$15,273,000	$23,566,000

Mortgage payable to GE Commercial Finance Business Property in monthly installments of principal and interest, bearing fixed interest at 9.00%, maturing August 1, 2010, secured by certain land, buildings and amenities, with a carrying value of $2,524,518	2,257,436	2,289,831

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,859,066	1,957,552	2,002,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $11,633,444	11,329,704	11,381,809

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $36,427,231	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.56%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $19,317,120	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.73%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $12,573,473	9,600,000	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,999,254	13,861,865	13,895,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $36,823,479	26,935,614	27,000,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,663,633	16,804,830	16,845,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $35,650,480	27,609,004	27,675,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $17,956,938	11,362,839	11,390,000

	(Unaudited)
	March 31, 2010	December 31, 2009
Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $22,132,551	30,551,969	30,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,465,913	10,918,900	10,945,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,674,356	17,877,267	17,920,000

Total mortgages and notes payable	$237,293,480	$246,088,305

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendment converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  On February 12, 2010, we made a principal payment of $8.2 million, from our proceeds from refinancing on December 17, 2009, on our new $8.2 million revolving note payable to a bank.  The revolver proceeds may be used to fund capital improvements and were used to payoff our mortgage payable to GE Commercial Finance Business Property on April 30, 2010.  Both the $15.3 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

In addition to the $8.2 million revolving note payable previously discussed, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2010.  As of March 31, 2010 and December 31, 2009, we did not have an outstanding balance on the $10.0 million revolving note payable and as of March 31, 2010 we did not have an outstanding balance on the $8.2 million revolving note payable.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2010 was approximately $237.3 million.

Interest paid for the three months ended March 31, 2010 and 2009 was approximately $2.4 million and $2.9 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2010.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our tenant in common properties consist of the following:

	(Unaudited)
	March 31, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $37,954,454 (1)	$34,656,657	$34,787,919

Mortgage payable to a bank in monthly installments, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $27,311,064 (2)	$22,658,554	$22,727,309

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Note 10 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our collective management agreements.

Note 11 — Related Party Transactions

Pursuant to our collective management agreements, NTS Development Company receives fees for a variety of services performed for our benefit.  NTS Development Company also receives fees under separate management agreements for each of our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party, each of our consolidated joint venture properties and each of our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation, or FHLMC.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  Also pursuant to the agreement, NTS Development Company receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development Company in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under their respective management agreements.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development Company is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following approximate amounts pursuant to our management agreements with NTS Development Company for the three months ended March 31, 2010 and 2009.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate, and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Property management fees	$573,000	$531,000

Operating expenses reimbursement - property	916,000	776,000
Operating expenses reimbursement - multifamily leasing	162,000	130,000
Operating expenses reimbursement - administrative	238,000	254,000
Operating expenses reimbursement - other	13,000	12,000

Total operating expenses reimbursed to affiliate	1,329,000	1,172,000

Professional and administrative expenses reimbursed to affiliate	420,000	393,000

Construction supervision and leasing fees	77,000	12,000

Disposition fees included in gain on sale of discontinued operations	160,000	—

Total related party transactions	$2,559,000	$2,108,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended March 31, 2010 and 2009, we were charged approximately $14,000 and $16,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $77,000 and $75,000 from NTS Development Company for the three months ended March 31, 2010 and 2009, respectively.  The average per square foot rental rate for office space in NTS Center as of March 31, 2010 was $14.33 per square foot.

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

Litigation

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of business.  There are no pending material legal proceedings to which we are subject.

Note 13 — Segment Reporting

Our reportable operating segments include — retail, commercial and multifamily real estate operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income (loss).

	(Unaudited)
	Three Months Ended March 31, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$157,346	$1,423,470	$9,615,888	$(8,903)	$11,187,801
Tenant reimbursements	40,244	404,595	—	—	444,839

Total revenue	197,590	1,828,065	9,615,888	(8,903)	11,632,640

Operating expenses and operating expenses reimbursed to affiliate	38,370	726,944	3,414,210	—	4,179,524
Management fees	8,592	76,056	484,110	—	568,758
Property taxes and insurance	12,883	264,566	1,170,895	31,840	1,480,184
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	680,497	680,497
Depreciation and amortization	41,438	467,046	4,033,257	—	4,541,741

Total operating expenses	101,283	1,534,612	9,102,472	712,337	11,450,704

Operating income (loss)	96,307	293,453	513,416	(721,240)	181,936

Interest and other income	—	396	8,808	17,123	26,327
Interest expense	(52,091)	(173,638)	(2,936,323)	(88,838)	(3,250,890)
(Loss) gain on disposal of assets	—	(4,211)	439	—	(3,772)
Loss from investments in tenants in common	—	—	(438,800)	—	(438,800)

Income (loss) from continuing operations	44,216	116,000	(2,852,460)	(792,955)	(3,485,199)
Discontinued operations, net	119,889	(45,285)	—	—	74,604
Gain on sale of discontinued operations	534,883	—	—	—	534,883

Consolidated net income (loss)	698,988	70,715	(2,852,460)	(792,955)	(2,875,712)

Net loss attributable to noncontrolling interests	—	—	(307,388)	—	(307,388)

Net income (loss)	$698,988	$70,715	$(2,545,072)	$(792,955)	$(2,568,324)

Land, buildings and amenities, net	$3,812,461	$27,530,533	$256,317,872	$—	$287,660,866

	(Unaudited)
	Three Months Ended March 31, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$149,881	$1,318,996	$8,590,034	$(9,227)	$10,049,684
Tenant reimbursements	30,257	425,571	—	—	455,828

Total revenue	180,138	1,744,567	8,590,034	(9,227)	10,505,512

Operating expenses and operating expenses reimbursed to affiliate	33,576	628,806	2,585,233	—	3,247,615
Management fees	9,930	79,366	429,058	—	518,354
Property taxes and insurance	14,316	216,016	1,199,361	31,940	1,461,633
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	680,973	680,973
Depreciation and amortization	44,482	445,282	3,566,052	—	4,055,816

Total operating expenses	102,304	1,369,470	7,779,704	712,913	9,964,391

Operating income (loss)	77,834	375,097	810,330	(722,140)	541,121

Interest and other income	—	413	6,986	56,588	63,987
Interest expense	(90,253)	(464,359)	(2,228,128)	50,824	(2,731,916)
Loss on disposal of assets	—	(10,558)	(1,197)	—	(11,755)
Loss from investments in tenants in common	—	—	(520,214)	—	(520,214)

Loss from continuing operations	(12,419)	(99,407)	(1,932,223)	(614,728)	(2,658,777)
Discontinued operations, net	115,501	(100,479)	—	—	15,022

Net income (loss)	$103,082	$(199,886)	$(1,932,223)	$(614,728)	$(2,643,755)

Land, buildings and amenities, net	$3,943,962	$27,737,175	$237,738,946	$—	$269,420,083

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical Accounting Policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 29, 2010, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2010.

Results of Operations

As of March 31, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 7 office and business centers, 14 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended March 31, 2010 and 2009 were approximately $2.6 million and $2.6 million, respectively.  Net loss for the three months ended March 31, 2010 as compared to March 31, 2009 was driven by a decrease in operating income of approximately $0.4 million primarily related to the acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions” and a $0.5 million increase in interest expense.  The decrease was offset by a $0.5 million increase in our gain on sale of discontinued operations and a $0.3 million increase in net loss attributable to noncontrolling interests as the result of the 2009 acquisitions.  There were no other material offsetting changes in net loss for the three months ended March 31, 2010 and 2009.

The following tables include certain selected summarized operating data for the three months ended March 31, 2010 and 2009.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$197,590	$1,828,065	$9,615,888	$(8,903)	$11,632,640
Operating expenses and operating expenses reimbursed to affiliate	38,370	726,944	3,414,210	—	4,179,524
Depreciation and amortization	41,438	467,046	4,033,257	—	4,541,741
Total interest expense	(52,091)	(173,638)	(2,936,323)	(88,838)	(3,250,890)
Net income (loss)	698,988	70,715	(2,545,072)	(792,955)	(2,568,324)

	(Unaudited)
	Three Months Ended March 31, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$180,138	$1,744,567	$8,590,034	$(9,227)	$10,505,512
Operating expenses and operating expenses reimbursed to affiliate	33,576	628,806	2,585,233	—	3,247,615
Depreciation and amortization	44,482	445,282	3,566,052	—	4,055,816
Total interest expense	(90,253)	(464,359)	(2,228,128)	50,824	(2,731,916)
Net income (loss)	103,082	(199,886)	(1,932,223)	(614,728)	(2,643,755)

Occupancy levels at our continuing properties by segment as of March 31, 2010 and 2009 were as follows:

	2010	2009
Multifamily	94%	92%
Commercial	78%	74%
Retail	100%	98%

The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Multifamily	94%	92%
Commercial	77%	75%
Retail	100%	98%

We believe the changes in average and period end occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.  NTS Center was 58% occupied as of March 31, 2010.  There may be an extended time period required to increase NTS Center’s occupancy.

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three months ended March 31, 2010 and 2009.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $11.6 million and $10.5 million, respectively.  The increase of $1.1 million, or 10%, was primarily the result of a $1.2 million increase in rental income from our 2009 acquisitions and a $0.1 million increase in rental income across the commercial segment primarily related to an increase in occupancy at Lakeshore Business Center Phase II.  The increase was partially offset by a $0.2 million decrease in rental income across the remaining multifamily properties primarily related to an increase in rental concessions at our properties located in Tennessee.  There were no other material offsetting changes in rental income and tenant reimbursements for the three months ended March 31, 2010 and 2009.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $2.9 million and $2.1 million, respectively.  The increase of $0.8 million, or 38%, was primarily due to a $0.6 million increase in operating expenses from our 2009 acquisitions, a $0.1 million increase in repairs and maintenance at The Willows of Plainview Apartments and a $0.1 million increase in operating expenses across the commercial segment primarily related to repairs and maintenance.  There were no other material offsetting changes in operating expenses for the three months ended March 31, 2010 and 2009.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $1.3 million and $1.1 million, respectively.  The increase of $0.2 million, or 18%, was primarily due to a $0.2 million increase in operating expenses reimbursed to affiliate from our 2009 acquisitions.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three months ended March 31, 2010 and 2009.

We do not have any employees.  Pursuant to our management agreement, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated statements of operations as operating expenses reimbursed to affiliate.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Property	$906,000	$766,000
Multifamily leasing	163,000	130,000
Administrative	224,000	239,000
Other	11,000	10,000

Total	$1,304,000	$1,145,000

Management Fees

Management fees from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $0.6 million and $0.5 million, respectively.  The increase of $0.1 million, or 20%, was primarily the result of our 2009 acquisitions.  There were no other material offsetting changes in management fees for the three months ended March 31, 2010 and 2009.

Pursuant to our collective management agreements, NTS Development Company receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation, or FHLMC.  NTS Development Company receives property management fees from our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development Company has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development Company for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $1.5 million and $1.5 million, respectively.  During the three months ended March 31, 2010 property taxes and insurance activity was primarily due to a $0.1 million increase in property taxes and insurance from our 2009 acquisitions which was offset by a $0.1 million decrease in property taxes at The Lakes Apartments, Castle Creek Apartments, Willow Lake Apartments and Lake Clearwater Apartments as the result of tax rate reductions.  There were no other material offsetting changes in property taxes and insurance for the three months ended March 31, 2010 and 2009.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended March 31, 2010 and 2009 were approximately $0.3 million and $0.3 million, respectively.  There were no material offsetting changes in professional and administrative expenses for the three months ended March 31, 2010 and 2009.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.4 million, respectively.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three months ended March 31, 2010 and 2009.

We do not have any employees.  Pursuant to our collective management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.  The services provided by others are classified as professional and administrative.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Finance	$107,000	$89,000
Accounting	204,000	187,000
Investor relations	67,000	79,000
Human resources	4,000	4,000
Overhead	38,000	34,000

Total	$420,000	393,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the three months ended March 31, 2010 and 2009 was approximately $4.5 million and $4.1 million, respectively.  The increase of $0.4 million, or 10%, was primarily due to our 2009 acquisitions of approximately $0.5 million offset by a decrease in intangible amortizations of approximately $0.1 million at Shelby Farms Apartments.  There were no other material offsetting changes in depreciation and amortization for the three months ended March 31, 2010 and 2009.

Interest Expense

Interest expense from continuing operations for the three months ended March 31, 2010 and 2009 was approximately $3.3 million and $2.7 million, respectively.  The increase of $0.6 million, or 22%, was primarily due to increased interest expense related to our additional borrowings related to the December 17, 2009 refinancing and our 2009 acquisitions.  There were no other material offsetting changes in interest expense for the three months ended March 31, 2010 and 2009.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2010 and 2009 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2010 and 2009 loss on disposal of assets was due to the retirement of heating and air conditioning units.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three months ended March 31, 2010 and 2009 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations, Net

Net income from discontinued operations for the three months ended March 31, 2010 and 2009 were approximately $75,000 and $15,000, respectively.  Discontinued operations, net for the three months ended March 31, 2010 and 2009 include the operating results for the properties previously sold and currently held for sale as listed below.

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	Asset Held for Sale

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended March 31, 2010 was approximately $0.5 million due to the sale of the Outlet Mall in March 2010.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from mortgage loans and notes payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The components of the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are outlined below.

	(Unaudited)
	Three Months Ended March 31,
	2010	2009
Operating activities	$(2,352,000)	$1,187,000
Investing activities	2,867,000	(302,000)
Financing activities	(9,264,000)	(597,000)

Net (decrease) increase in cash and equivalents	$(8,749,000)	$288,000

Cash Flow from Operating Activities

Net cash used in operating activities was approximately $2.4 million for the three months ended March 31 2010, compared to cash provided by operating activities of approximately $1.2 million for the three months ended March 31, 2009.  The change of $3.6 million was primarily due to reserving approximately $4.0 million of restricted cash from the proceeds of our sale of Outlet Mall retail property in March 2010 to be used to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like-kind” replacement property in order to defer recognition of gain for federal tax purposes.  We also used approximately $0.3 million to fund lender-held cash escrows.  In addition, we used cash for property taxes at Shelby Farms Apartments of approximately $0.6 million.  Our cash used is offset by cash provided by decreased accrued property taxes due to early payment of The Grove at Richland Apartments and The Grove at Whitworth Apartments totaling approximately $0.9 million as part of the refinancing on December 17, 2009, the expiration of our interest rate swap agreement in September 2009 of approximately $0.2 million and a $0.2 million decrease in cash used to satisfy accounts payable.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $2.9 million for the three months ended March 31, 2010, compared to cash used in investing activities of approximately $0.3 million for the three months ended March 31, 2009.  The change of approximately $3.2 million was primarily due to our proceeds of $3.9 million from the sale of our Outlet Mall retail property in March 2010 partially offset by increased cash of $0.7 million used for additions to land, buildings and amenities.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $9.3 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.  The increase of $8.7 million was primarily due to a principal payment of $8.2 million on our $8.2 million revolving note payable and a decrease in proceeds from our $10.0 million revolving note payable of $0.8 million, partially offset by an increase of approximately $0.1 million provided by contributions from our noncontrolling interest holders and a decrease of approximately $0.2 million used for principal payments on our mortgages payable.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $2.5 million on March 31, 2010.

On March 16, 2010, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 16, 2010, to limited partners of record at the close of business on March 31, 2010.

Pursuant to leasing agreements signed by March 31, 2010, we are obligated to incur expenditures of approximately $1.4 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our note and mortgage payable coming due in the next twelve months.

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendment converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  On February 12, 2010, we made a principal payment of $8.2 million, from our proceeds from refinancing on December 17, 2009, on our new $8.2 million revolving note payable to a bank.  The revolver proceeds may be used to fund capital improvements and were used to pay our mortgage payable to GE Commercial Finance Business Property on April 30, 2010.  Both the

$15.3 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

In addition to the $8.2 million revolving note payable previously discussed, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2010.  As of March 31, 2010 and December 31, 2009, we did not have a balance on either revolving note payable.

The aggregate availability on our revolving notes payable was approximately $18.2 million as of March 31, 2010.

We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank due May 31, 2010, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

Property Transactions

Acquisitions

During the three months ended March 31, 2010 and 2009, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2010, we made the following property dispositions:

Wholly-Owned Properties-Retail	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010

(1)          Gain of approximately $0.5 million.

On February 23, 2010, we entered into an agreement to sell our Sears Office Building to an unaffiliated third party for approximately $3.8 million.  We have offered seller financing to the purchaser, including additional proceeds to improve the building, totaling $4.7 million.  On April 6, 2010, the purchaser notified us of their intention to extend the closing date to June 30, 2010.  We received an additional extension deposit of $250,000.  This additional deposit is being held by our third party intermediary.

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

At March 31, 2010, we held approximately $4.0 million of proceeds from the sale of our Outlet Mall retail property with a third party intermediary to be invested in replacement “like-kind” property.  Our ability to successfully invest the proceeds in accordance with Section 1031 of the Internal Revenue Code and qualifying the proceeds for deferral of gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.  We are required to complete the purchase of replacement property by September 8, 2010 to qualify the Outlet Mall proceeds for deferral of gain recognition.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $39.5 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.4 million annually.  The average variable interest rate at March 31, 2010 was 3.67%.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2010 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One — Three Years	Three — Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$337,460,373	$17,540,123	$45,031,246	$40,349,920	$234,539,084
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$337,460,373	$17,540,123	$45,031,246	$40,349,920	$234,539,084

(1)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(2)          We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4T — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

There have not been material changes to our Risk Factors as disclosed in our most recent annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2010.

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

During the three months ended March 31, 2010, 50,300 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2009.  The table below summarizes activity pursuant to these plans for the three months ended March 31, 2010.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2010	24,200	$5.23	432,691	(2)		(1)

February 2010	14,100	$5.34	446,791	(2)		(1)

March 2010	12,000	$5.41	458,791	(2)		(1)

Total	50,300	$5.30	458,791	(2)		(1)

(1)          A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.

(2)          Represents the total number of our limited partnership units that have been purchased under the trading plans by entities created or controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — RESERVED

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	May 7, 2010

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	May 7, 2010