Form 10-Q
period 2010-06-30
NTS REALTY HOLDINGS LP
filed 2010-08-11
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2010, there were 11,380,760 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), constitute “forward-looking statements”  within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of our financial condition, including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unit holders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements and indicate that it is possible that the event may not occur.  If these events do not occur, the result, which we expected, also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements.  Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including but not limited to the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K, for the year ended December 31, 2009, as filed with the SEC on March 29, 2010.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by the Private Securities Litigation Reform Act of 1995 or Section 27A of the Securities Act and Section 21E of the Exchange Act.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS:
Cash and equivalents	$908,305	$11,233,735
Cash and equivalents - restricted	9,911,305	2,227,744
Accounts receivable, net of allowance for doubtful accounts of $306,543 at June 30, 2010 and $203,359 at December 31, 2009	1,495,215	1,646,142
Notes receivable	1,000,000	1,000,000
Land, buildings and amenities, net	283,992,323	291,151,198
Long-lived assets held for sale	—	5,549,932
Investments in and advances to tenants in common	3,236,820	4,174,947
Other assets	3,949,303	4,598,167

Total assets	$304,493,271	$321,581,865

LIABILITIES:
Mortgages and notes payable	$235,217,491	$246,088,305
Accounts payable and accrued expenses	2,770,153	2,875,643
Accounts payable and accrued expenses due to affiliate	724,131	634,930
Distributions payable	569,038	569,038
Security deposits	876,813	856,384
Long-lived liabilities held for sale	—	72,321
Other liabilities	4,336,358	3,754,653

Total liabilities	244,493,984	254,851,274

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY:
Partners’ equity	55,320,093	61,633,718
Noncontrolling interests	4,679,194	5,096,873

Total equity	59,999,287	66,730,591

Total liabilities and equity	$304,493,271	$321,581,865

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of June 30, 2010

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	—	—	2,102,522	31,387,471	(491,553)	32,998,440
Consolidated net loss current year	—	—	(324,924)	(4,850,625)	(564,679)	(5,740,228)
Cash distributions declared to date	—	—	(1,436,127)	(21,440,049)	—	(22,876,176)
Current year contributions from noncontrolling interests	—	—	—	—	147,000	147,000
Retirement of limited partnership interests to date	—	(848)	—	—	—	—

Balances on June 30, 2010	714,491	10,666,269	$3,472,852	$51,847,241	$4,679,194	$59,999,287

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Rental income	$11,378,324	$10,291,708	$22,566,125	$20,341,390
Tenant reimbursements	418,772	447,653	863,611	903,481

Total revenue	11,797,096	10,739,361	23,429,736	21,244,871

EXPENSES:
Operating expenses	3,560,320	2,672,463	6,416,918	4,775,565
Operating expenses reimbursed to affiliate	1,297,331	1,169,938	2,620,256	2,314,452
Management fees	581,096	538,363	1,149,855	1,056,717
Property taxes and insurance	1,602,473	1,822,601	3,082,657	3,284,233
Professional and administrative expenses	161,262	360,968	421,969	648,960
Professional and administrative expenses reimbursed to affiliate	399,769	392,412	819,559	785,393
Depreciation and amortization	4,540,787	4,213,914	9,082,528	8,269,730

Total operating expenses	12,143,038	11,170,659	23,593,742	21,135,050

OPERATING (LOSS) INCOME	(345,942)	(431,298)	(164,006)	109,821

Interest and other income	38,595	75,160	64,922	139,148
Interest expense	(3,205,991)	(2,847,454)	(6,456,881)	(5,579,369)
Loss on disposal of assets	(53,677)	(1,407)	(57,448)	(13,162)
Loss from investments in tenants in common	(499,326)	(582,003)	(938,127)	(1,102,217)

LOSS FROM CONTINUING OPERATIONS	(4,066,341)	(3,787,002)	(7,551,540)	(6,445,779)
Discontinued operations, net	(46,574)	25,312	28,030	40,334
Gain on sale of discontinued operations	1,248,399	—	1,783,282	—

CONSOLIDATED NET LOSS	(2,864,516)	(3,761,690)	(5,740,228)	(6,405,445)
Net loss attributable to noncontrolling interests	(257,291)	(31,852)	(564,679)	(31,852)

NET LOSS	$(2,607,225)	$(3,729,838)	$(5,175,549)	$(6,373,593)

Loss from continuing operations allocated to limited partners	$(3,811,054)	$(3,549,252)	$(7,077,450)	$(6,041,109)
Discontinued operations, net allocated to limited partners	(43,650)	23,723	26,271	37,802
Gain on sale of discontinued operations allocated to limited partners	1,170,024	—	1,671,326	—
Net loss attributable to noncontrolling interests allocated to limited partners	(241,138)	(29,852)	(529,228)	(29,852)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,443,542)	$(3,495,677)	$(4,850,625)	$(5,973,455)

Loss from continuing operations per limited partnership unit	$(0.36)	$(0.33)	$(0.66)	$(0.56)
Discontinued operations, net per limited partnership unit	—	—	—	—
Gain on sale of discontinued operations per limited partnership unit	0.11	—	0.16	—
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	—	(0.05)	—

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.23)	$(0.33)	$(0.45)	$(0.56)

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	(Unaudited)
	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss	$(5,740,228)	$(6,405,445)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Gain from sale of discontinued operations	(1,783,282)	—
Loss on disposal of assets	57,448	13,161
Depreciation and amortization	9,490,472	8,743,292
Loss from investments in tenants in common	938,127	1,102,217
Changes in assets and liabilities:
Cash and equivalents — restricted	(7,683,561)	(1,202,622)
Accounts receivable	150,927	39,784
Other assets	160,785	(588,983)
Accounts payable and accrued expenses	(103,863)	541,449
Accounts payable and accrued expenses due to affiliate	87,221	383,441
Security deposits	20,429	47,632
Other liabilities	509,736	633,813

Net cash (used in) provided by operating activities	(3,895,789)	3,307,739

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,827,473)	(504,620)
Proceeds from sale of discontinued operations	7,331,729	—
Acquisitions	—	(32,175,459)

Net cash provided by (used in) investing activities	5,504,256	(32,680,079)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	147,000	2,479,313
Proceeds from mortgages payable	—	24,225,000
Revolving note payable, net	875,552	6,519,892
Principal payments on mortgages payable	(1,299,891)	(1,641,265)
Additional payments on mortgages payable	(2,246,475)	—
Additional payments on revolving note payable	(8,200,000)	—
Additions to loan costs	(72,007)	(652,652)
Cash distributions.	(1,138,076)	(1,138,076)

Net cash (used in) provided by financing activities	(11,933,897)	29,792,212

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(10,325,430)	419,872

CASH AND EQUIVALENTS, beginning of period	11,233,735	—

CASH AND EQUIVALENTS, end of period	$908,305	$419,872

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2009 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited consolidated financial statements of NTS Realty for that period.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of June 30, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 22 properties, comprised of 6 office and business centers, 14 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky, Fort Lauderdale (3) and Orlando (2), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 605,000 square feet.  We own multifamily properties containing 4,029 units and retail properties containing approximately 47,000 square feet.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 16, 2010 and July 16, 2010.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Auditing Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for variable interest entities (VIE’s) focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2010 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the six months ended June 30, 2010, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of June 30, 2010 or December 31, 2009.

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

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of June 30, 2010 and December 31, 2009, due to the short-term nature of such accounts.

Notes receivable — As of June 30, 2010 and December 31, 2009, we determined the estimated fair values of our notes receivable were approximately $0.9 million and $0.9 million, respectively, by discounting expected future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and notes payable — As of June 30, 2010 and December 31, 2009, we determined the estimated fair values of our mortgages and notes payable were approximately $246.6 million and $246.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Certain reclassifications have been made to the prior period financial statements to conform with June 30, 2010 classifications.  Our Outlet Mall retail property and Sears Office Building were reclassified during 2009 from continuing operations to discontinued operations and were classified as held for sale on our balance sheets.  These reclassifications did not have a material impact on the related financial statement line items on our consolidated balance sheets or statement of operations and no effect on previously reported operating results or partners’ equity.

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

We expense acquisition costs as incurred.  During the three and six months ended June 30, 2010, we did not acquire any properties.

During the six months ended June 30, 2009, we made the following property acquisitions:

Property — Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a bank of $9.6 million.

(2)          Financed by a mortgage payable to a bank of $14.6 million.

Our ownership percentage at June 30, 2010 is 51.0% of each consolidated joint venture property.

Dispositions

During the six months ended June 30, 2010, we made the following property dispositions:

Wholly-Owned Properties	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010
Sears Office Building (2)	66,900	100%	June, 2010

(1)                    Gain of approximately $0.5 million.

(2)                    Gain of approximately $1.2 million.

Discontinued Operations and Long-Lived Assets and Liabilities Held for Sale

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

At June 30, 2010, the proceeds from the sales of our Outlet Mall retail property and our Sears Office Building were held by a third party qualified intermediary to be invested in replacement “like-kind” property.  These funds are included in cash and equivalents - restricted at June 30, 2010.  Our ability to successfully invest the proceeds in accordance with Section 1031 of the Internal Revenue Code and qualify the proceeds for deferral of gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.  We are required to complete the purchase of replacement property by September 8, 2010 to qualify the Outlet Mall proceeds and by December 27, 2010 to qualify the Sears Office Building proceeds for deferral of gain recognition.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

These assets and liabilities held for sale were separately identified on our balance sheet at December 31, 2009.

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and six months ended June 30, 2010 and 2009, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE:
Rental income	$—	$182,944	$145,568	$365,888
Tenant reimbursements	—	—	—	—

Total revenue	—	182,944	145,568	365,888

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	35,840	39,828	85,957	86,841
Management fees	—	9,147	4,229	21,343
Property taxes and insurance	10,616	18,603	27,097	37,202
Depreciation and amortization	—	68,675	—	137,351

Total expenses	46,456	136,253	117,283	282,737

DISCONTINUED OPERATING (LOSS) INCOME	(46,456)	46,691	28,285	83,151

Interest and other income	—	2	—	2
Interest expense	(118)	(21,381)	(255)	(42,819)

Discontinued operations, net	$(46,574)	$25,312	$28,030	$40,334

Note 4 — Concentration of Credit Risk

We own and operate wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, commercial, multifamily and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia and Atlanta, Georgia.

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

Note 6 — Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.  We also hold the proceeds of our recent property sales with a third party intermediary to be invested in replacement “like-kind” property.  See Note 3 — Real Estate Transactions for a discussion of the restrictions on these proceeds.

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended June 30, 2010 and 2009 was approximately $4.5 million and $4.1 million, respectively.  Depreciation expense from continuing operations for the six months ended June 30, 2010 and 2009 was approximately $8.9 million and $8.0 million, respectively.

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2010 and 2009 did not result in an impairment loss.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2010	December 31, 2009
Summarized Balance Sheets
Land, buildings and amenities	$64,131,607	$66,186,166
Other, net	1,809,203	1,497,712
Total assets	$65,940,810	$67,683,878

Mortgages payable and other liabilities	$58,113,077	$58,170,033
Equity	7,827,733	9,513,845
Total liabilities and equity	$65,940,810	$67,683,878

	(Unaudited) Three Months Ended		(Unaudited) Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Summarized Statements of Operations

Revenue	$2,190,218	$2,034,623	$4,344,632	$4,047,570

Operating expenses	515,545	488,502	911,720	868,470
Operating expenses reimbursed to affiliate	238,698	238,772	476,525	485,279
Management fees	77,762	69,240	153,260	140,105
Property taxes and insurance	219,623	238,556	440,594	473,008
Depreciation and amortization	1,179,070	1,169,402	2,351,885	2,336,880

Total operating expenses	2,230,698	2,204,472	4,333,984	4,303,742

Operating (loss) income	(40,480)	(169,849)	10,648	(256,172)

Net loss	$(892,213)	$(1,047,145)	$(1,686,112)	$(1,981,417)

Note 9 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.85%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,698,415 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin, the chairman and president, respectively, of our managing general partner	$15,180,000	$23,566,000

Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 2.50%, currently 2.85%, due May 31, 2011	875,552	—

Mortgage payable to GE Commercial Finance Business Property in monthly installments of principal and interest, bearing fixed interest at 9.0%, maturing August 1, 2010, secured by certain land, buildings and amenities	—	2,289,831

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,819,611	1,889,446	2,002,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $11,382,294	11,280,129	11,381,809

Mortgage payable to a bank, currently with interest only payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03% maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $35,878,307	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, currently with interest only payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.68%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $19,059,170	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, currently with interest only payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.85%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $12,511,856	9,600,000	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,712,160	13,818,887	13,895,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $36,376,574	26,852,102	27,000,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,312,352	16,752,728	16,845,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $35,181,686	27,523,405	27,675,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $17,647,173	11,327,609	11,390,000

	(Unaudited)
	June 30, 2010	December 31, 2009
Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $22,035,123	30,457,246	30,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,410,210	10,885,047	10,945,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,605,094	17,821,840	17,920,000

Total mortgages and notes payable	$235,217,491	$246,088,305

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendment converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  On February 12, 2010, we made a principal payment of $8.2 million, from our proceeds from refinancing on December 17, 2009, on our new $8.2 million revolving note payable to a bank.  The revolver proceeds may be used to fund capital improvements and were used to payoff our mortgage payable to GE Commercial Finance Business Property on April 30, 2010.  Both the $15.2 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

In addition to the $8.2 million revolving note payable to a bank due June 1, 2011, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2011.  As of June 30, 2010 we did not have an outstanding balance on the $8.2 million revolving note payable.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt at June 30, 2010 was approximately $246.6 million.

Interest paid for the six months ended June 30, 2010 and 2009 was approximately $5.6 million and $5.8 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2010.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable on our properties owned as a tenant in common with an unaffiliated third party consist of the following:

	(Unaudited)
	June 30, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $26,864,285 (1)	$34,534,465	$34,787,919

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.99% maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $37,267,322 (2)	$22,588,764	$22,727,309

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

We were charged the following approximate amounts pursuant to our management agreements with NTS Development Company for the three and six months ended June 30, 2010 and 2009.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended June 30,
	2010	2009
Property management fees	$581,000	$548,000

Operating expenses reimbursement — Property	884,000	802,000
Operating expenses reimbursement — Multifamily Leasing	163,000	144,000
Operating expenses reimbursement — Administrative	233,000	239,000
Operating expenses reimbursement — Other	13,000	12,000

Total operating expenses reimbursed to affiliate	1,293,000	1,197,000

Professional and administrative expenses reimbursed to affiliate	400,000	392,000

Construction supervision fees and leasing fees	52,000	63,000
Disposition fees included in gain on sale of discontinued operations	150,000	—

Total related party transactions	$2,476,000	$2,200,000

	(Unaudited)
	For the Six Months Ended June 30,
	2010	2009
Property management fees	$1,154,000	$1,078,000

Operating expenses reimbursement — Property	1,800,000	1,577,000
Operating expenses reimbursement — Multifamily Leasing	326,000	274,000
Operating expenses reimbursement — Administrative	470,000	493,000
Operating expenses reimbursement — Other	26,000	24,000

Total operating expenses reimbursed to affiliate	2,622,000	2,368,000

Professional and administrative expenses reimbursed to affiliate	820,000	785,000

Construction supervision fees and leasing fees	129,000	77,000
Disposition fees included in gain on sale of discontinued operations	310,000	—

Total related party transactions	$5,035,000	$4,308,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended June 30, 2010 and 2009, we were charged approximately $12,000 and $26,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the six months ended June 30, 2010 and 2009, we were charged approximately $26,000 and $42,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $77,000 from NTS Development Company for each of the three months ended June 30, 2010 and 2009, respectively.  We recognized rents of approximately $154,000 and $152,000 from NTS Development Company for the six months ended June 30, 2010 and 2009, respectively.  The average per square foot rental rate for similar office space in NTS Center as of June 30, 2010 was $14.38 per square foot.

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

Note 13 — Segment Reporting

Our reportable operating segments include — retail, commercial and multifamily real estate operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income (loss).  The non-segment information necessary to reconcile to our total operating results is included in the column labeled “Partnership” in the following information.

	(Unaudited)
	Three Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$150,613	$1,404,785	$9,831,829	$(8,903)	$11,378,324
Tenant reimbursements	23,231	395,541	—	—	418,772

Total revenue	173,844	1,800,326	9,831,829	(8,903)	11,797,096

Operating expenses and operating expenses reimbursed to affiliate	55,155	622,427	4,180,069	—	4,857,651
Management fees	8,213	90,856	482,027	—	581,096
Property taxes and insurance	12,883	256,388	1,301,362	31,840	1,602,473
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	561,031	561,031
Depreciation and amortization	41,671	466,260	4,032,856	—	4,540,787

Total operating expenses	117,922	1,435,931	9,996,314	592,871	12,143,038

Operating income (loss)	55,922	364,395	(164,485)	(601,774)	(345,942)

Interest and other income	—	433	13,710	24,452	38,595
Interest expense	(22,681)	(154,200)	(2,963,514)	(65,596)	(3,205,991)
Loss on disposal of assets	—	(18,277)	(35,400)	—	(53,677)
Loss from investments in tenants in common	—	—	(499,326)	—	(499,326)

Income (loss) from continuing operations	33,241	192,351	(3,649,015)	(642,918)	(4,066,341)
Discontinued operations, net	(4,387)	(42,187)	—	—	(46,574)
Gain on sale of discontinued operations	—	1,248,399	—	—	1,248,399

Consolidated net income (loss)	28,854	1,398,563	(3,649,015)	(642,918)	(2,864,516)
Net loss attributable to noncontrolling interests	—	—	(257,291)	—	(257,291)

Net income (loss)	$28,854	$1,398,563	$(3,391,724)	$(642,918)	$(2,607,225)

Land, buildings and amenities, net	$3,780,843	$27,099,480	$253,112,000	$—	$283,992,323

	(Unaudited)
	Three Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$153,647	$1,272,957	$8,872,380	$(7,276)	$10,291,708
Tenant reimbursements	25,598	422,055	—	—	447,653

Total revenue	179,245	1,695,012	8,872,380	(7,276)	10,739,361

Operating expenses and operating expenses reimbursed to affiliate	46,660	676,425	3,119,316	—	3,842,401
Management fees	8,264	92,929	437,170	—	538,363
Property taxes and insurance	14,316	215,696	1,560,749	31,840	1,822,601
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	753,380	753,380
Depreciation and amortization	40,062	445,084	3,728,768	—	4,213,914

Total operating expenses	109,302	1,430,134	8,846,003	785,220	11,170,659

Operating income (loss)	69,943	264,878	26,377	(792,496)	(431,298)

Interest and other income	155	1,385	10,591	63,029	75,160
Interest expense	(89,369)	(493,094)	(2,284,595)	19,604	(2,847,454)
Loss on disposal of assets	—	—	(1,407)	—	(1,407)
Loss from investments in tenants in common	—	—	(582,003)	—	(582,003)

Loss from continuing operations	(19,271)	(226,831)	(2,831,037)	(709,863)	(3,787,002)
Discontinued operations, net	123,487	(98,175)	—	—	25,312

Consolidated net income (loss)	104,216	(325,006)	(2,831,037)	(709,863)	(3,761,690)
Net loss attributable to noncontrolling interests	—	—	(31,852)	—	(31,852)

Net income (loss)	$104,216	$(325,006)	$(2,799,185)	$(709,863)	$(3,729,838)

Land, buildings and amenities, net	$3,904,575	$27,441,830	$266,357,889	$—	$297,704,294

	(Unaudited)
	Six Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$307,959	$2,828,256	$19,447,715	$(17,805)	$22,566,125
Tenant reimbursements	63,475	800,136	—	—	863,611

Total revenue	371,434	3,628,392	19,447,715	(17,805)	23,429,736

Operating expenses and operating expenses reimbursed to affiliate	93,526	1,349,373	7,594,275	—	9,037,174
Management fees	16,805	166,912	966,138	—	1,149,855
Property taxes and insurance	25,766	520,954	2,472,257	63,680	3,082,657
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,241,528	1,241,528
Depreciation and amortization	83,109	933,305	8,066,114	—	9,082,528

Total operating expenses	219,206	2,970,544	19,098,784	1,305,208	23,593,742

Operating income (loss)	152,228	657,848	348,931	(1,323,013)	(164,006)

Interest and other income	—	829	22,518	41,575	64,922
Interest expense	(74,772)	(327,837)	(5,899,839)	(154,433)	(6,456,881)
Loss on disposal of assets	—	(22,487)	(34,961)	—	(57,448)
Loss from investments in tenants in common	—	—	(938,127)	—	(938,127)

Income (loss) from continuing operations	77,456	308,353	(6,501,478)	(1,435,871)	(7,551,540)
Discontinued operations, net	115,502	(87,472)	—	—	28,030
Gain on sale of discontinued operations	534,883	1,248,399	—	—	1,783,282

Consolidated net income (loss)	727,841	1,469,280	(6,501,478)	(1,435,871)	(5,740,228)
Net loss attributable to noncontrolling interests	—	—	(564,679)	—	(564,679)

Net income (loss)	$727,841	$1,469,280	$(5,936,799)	$(1,435,871)	$(5,175,549)

Land, buildings and amenities, net	$3,780,843	$27,099,480	$253,112,000	$—	$283,992,323

	(Unaudited)
	Six Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$303,529	$2,591,952	$17,462,413	$(16,504)	$20,341,390
Tenant reimbursements	55,855	847,626	—	—	903,481

Total revenue	359,384	3,439,578	17,462,413	(16,504)	21,244,871

Operating expenses and operating expenses reimbursed to affiliate	80,238	1,305,235	5,704,544	—	7,090,017
Management fees	18,195	172,295	866,227	—	1,056,717
Property taxes and insurance	28,632	431,710	2,760,111	63,780	3,284,233
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,434,353	1,434,353
Depreciation and amortization	84,544	890,366	7,294,820	—	8,269,730

Total operating expenses	211,609	2,799,606	16,625,702	1,498,133	21,135,050

Operating income (loss)	147,775	639,972	836,711	(1,514,637)	109,821

Interest and other income	155	1,798	17,578	119,617	139,148
Interest expense	(179,622)	(957,452)	(4,512,723)	70,428	(5,579,369)
Loss on disposal of assets	—	(10,558)	(2,604)	—	(13,162)
Loss from investments in tenants in common	—	—	(1,102,217)	—	(1,102,217)

Loss from continuing operations	(31,692)	(326,240)	(4,763,255)	(1,324,592)	(6,445,779)
Discontinued operations, net	238,988	(198,654)	—	—	40,334

Consolidated net income (loss)	207,296	(524,894)	(4,763,255)	(1,324,592)	(6,405,445)
Net loss attributable to noncontrolling interests	—	—	(31,852)	—	(31,852)

Net income (loss)	$207,296	$(524,894)	$(4,731,403)	$(1,324,592)	$(6,373,593)

Land, buildings and amenities, net	$3,904,575	$27,441,830	$266,357,889	$—	$297,704,294

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 29, 2010, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2010.

Results of Operations

As of June 30, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 6 office and business centers, 14 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended June 30, 2010 and 2009 were approximately $2.6 million and $3.7 million, respectively.  Net loss for the three months ended June 30, 2010 as compared to June 30, 2009 was driven by a $1.2 million increase in our gain on sale of discontinued operations, $0.2 million increase in net loss attributable to noncontrolling interests as the result of the acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions”, $0.2 million increase related to a decrease in professional fees and a $0.1 million increase in operating income in the commercial segment related to increased occupancy.  The increase was offset by a $0.4 million increase in interest expense and a $0.2 million decrease in operating income across the multifamily segment primarily related to our 2009 acquisitions.  There were no other material offsetting changes in net loss for the three months ended June 30, 2010 and 2009.

Net losses for the six months ended June 30, 2010 and 2009 were approximately $5.2 million and $6.4 million, respectively.  Net loss for the six months ended June 30, 2010 as compared to June 30, 2009 was driven by a $1.8 million increase in our gain on sale of discontinued operations, $0.5 million increase in net loss attributable to noncontrolling interests as the result of our 2009 acquisitions, $0.2 million decrease in loss from investments in tenants in common and a $0.2 million increase related to a decrease in professional fees.  The increase was offset by a $0.9 million increase in interest expense and $0.5 million decrease in operating income across the multifamily segment primarily related to our 2009 acquisitions.  There were no other material offsetting changes in net loss for the six months ended June 30, 2010 and 2009.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2010 and 2009.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$173,844	$1,800,326	$9,831,829	$(8,903)	$11,797,096
Operating expenses and operating expenses reimbursed to affiliate	55,155	622,427	4,180,069	—	4,857,651
Depreciation and amortization	41,671	466,260	4,032,856	—	4,540,787
Total interest expense	(22,681)	(154,200)	(2,963,514)	(65,596)	(3,205,991)
Net income (loss)	28,854	1,398,563	(3,391,724)	(642,918)	(2,607,225)

	(Unaudited)
	Three Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$179,245	$1,695,012	$8,872,380	$(7,276)	$10,739,361
Operating expenses and operating expenses reimbursed to affiliate	46,660	676,425	3,119,316	—	3,842,401
Depreciation and amortization	40,062	445,084	3,728,768	—	4,213,914
Total interest expense	(89,369)	(493,094)	(2,284,595)	19,604	(2,847,454)
Net income (loss)	104,216	(325,006)	(2,799,185)	(709,863)	(3,729,838)

	(Unaudited)
	Six Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$371,434	$3,628,392	$19,447,715	$(17,805)	$23,429,736
Operating expenses and operating expenses reimbursed to affiliate	93,526	1,349,373	7,594,275	—	9,037,174
Depreciation and amortization	83,109	933,305	8,066,114	—	9,082,528
Total interest expense	(74,772)	(327,837)	(5,899,839)	(154,433)	(6,456,881)
Net income (loss)	727,841	1,469,280	(5,936,799)	(1,435,871)	(5,175,549)

	(Unaudited)
	Six Months Ended June 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$359,384	$3,439,578	$17,462,413	$(16,504)	$21,244,871
Operating expenses and operating expenses reimbursed to affiliate	80,238	1,305,235	5,704,544	—	7,090,017
Depreciation and amortization	84,544	890,366	7,294,820	—	8,269,730
Total interest expense	(179,622)	(957,452)	(4,512,723)	70,428	(5,579,369)
Net income (loss)	207,296	(524,894)	(4,731,403)	(1,324,592)	(6,373,593)

Occupancy levels at our continuing properties by segment as of June 30, 2010 and 2009 were as follows:

	2010	2009
Commercial	75%	74%
Multifamily	96%	93%
Retail	100%	98%

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2010	2009	2010	2009
Commercial	75%	74%	76%	75%
Multifamily	96%	92%	95%	92%
Retail	100%	98%	100%	98%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and six months ended June 30, 2010 and 2009.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $11.8 million and $10.7 million, respectively. Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2010 and 2009 were approximately $23.4 million and $21.2 million, respectively. The increases of $1.1 million, or 10%, and $2.2 million, or 10%, respectively, were primarily the result of rental income increases of $1.0 million and $2.0 million for the three and six months ended June 30, 2010 and 2009, respectively, across the multifamily segment primarily related to our 2009 acquisitions.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and six months ended June 30, 2010 and 2009.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $3.6 million and $2.7 million, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2010 and 2009 were approximately $6.4 million and $4.8 million, respectively.  The increase of $0.9 million, or 33%, for the three months ended June 30, 2010 and 2009 was primarily the result of a $0.4 million increase in operating expenses from our 2009 acquisitions and $0.5 million increase in operating expenses across the remaining multifamily segment primarily related to an increase in repairs and maintenance.  The increase of $1.6 million, or 33%, for the six months ended June 30, 2010 and 2009 was primarily the result of a $1.1 million increase in operating expenses from our 2009 acquisitions, $0.5 million increase in operating expenses across the remaining multifamily segment primarily related to an increase in repairs and maintenance and $0.1 million increase in operating expenses across the commercial segment primarily related to repairs and maintenance, cleaning and landscaping.  There were no other material offsetting changes in operating expenses from continuing operations for the three and six months ended June 30, 2010 and 2009.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $1.3 million and $1.2 million, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2010 and 2009 were approximately $2.6 million and $2.3 million, respectively.  The increases of $0.1 million, or 8%, and $0.3 million, or 13%, respectively were primarily the result of an increase in operating expenses reimbursed to affiliate from our 2009 acquisitions.  There were no other material offsetting changes in operating expenses reimbursed to affiliate from continuing operations for the three and six months ended June 30, 2010 and 2009.

We do not have any employees.  Pursuant to our collective management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our condensed consolidated statements of operations as operating expenses reimbursed to affiliate.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Property	$879,000	$792,000	$1,785,000	$1,557,000
Multifamily Leasing	163,000	144,000	326,000	274,000
Administrative	224,000	224,000	449,000	463,000
Other	31,000	10,000	60,000	20,000

Total	$1,297,000	$1,170,000	$2,620,000	$2,314,000

Management Fees

Management fees from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $0.6 million and $0.5 million, respectively.  Management fees from continuing operations for each of the six months ended June 30, 2010 and 2009 were approximately $1.1 million.  The increase of $0.1 million, or 20%, for the three months ended June 30, 2010 and 2009 was primarily the result of our 2009 acquisitions.  There were no other material offsetting changes in management fees for the three months ended June 30, 2010 and 2009.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $1.6 million and $1.8 million, respectively.  Property taxes and insurance from continuing operations for the six months ended June 30, 2010 and 2009 were approximately $3.1 million and $3.3 million, respectively.  The decrease of $0.2 million, or 11%, for the three months ended June 30, 2010 and 2009 was primarily the result of a $0.3 million decrease in property taxes at Willow Lake Apartments due to increased property tax assessments received during the three months ended June 30, 2009 and due to a tax rate reduction during the three months ended June 30, 2010 which was partially offset by a $0.1 million increase in property taxes and insurance from our 2009 acquisitions.  The decrease of $0.2 million, or 6%, for the six months ended June 30, 2010 and 2009 was primarily the result of a $0.3 million decrease in property taxes at Willow Lake Apartments, $0.1 million decrease at Lake Clearwater Apartments and a $0.1 million decrease at Castle Creek Apartments due to increased property tax assessments received during the six months ended June 30, 2009 and due to tax rate reductions during the six months ended June 30, 2010 which was partially offset by a $0.3 million increase in property taxes and insurance from our 2009 acquisitions.  There were no other material offsetting changes in property taxes and insurance for the three and six months ended June 30, 2010 and 2009.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended June 30, 2010 and 2009 were approximately $0.2 million and $0.4 million, respectively.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2010 and 2009 were approximately $0.4 million and $0.6 million, respectively.  The decreases of $0.2 million, or 50%, and $0.2 million, or 33%, were primarily due to an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the three or six months ended June 30, 2010 and 2009.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the three months ended June 30, 2010 and 2009 were approximately $0.4 million.  Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the six months ended June 30, 2010 and 2009 were approximately $0.8 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three and six months ended June 30, 2010 and 2009.

We do not have any employees.  Pursuant to our collective management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our condensed consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.  The services provided by others are classified as professional and administrative.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Finance	$101,000	$105,000	$209,000	$193,000
Accounting	189,000	175,000	393,000	363,000
Investor Relations	65,000	74,000	133,000	153,000
Human Resources	4,000	4,000	7,000	8,000
Overhead	41,000	34,000	78,000	68,000

Total	$400,000	$392,000	$820,000	$785,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for the three months ended June 30, 2010 and 2009 was approximately $4.5 million and $4.2 million, respectively.  Depreciation and amortization expense from continuing operations for the six months ended June 30, 2010 and 2009 was approximately $9.1 million and $8.3 million, respectively.   The increases of $0.3 million, or 7%, and $0.8 million, or 10%, were primarily due to our 2009 acquisitions partially offset by a decrease in intangible amortization at Shelby Farms Apartments.  There were no other material offsetting changes in depreciation and amortization for the three and six months ended June 30, 2010 and 2009.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2010 and 2009 was approximately $3.2 million and $2.8 million, respectively.  Interest expense from continuing operations for the six months ended June 30, 2010 and 2009 was approximately $6.5 million and $5.6 million, respectively.  The increase of $0.4 million, or 14%, for the three months ended June 30, 2010 and 2009 was primarily due to increased interest expense of $0.3 million related to our additional borrowings related to the December 17, 2009 refinancing and $0.2 million related to our 2009 acquisitions, partially offset by decreased interest expense of $0.1 million for the interest rate swap agreement and the revolving note payable to a bank.  The increase of $0.9 million, or 16%, for the six months ended June 30, 2010 and 2009 was primarily due to increased interest expense of $0.6 million related to our additional borrowings related to the December 17, 2009 refinancing and $0.4 million for our 2009 acquisitions, partially offset by decreased interest expense of $0.1 million for the interest rate swap agreement and the revolving note payable to a bank.  There were no other material offsetting changes in interest expense for the three and six months ended June 30, 2010 and 2009.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2010 and 2009 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2010 loss on disposal of assets was due to the retirement of HVAC units, roofs, microwaves, and mailboxes.  The 2009 loss on disposal of assets was due to the retirement of HVAC units and property handrails.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three and six months ended June 30, 2010 and 2009 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2010 was approximately $47,000 and net income from discontinued operations for the three months ended June 30, 2009 was approximately $25,000.  Net income from discontinued operations for the six months ended June 30, 2010 and 2009 were approximately $28,000 and $40,000, respectively.  Discontinued operations, net for the three and six months ended June 30, 2010 and 2009 include the net operating results for the properties previously sold as listed below.

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended June 30, 2010 was approximately $1.2 million due to the sale of Sears Office Building in June 2010.  Gain on sale of discontinued operations for the six months ended June 30, 2010 was approximately $1.8 million due to the sale of the Sears Office Building in June 2010 and the sale of the Outlet Mall in March 2010.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from our mortgage loans and notes payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The following table summarizes our approximate sources/uses of cash flow for the six months ended June 30, 2010 and 2009.

	(Unaudited)
	Six Months Ended June 30,
	2010	2009
Operating activities	$(3,896,000)	$3,308,000
Investing activities	5,505,000	(32,680,000)
Financing activities	(11,934,000)	29,792,000

Net (decrease) increase in cash and equivalents	$(10,325,000)	$420,000

Cash Flow from Operating Activities

Net cash used in operating activities was approximately $3.9 million for the six months ended June 30, 2010 as compared to cash provided by operating activates of approximately $3.3 million for the six months ended June 30, 2009.  The change of $7.2 million was primarily due to reserving restricted cash from the proceeds of our sale of Outlet Mall retail property (March 2010) and our Sears Office Building (June 2010) to be used to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like-kind” replacement property in order to defer recognition of gain for federal tax purposes.  We also used $0.2 million in cash to pay property taxes at Shelby Farms Apartments, $0.9 million to satisfy accounts payable and accounts payable due to affiliate, a decrease of $0.3 million provided by prepaid income and $0.2 million used to fund operations.  Our cash used is partially offset by a decrease in cash used of approximately $1.1 million to fund lender-held cash escrows, $0.7 million provided by a decrease in prepaid expenses and a decrease in intangible amortization expense.  The offset is also due to the expiration of our interest rate swap agreement in September 2009 of $0.3 million, and $0.1 million provided by a decrease in accounts receivable.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $5.5 million for the six months ended June 30, 2010 as compared to cash used in investing activities of approximately $32.7 million for the six months ended June 30, 2009.  The change of $38.2 million was primarily due to our 2009 acquisitions of approximately $32.2 million, proceeds from the sale of our Outlet Mall retail property (March 2010) and the sale of our Sears Office Building (June 2010) of $7.3 million, which was partially offset by an increase in cash used of approximately $1.3 million for additions to land, buildings and amenities.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $11.9 million for the six months ended June 30, 2010 as compared to cash provided by financing activities of approximately $29.8 million for the six months ended June 30, 2009.  The change of $41.7 million was primarily due to cash used of $24.2 million to fund our 2009 acquisitions, the change in cash used of $13.8 million on our revolving notes payable, cash used of $2.2 million in additional principal payments on our mortgages payable, the change in cash contributed of approximately $2.3 million from our noncontrolling interest holders, partially offset by a decrease in principal payments on our mortgages payable of $0.3 million and a decrease in loan cost additions of $0.6 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $0.9 million on June 30, 2010.

On March 16, 2010, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 16, 2010, to limited partners of record at the close of business on March 31, 2010.

On June 15, 2010, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on July 16, 2010, to limited partners of record at the close of business on June 30, 2010.

Pursuant to leasing agreements signed on or before June 30, 2010, we are obligated to incur expenditures of approximately $1.9 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our note and mortgage payable coming due in the next twelve months.

In addition to the $8.2 million revolving note payable to a bank due June 1, 2011, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2011.  As of June 30, 2010, we did not have a balance on the $8.2 million revolving note payable.

The aggregate availability on our revolving notes payable was approximately $17.3 million as of June 30, 2010.

We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank due May 31, 2011, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

We expect to receive $1.0 million on May 1, 2011 to satisfy our unaffiliated note receivable.

Property Transactions

Acquisitions

During the six months ended June 30, 2010, we did not acquire any properties.  During the six months ended June 30, 2009, we made the following property acquisitions:

Property — Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)          Financed by a mortgage payable to a bank of $9.6 million.

(2)          Financed by a mortgage payable to a bank of $14.6 million.

Our ownership percentage at June 30, 2010 is 51.0% of each consolidated joint venture property.

Dispositions

During the six months ended June 30, 2010, we made the following property dispositions:

Wholly-Owned Properties	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010
Sears Office Building (2)	66,900	100%	June, 2010

(1)          Gain of approximately $0.5 million.

(2)          Gain of approximately $1.2 million.

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

Off-Balance Sheet Arrangements

We have no balance sheet arrangements that are reasonably likely to have a current effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  Substantially all of our debt bears interest at a fixed rate, with the exception of approximately $40.3 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.4 million annually.  The average variable interest rate at June 30, 2010 was 3.56%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2010, 59,600 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2009.  The table below summarizes activity pursuant to these plans for the quarterly period ended June 30, 2010.

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2010	2,000	$4.75	460,791	(2)		(1)

May 2010	7,300	$4.47	468,091	(2)		(1)

June 2010	—	$—	468,091	(2)		(1)

Total	9,300	$4.53	468,091	(2)		(1)

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

Exhibit No.
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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	August 11, 2010

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
		Date:	August 11, 2010