Form 10-Q
period 2010-09-30
NTS REALTY HOLDINGS LP
filed 2010-11-04
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 3, 2010 there were 11,380,760 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), constitute “forward-looking statements”.  These forward-looking statements include discussion and analysis of our financial condition, including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unit holders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements and indicate that it is possible that the event may not occur.  If these events do not occur, the result, which we expected, also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS:
Cash and equivalents	$3,324,645	$11,233,735
Cash and equivalents - restricted	6,589,588	2,227,744
Accounts receivable, net of allowance for doubtful accounts of $352,647 at September 30, 2010 and $203,359 at December 31, 2009	1,590,847	1,646,142
Note receivable	1,000,000	1,000,000
Land, buildings and amenities, net	280,267,021	291,151,198
Long-lived assets held for sale	-	5,549,932
Investments in and advances to tenants in common	2,742,872	4,174,947
Other assets	4,020,851	4,598,167

Total assets	$299,535,824	$321,581,865

LIABILITIES:
Mortgages and notes payable	$233,638,892	$246,088,305
Accounts payable and accrued expenses	2,630,989	2,875,643
Accounts payable and accrued expenses due to affiliate	648,268	634,930
Distributions payable	569,038	569,038
Security deposits	869,067	856,384
Long-lived liabilities held for sale	-	72,321
Other liabilities	5,254,995	3,754,653

Total liabilities	243,611,249	254,851,274

COMMITMENTS AND CONTINGENCIES (NOTE 12)

EQUITY:
Partners’ equity	51,553,221	61,633,718
Noncontrolling interests	4,371,354	5,096,873

Total equity	55,924,575	66,730,591

Total liabilities and equity	$299,535,824	$321,581,865

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of September 30, 2010

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	-	-	2,102,522	31,387,471	(491,553)	32,998,440
Consolidated net loss current year	-	-	(525,686)	(7,847,697)	(823,519)	(9,196,902)
Cash distributions declared to date	-	-	(1,471,852)	(21,973,362)	(49,000)	(23,494,214)
Current year contributions from noncontrolling interests	-	-	-	-	147,000	147,000
Retirement of limited partnership interests to date	-	(848)	-	-	-	-

Balances on September 30, 2010	714,491	10,666,269	$3,236,365	$48,316,856	$4,371,354	$55,924,575

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the

Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Rental income	$11,626,858	$11,257,042	$34,192,983	$31,598,434
Tenant reimbursements	608,904	450,194	1,472,515	1,353,674

Total revenue	12,235,762	11,707,236	35,665,498	32,952,108

EXPENSES:
Operating expenses	3,372,891	3,145,104	9,789,810	7,920,667
Operating expenses reimbursed to affiliate	1,292,446	1,314,106	3,912,702	3,628,559
Management fees	607,622	574,270	1,757,477	1,630,987
Property taxes and insurance	1,610,869	1,631,956	4,693,526	4,916,190
Professional and administrative expenses	181,820	106,171	603,789	755,132
Professional and administrative expenses reimbursed to affiliate	418,123	366,534	1,237,682	1,151,927
Depreciation and amortization	4,465,385	4,518,462	13,547,913	12,788,192

Total operating expenses	11,949,156	11,656,603	35,542,899	32,791,654

OPERATING INCOME	286,606	50,633	122,599	160,454

Interest and other income	50,512	87,211	115,435	226,359
Interest expense	(3,206,937)	(3,070,528)	(9,663,818)	(8,649,899)
Loss on disposal of assets	(89,080)	(109,717)	(146,528)	(122,878)
Loss from investments in tenants in common	(493,948)	(551,925)	(1,432,075)	(1,654,142)

LOSS FROM CONTINUING OPERATIONS	(3,452,847)	(3,594,326)	(11,004,387)	(10,040,106)
Discontinued operations, net	(3,827)	225,566	24,203	265,900
Gain on sale of discontinued operations	-	-	1,783,282	-

CONSOLIDATED NET LOSS	(3,456,674)	(3,368,760)	(9,196,902)	(9,774,206)
Net loss attributable to noncontrolling interests	(258,841)	(228,256)	(823,519)	(260,108)

NET LOSS	$(3,197,833)	$(3,140,504)	$(8,373,383)	$(9,514,098)

Loss from continuing operations allocated to limited partners	$(3,236,075)	$(3,368,673)	$(10,313,525)	$(9,409,782)
Discontinued operations, net allocated to limited partners	(3,587)	211,406	22,684	249,207
Gain on sale of discontinued operations allocated to limited partners	-	-	1,671,326	-
Net loss attributable to noncontrolling interests allocated to limited partners	(242,591)	(213,926)	(771,818)	(243,778)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,997,071)	$(2,943,341)	$(7,847,697)	$(8,916,797)

Loss from continuing operations per limited partnership unit	$(0.30)	$(0.32)	$(0.97)	$(0.88)
Discontinued operations, net per limited partnership unit	-	0.02	-	0.02
Gain on sale of discontinued operations per limited partnership unit	-	-	0.16	-
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	(0.02)	(0.07)	(0.02)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.28)	$(0.28)	$(0.74)	$(0.84)

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	(Unaudited)
	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss	$(9,196,902)	$(9,774,206)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain from sale of discontinued operations	(1,783,282)	-
Loss on disposal of assets	146,528	122,878
Depreciation and amortization	14,150,000	13,477,859
Loss from investments in tenants in common	1,432,075	1,654,142
Changes in assets and liabilities:
Cash and equivalents — restricted	(4,361,844)	(1,338,247)
Accounts receivable	55,295	(118,445)
Other assets	115,643	(607,151)
Accounts payable and accrued expenses	(249,272)	509,656
Accounts payable and accrued expenses due to affiliate	6,761	441,433
Security deposits	12,683	44,355
Other liabilities	1,439,215	1,491,727

Net cash provided by operating activities	1,766,900	5,904,001

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,652,505)	(1,750,614)
Proceeds from sale of discontinued operations	7,331,729	-
Acquisitions	-	(32,175,459)
Investment in joint venture	(224,680)	-

Net cash provided by (used in) investing activities	4,454,544	(33,926,073)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	147,000	5,588,426
Distributions to noncontrolling interest holders in properties	(49,000)	-
Distributions from tenants in common properties	-	120,000
Proceeds from mortgages payable	-	24,225,000
Revolving note payable, net	-	4,278,089
Principal payments on mortgages payable	(2,002,938)	(2,492,393)
Additional payments on mortgages payable	(2,246,475)	-
Additional payments on revolving note payable	(8,200,000)	-
Additions to loan costs	(72,007)	(652,652)
Cash distributions	(1,707,114)	(1,707,114)

Net cash (used in) provided by financing activities	(14,130,534)	29,359,356

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(7,909,090)	1,337,284

CASH AND EQUIVALENTS, beginning of period	11,233,735	-

CASH AND EQUIVALENTS, end of period	$3,324,645	$1,337,284

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2009 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2010.  The Condensed Consolidated Balance Sheet as of December 31, 2009, has been derived from the audited consolidated financial statements of NTS Realty.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty or its interests in its properties and joint ventures.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of September 30, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 22 properties, comprised of 6 commercial properties, 14 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky, Fort Lauderdale (3) and Orlando (2), Florida, Indianapolis (4), Indiana, Memphis (1) and Nashville (2), Tennessee, Richmond (2), Virginia and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 605,000 square feet.  We own multifamily properties containing 4,029 rental units and retail properties containing approximately 47,000 square feet.

We pay distributions if and when authorized by our managing general partner using proceeds from advances drawn on our revolving note payable to a bank.  We are required to pay distributions on a quarterly basis, no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year will be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year will be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 16, 2010, July 16, 2010 and October 15, 2010.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party obligated to absorb the majority of the expected losses, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Auditing Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for variable interest entities (VIE’s) focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2010 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the nine months ended September 30, 2010, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of September 30, 2010 or December 31, 2009.

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

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets approximates fair value as of September 30, 2010 and December 31, 2009, due to the short-term nature of such accounts.

Note receivable — As of September 30, 2010 and December 31, 2009, we determined the estimated fair values of our notes receivable were approximately $1.0 million and $0.9 million, respectively, by discounting expected future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.

Mortgages and notes payable — As of September 30, 2010 and December 31, 2009, we determined the estimated fair values of our mortgages and notes payable were approximately $248.9 million and $246.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Subtopic 820-10 Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 concerns disclosure only and will not have a material impact on our financial position or results of operations.

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

Certain reclassifications have been made to the prior period financial statements to conform with September 30, 2010 classifications.  Our Outlet Mall retail property and Sears Office Building were reclassified during 2009 from continuing operations to discontinued operations and were classified as held for sale on our balance sheets.  These reclassifications did not have a material impact on the related financial statement line items on our consolidated balance sheets or statement of operations and no effect on previously reported operating results or partners’ equity.

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

We expense acquisition costs as incurred.  During the three and nine months ended September 30, 2010, we did not acquire any properties.

During the nine months ended September 30, 2009, we made the following property acquisitions:

Property — Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park Apartments (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook Apartments (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)         Financed by a mortgage payable to a bank of $9.6 million.  We own a 51% joint venture interest in this property.

(2)         Financed by a mortgage payable to a bank of $14.6 million.  We own a 51% joint venture interest in this property.

Dispositions

During the nine months ended September 30, 2010, we made the following property dispositions:

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

At September 30, 2010, proceeds of approximately $3.6 million from the sale of our Sears Office Building were held by a third party qualified intermediary to be invested in replacement “like-kind” property.  These funds are included in cash and equivalents - restricted at September 30, 2010.  Our ability to successfully invest the proceeds in accordance with Section 1031 of the Internal Revenue Code and qualify the proceeds for deferral of gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.  We are required to complete the purchase of replacement property by December 27, 2010 to qualify the Sears Office Building proceeds for deferral of gain recognition.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

These assets and liabilities held for sale were separately identified on our balance sheet at December 31, 2009.

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and nine months ended September 30, 2010 and 2009, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE:
Rental income	$-	$182,944	$145,568	$548,832
Tenant reimbursements	-	24,393	-	24,393

Total revenue	-	207,337	145,568	573,225

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	3,707	44,563	89,664	131,404
Management fees	-	9,147	4,229	30,490
Property taxes and insurance	-	(558)	27,097	36,644
Depreciation and amortization	-	41,907	-	179,258

Total expenses	3,707	95,059	120,990	377,796

DISCONTINUED OPERATING (LOSS) INCOME	(3,707)	112,278	24,578	195,429

Interest and other income	-	134,877	-	134,877
Interest expense	(120)	(21,589)	(375)	(64,406)

Discontinued operations, net	$(3,827)	$225,566	$24,203	$265,900

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended September 30, 2010 and 2009 was approximately $4.5 million and $4.4 million, respectively.  Depreciation expense from continuing operations for the nine months ended September 30, 2010 and 2009 was approximately $13.4 million and $12.5 million, respectively.

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and nine months ended September 30, 2010 and 2009 did not result in an impairment loss.

Note 8 — Investments in and Advances to Tenants in Common

We own a tenant in common interest in and operate the following properties:

•                  The Overlook at St. Thomas Apartments; a 484-unit luxury apartment complex in Louisville, Kentucky.  We own a 60% interest as a tenant in common with an unaffiliated third party.

•                  Creek’s Edge at Stony Point Apartments; a 202-unit luxury apartment complex in Richmond, Virginia.  We own a 51% interest as a tenant in common with an unaffiliated third party.

Presented below are the unaudited condensed balance sheets and statements of operations for these properties:

	(Unaudited)	(Unaudited)
	September 30, 2010	December 31, 2009
Condensed Balance Sheets
Land, buildings and amenities	$62,979,000	$66,186,166
Other, net	1,914,599	1,497,712
Total assets	$64,893,599	$67,683,878

Mortgages payable and other liabilities	$57,948,590	$58,170,033
Equity	6,945,009	9,513,845
Total liabilities and equity	$64,893,599	$67,683,878

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Condensed Statements of Operations

Revenue	$2,220,200	$2,090,335	$6,564,832	$6,137,906

Operating expenses	560,436	502,135	1,472,155	1,370,609
Operating expenses reimbursed to affiliate	221,662	249,362	698,187	734,641
Management fees	75,453	73,314	228,713	213,419
Property taxes and insurance	220,402	225,889	660,996	698,895
Depreciation and amortization	1,183,383	1,172,709	3,535,268	3,509,588

Total operating expenses	2,261,336	2,223,409	6,595,319	6,527,152

Operating loss	$(41,136)	$(133,074)	$(30,487)	$(389,246)

Net loss	$(882,724)	$(991,045)	$(2,568,836)	$(2,972,460)

Distributions

The Overlook at St. Thomas Apartments	$-	$200,000	$-	$200,000
Creek’s Edge at Stony Point Apartments	-	-	-	-

Note 9 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,463,219 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin, the chairman and president, respectively, of our managing general partner	$15,087,000	$23,566,000

Mortgage payable to GE Commercial Finance Business Property in monthly installments of principal and interest, bearing fixed interest at 9.0%, maturing August 1, 2010, secured by certain land, buildings and amenities	-	2,289,831

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,787,967	1,819,893	2,002,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $11,166,895	11,229,893	11,381,809

Mortgage payable to a bank, currently with interest only payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03% maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $35,251,293	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, currently with interest only payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.59%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $18,763,155	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, currently with interest only payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $12,339,232	9,600,000	9,600,000

	(Unaudited)
	September 30, 2010	December 31, 2009
Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,339,417	13,775,303	13,895,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $35,839,707	26,767,410	27,000,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $20,063,643	16,699,890	16,845,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $34,651,325	27,436,595	27,675,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $17,337,408	11,291,881	11,390,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $21,915,100	30,361,183	30,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,463,252	10,850,715	10,945,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,549,471	17,765,629	17,920,000

Total mortgages and notes payable	$233,638,892	$246,088,305

On February 1, 2010, we amended our $24.0 million mortgage payable to a bank.  The amendment converted $8.2 million of the balance to a revolving note payable due June 1, 2011.  On February 12, 2010, we made a principal payment of $8.2 million from our proceeds from refinancing on December 17, 2009, on our $8.2 million revolving note payable to a bank.  The revolver proceeds may be used to fund capital improvements and were used to payoff our mortgage payable to GE Commercial Finance Business Property on April 30, 2010.  Both the $15.2 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties.

In addition to the $8.2 million revolving note payable to a bank due June 1, 2011, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2011.  As of September 30, 2010 we did not have an outstanding balance on either the $8.2 million revolving note payable or the $10.0 million revolving note payable.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2010 was approximately $248.9 million.

Interest paid for the nine months ended September 30, 2010 and 2009 was approximately $8.7 million and $8.9 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values, as well as, specified financial performance requirements.  We complied with all covenants and requirements at September 30, 2010.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable on our properties owned as a tenant in common with an unaffiliated third party consist of the following:

	(Unaudited)
	September 30, 2010	December 31, 2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $36,581,981 (1)	$34,410,444	$34,787,919

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.99% maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $26,397,019 (2)	$22,517,924	$22,727,309

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

                Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2010, was approximately $64.0 million.

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

We were charged the following approximate amounts pursuant to our management agreements with NTS Development Company for the three and nine months ended September 30, 2010 and 2009.  These charges include items, which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items, which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2010	2009
Property management fees	$608,000	$583,000

Operating expenses reimbursement — Property	890,000	885,000
Operating expenses reimbursement — Multifamily Leasing	180,000	184,000
Operating expenses reimbursement — Administrative	202,000	253,000
Operating expenses reimbursement — Other	21,000	15,000

Total operating expenses reimbursed to affiliate	1,293,000	1,337,000

Professional and administrative expenses reimbursed to affiliate	418,000	367,000

Construction supervision fees and leasing fees	37,000	70,000
Disposition fees included in gain on sale of discontinued operations	-	62,000

Total related party transactions	$2,356,000	$2,419,000

	(Unaudited)
	For the Nine Months Ended September 30,
	2010	2009
Property management fees	$1,762,000	$1,661,000

Operating expenses reimbursement — Property	2,689,000	2,462,000
Operating expenses reimbursement — Multifamily Leasing	506,000	459,000
Operating expenses reimbursement — Administrative	673,000	745,000
Operating expenses reimbursement — Other	86,000	39,000

Total operating expenses reimbursed to affiliate	3,954,000	3,705,000

Professional and administrative expenses reimbursed to affiliate	1,238,000	1,152,000

Construction supervision fees and leasing fees	127,000	208,000
Disposition fees included in gain on sale of discontinued operations	310,000	-

Total related party transactions	$7,391,000	$6,726,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended September 30, 2010 and 2009, we were charged approximately $11,000 and $13,000, respectively, for property maintenance fees from affiliates of NTS Development Company.  During the nine months ended September 30, 2010 and 2009, we were charged approximately $37,000 and $55,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 2,220 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $77,000 from NTS Development Company for each of the three months ended September 30, 2010 and 2009, respectively.  We recognized rents of approximately $231,000 and $229,000 from NTS Development Company for the nine months ended September 30, 2010 and 2009, respectively.  The average per square foot rental rate for similar office space in NTS Center as of September 30, 2010 was $14.38 per square foot.

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

	(Unaudited)
	Three Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$151,245	$1,361,183	$10,123,333	$(8,903)	$11,626,858
Tenant reimbursements	24,170	584,734	-	-	608,904

Total revenue	175,415	1,945,917	10,123,333	(8,903)	12,235,762

Operating expenses and operating expenses reimbursed to affiliate	43,393	665,099	3,956,845	-	4,665,337
Management fees	7,696	88,964	510,962	-	607,622
Property taxes and insurance	14,397	263,910	1,300,723	31,839	1,610,869
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	599,943	599,943
Depreciation and amortization	41,671	457,137	3,966,577	-	4,465,385

Total operating expenses	107,157	1,475,110	9,735,107	631,782	11,949,156

Operating income (loss)	68,258	470,807	388,226	(640,685)	286,606

Interest and other income	-	764	33,675	16,073	50,512
Interest expense	(24,306)	(153,672)	(2,988,603)	(40,356)	(3,206,937)
Loss on disposal of assets	-	(7,329)	(81,751)	-	(89,080)
Loss from investments in tenants in common	-	-	(493,948)	-	(493,948)

Income (loss) from continuing operations	43,952	310,570	(3,142,401)	(664,968)	(3,452,847)
Discontinued operations, net	(329)	(3,498)	-	-	(3,827)

Consolidated net income (loss)	43,623	307,072	(3,142,401)	(664,968)	(3,456,674)
Net loss attributable to noncontrolling interests	-	-	(258,841)	-	(258,841)

Net income (loss)	$43,623	$307,072	$(2,883,560)	$(664,968)	$(3,197,833)

Land, buildings and amenities, net	$3,739,875	$26,847,248	$249,679,898	$-	$280,267,021

	(Unaudited)
	Three Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$155,326	$1,269,604	$9,839,388	$(7,276)	$11,257,042
Tenant reimbursements	26,025	424,169	-	-	450,194

Total revenue	181,351	1,693,773	9,839,388	(7,276)	11,707,236

Operating expenses and operating expenses reimbursed to affiliate	30,919	677,819	3,750,472	-	4,459,210
Management fees	8,758	78,746	486,766	-	574,270
Property taxes and insurance	15,617	230,421	1,354,078	31,840	1,631,956
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	472,705	472,705
Depreciation and amortization	40,062	435,490	4,042,910	-	4,518,462

Total operating expenses	95,356	1,422,476	9,634,226	504,545	11,656,603

Operating income (loss)	85,995	271,297	205,162	(511,821)	50,633

Interest and other income	-	437	16,655	70,119	87,211
Interest expense	(89,014)	(501,961)	(2,487,932)	8,379	(3,070,528)
Loss on disposal of assets	-	(91,865)	(17,852)	-	(109,717)
Loss from investments in tenants in common	-	-	(551,925)	-	(551,925)

Loss from continuing operations	(3,019)	(322,092)	(2,835,892)	(433,323)	(3,594,326)
Discontinued operations, net	141,229	84,337	-	-	225,566

Consolidated net income (loss)	138,210	(237,755)	(2,835,892)	(433,323)	(3,368,760)
Net loss attributable to noncontrolling interests	-	-	(228,256)	-	(228,256)

Net income (loss)	$138,210	$(237,755)	$(2,607,636)	$(433,323)	$(3,140,504)

Land, buildings and amenities, net	$3,893,481	$27,969,523	$262,546,488	$-	$294,409,492

	(Unaudited)
	Nine Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$459,204	$4,189,438	$29,571,049	$(26,708)	$34,192,983
Tenant reimbursements	87,645	1,384,870	-	-	1,472,515

Total revenue	546,849	5,574,308	29,571,049	(26,708)	35,665,498

Operating expenses and operating expenses reimbursed to affiliate	136,919	2,014,471	11,551,122	-	13,702,512
Management fees	24,501	255,876	1,477,100	-	1,757,477
Property taxes and insurance	40,163	784,864	3,772,980	95,519	4,693,526
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,841,471	1,841,471
Depreciation and amortization	124,780	1,390,442	12,032,691	-	13,547,913

Total operating expenses	326,363	4,445,653	28,833,893	1,936,990	35,542,899

Operating income (loss)	220,486	1,128,655	737,156	(1,963,698)	122,599

Interest and other income	-	1,594	56,194	57,647	115,435
Interest expense	(99,079)	(481,511)	(8,888,439)	(194,789)	(9,663,818)
Loss on disposal of assets	-	(29,816)	(116,712)	-	(146,528)
Loss from investments in tenants in common	-	-	(1,432,075)	-	(1,432,075)

Income (loss) from continuing operations	121,407	618,922	(9,643,876)	(2,100,840)	(11,004,387)
Discontinued operations, net	115,173	(90,970)	-	-	24,203
Gain on sale of discontinued operations	534,884	1,248,398	-	-	1,783,282

Consolidated net income (loss)	771,464	1,776,350	(9,643,876)	(2,100,840)	(9,196,902)
Net loss attributable to noncontrolling interests	-	-	(823,519)	-	(823,519)

Net income (loss)	$771,464	$1,776,350	$(8,820,357)	$(2,100,840)	$(8,373,383)

Land, buildings and amenities, net	$3,739,875	$26,847,248	$249,679,898	$-	$280,267,021

	(Unaudited)
	Nine Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$458,855	$3,861,557	$27,301,802	$(23,780)	$31,598,434
Tenant reimbursements	81,880	1,271,794	-	-	1,353,674

Total revenue	540,735	5,133,351	27,301,802	(23,780)	32,952,108

Operating expenses and operating expenses reimbursed to affiliate	111,157	1,983,050	9,455,019	-	11,549,226
Management fees	26,953	251,041	1,352,993	-	1,630,987
Property taxes and insurance	44,248	662,135	4,114,188	95,619	4,916,190
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,907,059	1,907,059
Depreciation and amortization	124,607	1,325,855	11,337,730	-	12,788,192

Total operating expenses	306,965	4,222,081	26,259,930	2,002,678	32,791,654

Operating income (loss)	233,770	911,270	1,041,872	(2,026,458)	160,454

Interest and other income	155	2,234	34,233	189,737	226,359
Interest expense	(268,636)	(1,459,414)	(7,000,656)	78,807	(8,649,899)
Loss on disposal of assets	-	(102,423)	(20,455)	-	(122,878)
Loss from investments in tenants in common	-	-	(1,654,142)	-	(1,654,142)

Loss from continuing operations	(34,711)	(648,333)	(7,599,148)	(1,757,914)	(10,040,106)
Discontinued operations, net	380,217	(114,317)	-	-	265,900

Consolidated net income (loss)	345,506	(762,650)	(7,599,148)	(1,757,914)	(9,774,206)
Net loss attributable to noncontrolling interests	-	-	(260,108)	-	(260,108)

Net income (loss)	$345,506	$(762,650)	$(7,339,040)	$(1,757,914)	$(9,514,098)

Land, buildings and amenities, net	$3,893,481	$27,969,523	$262,546,488	$-	$294,409,492

Note 14 - Subsequent Events

On October 15, 2010, we signed a lease agreement with an unaffiliated third party to lease approximately 75,000 square feet of commercial leasing space at our NTS Center office building.  The lease obligates us to pay an aggregate amount of $1.1 million in lease commissions and tenant allowances.  We expect to fund this amount from cash on hand, cash generated by operations or borrowings on our debt.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from our recent property sales, cash on hand, cash from operations or borrowings on new or existing debt.  We anticipate the joint venture entering into a $10.5 million construction financing agreement with a bank.  The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 29, 2010, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2010.

Results of Operations

As of September 30, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 6 commercial properties, 14 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended September 30, 2010 and 2009 were approximately $3.2 million and $3.1 million, respectively.  Net loss for the three months ended September 30, 2010 as compared to September 30, 2009 was primarily due to a $0.2 million increase in results of operations in the multifamily segment, a $0.2 million decrease in the retail and commercial discontinued operations, net, a $0.1 million increase in overall interest expense and a $0.1 million increase in professional fees. The decrease was offset by a $0.3 million increase in results of operations in the commercial segment and a $0.1 million decrease in loss from investments in tenants in common.  There were no other material offsetting changes in net loss for the three months ended September 30, 2010 and 2009.

Net losses for the nine months ended September 30, 2010 and 2009 were approximately $8.4 million and $9.5 million, respectively.  The change in net loss for the nine months ended September 30, 2010 as compared to September 30, 2009 was primarily due to a $1.3 million increase in gain on sale of discontinued operations and a $0.3 million increase in results of operations, net of gain, across the commercial segment, a $0.5 million increase in gain on sale of discontinued operations offset by a $0.3 million decrease in discontinued operations, net, across the retail segment.  The change is also due to a $0.1 million decrease in professional fees offset by a $0.1 million decrease in interest and other income from the satisfaction of the $2.5 million note receivable from an unaffiliated third party.  There was a $1.0 million increase in overall interest expense which is primarily a $1.9 million increase in the multifamily segment offset by a $1.0 million decrease in the commercial segment, primarily related to additional borrowings and our acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions”, a $0.2 million increase in results of operations across the multifamily segment, a $0.2 million decrease in loss from investments in tenants in common.  There were no other material offsetting changes in net loss for the nine months ended September 30, 2010 and 2009.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2010 and 2009.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$175,415	$1,945,917	$10,123,333	$(8,903)	$12,235,762
Operating expenses and operating expenses reimbursed to affiliate	43,393	665,099	3,956,845	-	4,665,337
Depreciation and amortization	41,671	457,137	3,966,577	-	4,465,385
Total interest expense	(24,306)	(153,672)	(2,988,603)	(40,356)	(3,206,937)
Net income (loss)	43,623	307,072	(2,883,560)	(664,968)	(3,197,833)

	(Unaudited)
	Three Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$181,351	$1,693,773	$9,839,388	$(7,276)	$11,707,236
Operating expenses and operating expenses reimbursed to affiliate	30,919	677,819	3,750,472	-	4,459,210
Depreciation and amortization	40,062	435,490	4,042,910	-	4,518,462
Total interest expense	(89,014)	(501,961)	(2,487,932)	8,379	(3,070,528)
Net income (loss)	138,210	(237,755)	(2,607,636)	(433,323)	(3,140,504)

	(Unaudited)
	Nine Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$546,849	$5,574,308	$29,571,049	$(26,708)	$35,665,498
Operating expenses and operating expenses reimbursed to affiliate	136,919	2,014,471	11,551,122	-	13,702,512
Depreciation and amortization	124,780	1,390,442	12,032,691	-	13,547,913
Total interest expense	(99,079)	(481,511)	(8,888,439)	(194,789)	(9,663,818)
Net income (loss)	771,464	1,776,350	(8,820,357)	(2,100,840)	(8,373,383)

	(Unaudited)
	Nine Months Ended September 30, 2009
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$540,735	$5,133,351	$27,301,802	$(23,780)	$32,952,108
Operating expenses and operating expenses reimbursed to affiliate	111,157	1,983,050	9,455,019	-	11,549,226
Depreciation and amortization	124,607	1,325,855	11,337,730	-	12,788,192
Total interest expense	(268,636)	(1,459,414)	(7,000,656)	78,807	(8,649,899)
Net income (loss)	345,506	(762,650)	(7,339,040)	(1,757,914)	(9,514,098)

Occupancy levels at our continuing properties by segment as of September 30, 2010 and 2009 were as follows:

	2010	2009
Commercial	75%	76%
Multifamily	97%	95%
Retail	100%	100%

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commercial	75%	75%	76%	75%
Multifamily	97%	95%	96%	93%
Retail	100%	98%	100%	98%

We believe the remaining changes in occupancy on September 30 and in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend or uncertainty.

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and nine months ended September 30, 2010 and 2009.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2010 and 2009 were approximately $12.2 million and $11.7 million, respectively. Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $35.7 million and $33.0 million, respectively. The increase of $0.5 million, or 4%, for the three months ended September 30, 2010 and 2009 was primarily the result of a $0.3 million increase in rental income across the multifamily segment primarily related to an overall increase in occupancy and a $0.3 million increase in rental income and tenant reimbursements across the commercial segment primarily related to an increase in tenant reimbursements.  The increase of $2.7 million, or 8%, for the nine months ended September 30, 2010 and 2009 was primarily the result of a $2.3 million increase in rental income across the multifamily segment primarily related to our 2009 acquisitions and a $0.4 million increase in rental income and tenant reimbursements across the commercial segment primarily related to an increase in occupancy at Lakeshore Business Center Phase II.  There were no other material offsetting changes in rental income and tenant reimbursements from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2010 and 2009 were approximately $3.4 million and $3.1 million, respectively.  Operating expenses from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $9.8 million and $7.9 million, respectively.  The increase of $0.3 million, or 10%, for the three months ended September 30, 2010 and 2009 was primarily the result of a $0.2 million increase in operating expenses across the multifamily segment primarily related to an increase in repairs and maintenance.  The increase of $1.9 million, or 24%, for the nine months ended September 30, 2010 and 2009 was primarily the result of a $1.2 million increase in operating expenses from our 2009 acquisitions and a $0.7 million increase in operating expenses across the remaining multifamily segment primarily related to an increase in repairs and maintenance.  There were no other material offsetting changes in operating expenses from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Operating expenses reimbursed to affiliate from continuing operations for each of the three months ended September 30, 2010 and 2009 were approximately $1.3 million.  Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $3.9 million and $3.6 million, respectively.  The increase of $0.3 million, or 8%, for the nine months ended September 30, 2010 and 2009 was primarily the result of a $0.3 million increase in operating expenses reimbursed to affiliate from our 2009 acquisitions.  There were no other material offsetting changes in operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2010 and 2009.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Property	$890,000	$879,000	$2,675,000	$2,436,000
Multifamily Leasing	180,000	184,000	506,000	459,000
Administrative	201,000	238,000	650,000	701,000
Other	21,000	13,000	82,000	33,000

Total	$1,292,000	$1,314,000	$3,913,000	$3,629,000

Management Fees

Management fees from continuing operations for each of the three months ended September 30, 2010 and 2009 were approximately $0.6 million.  Management fees from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $1.8 million and $1.6 million, respectively.  The increase of $0.2 million, or 13%, for the nine months ended September 30, 2010 and 2009 was primarily the result of our 2009 acquisitions.  There were no other material offsetting changes in management fees from continuing operations for the nine months ended September 30, 2010 and 2009.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for each of the three months ended September 30, 2010 and 2009 were approximately $1.6 million.  Property taxes and insurance from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $4.7 million and $4.9 million, respectively.  The decrease of $0.2 million, or 4%, for the nine months ended September 30, 2010 and 2009 was primarily the result of a $0.4 million decrease in property taxes at Willow Lake Apartments, Lake Clearwater Apartments and Castle Creek Apartments due to tax rate reductions during the nine months ended September 30, 2010.  The decrease was partially offset by a $0.2 million increase in property taxes and insurance from our 2009 acquisitions and an increase in insurance of approximately $0.1 million at our Lakeshore Business Center properties.  There were no other material offsetting changes in property taxes and insurance from continuing operations for the nine months ended September 30, 2010 and 2009.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2010 and 2009 were approximately $0.2 million and $0.1 million, respectively.  Professional and administrative expenses from continuing operations for the nine months ended September 30, 2010 and 2009 were approximately $0.6 million and $0.8 million, respectively.  The increase of $0.1 million for the three months ended September 30, 2010 and 2009 was primarily due to an overall increase in professional fees.  The decrease of $0.2 million, or 25%, for the nine months ended September 30, 2010 and 2009 was primarily due to an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the three months ended September 30, 2010 and 2009 were approximately $0.4 million.  Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the nine months ended September 30, 2010 and 2009 were approximately $1.2 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate from continuing operations for the three and nine months ended September 30, 2010 and 2009.

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

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Finance	$107,000	$84,000	$315,000	$277,000
Accounting	187,000	183,000	580,000	546,000
Investor Relations	68,000	64,000	201,000	217,000
Human Resources	4,000	4,000	11,000	12,000
Overhead	52,000	32,000	131,000	100,000

Total	$418,000	$367,000	$1,238,000	$1,152,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for each of the three months ended September 30, 2010 and 2009 was approximately $4.5 million.  Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2010 and 2009 was approximately $13.5 million and $12.8 million, respectively.  The increase of $0.7 million, or 5%, was primarily due to our 2009 acquisitions of approximately $0.9 million partially offset by a decrease in intangible amortization at Shelby Farms Apartments of approximately $0.2 million.  There were no other material offsetting changes in depreciation and amortization from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Interest and Other Income

Interest and other income from continuing operations for the three months ended September 30, 2010 and 2009 were approximately $0.1 million.  Interest and other income from continuing operations for the nine months ended September 30, 2010 and 2009 was approximately $0.1 million and $0.2 million, respectively.  The decrease of $0.1 million, or 50%, was primarily due to a decrease in interest income earned on our unaffiliated notes receivable.  There were no other material offsetting changes in interest and other income from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2010 and 2009 was approximately $3.2 million and $3.1 million, respectively.  Interest expense from continuing operations for the nine months ended September 30, 2010 and 2009 was approximately $9.7 million and $8.6 million, respectively.  The increase of $0.1 million, or 3%, for the three months ended September 30, 2010 and 2009 was primarily due to increased interest expense of $0.3 million related to our increased level of borrowings over the periods partially offset by decreased interest expense of $0.2 million primarily due to the repayment of our revolving notes payable and the payoff of a mortgage payable to a bank.  The increase of $1.1 million, or 13%, for the nine months ended September 30, 2010 and 2009 was primarily due to increased interest expense of $0.9 million related to our increased level of borrowings over the periods and $0.4 million for our 2009 acquisitions.  In addition, there was an increase of approximately $0.1 million of loan cost amortization expense.  The increase was partially offset by decreased interest expense of $0.3 million for the interest rate swap that expired in September 2009, revolving note payable and mortgages payable to a bank.  There were no other material offsetting changes in interest expense from continuing operations for the three and nine months ended September 30, 2010 and 2009.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2010 and 2009 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2010 loss on disposal of assets was due to the retirement of mailboxes, roofs, microwaves, jacuzzis, lights, exterior signs, and heating and air conditioning units.  The 2009 loss on disposal of assets was due to the retirement of exterior lighting, HVAC units and property handrails.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three and nine months ended September 30, 2010 and 2009 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2010 was approximately $4,000 and net income from discontinued operations for the three months ended September 30, 2009 was approximately $0.2 million.  Net income from discontinued operations for the nine months ended September 30, 2010 and 2009 was approximately $24,000 and $0.3 million, respectively.  Discontinued operations, net for the three and nine months ended September 30, 2010 and 2009 include the net operating results for the properties previously sold as listed below.

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the nine months ended September 30, 2010 was approximately $1.8 million due to the sale of the Sears Office Building in June 2010 and the sale of the Outlet Mall in March 2010.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from our revolving notes payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The following table summarizes our approximate sources/uses of cash flow for the nine months ended September 30, 2010 and 2009.

	(Unaudited)
	Nine Months Ended September 30,
	2010	2009
Operating activities	$1,767,000	$5,904,000
Investing activities	4,455,000	(33,926,000)
Financing activities	(14,131,000)	29,359,000

Net (decrease) increase in cash and equivalents	$(7,909,000)	$1,337,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $1.8 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The change of $4.1 million was primarily due to reserving restricted cash from the proceeds of our sale of our Sears Office Building (June 2010) to be used to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like-kind” replacement property in order to defer recognition of gain for federal tax purposes.  We also had an increase in cash used of $1.2 million to satisfy accounts payable and accounts payable due to affiliate and $0.7 million used to fund operations.  Our cash used is partially offset by a decrease of approximately $0.6 million to fund lender-held cash escrows and an aggregate of approximately $0.7 million due to decreases in prepaid insurance, intangible amortization, leasing commissions and refundable deposits and $0.2 million provided by a decrease in accounts receivable.

Cash Flow from Investing Activities

Net cash provided by investing activities was approximately $4.5 million for the nine months ended September 30, 2010 as compared to cash used in investing activities of approximately $33.9 million for the nine months ended September 30, 2009.  The change of $38.4 million was primarily due to our 2009 acquisitions of approximately $32.2 million, proceeds from the sale of our Outlet Mall retail property (March 2010) and the sale of our Sears Office Building (June 2010) of $7.3 million, which was partially offset by an increase in cash used of approximately $0.9 million for additions to land, buildings and amenities and a $0.2 million increase in cash used to fund joint venture operations.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $14.1 million for the nine months ended September 30, 2010 as compared to cash provided by financing activities of approximately $29.4 million for the nine months ended September 30, 2009.  The change of $43.5 million was primarily due to a decrease in cash provided of $24.2 million to fund 2009 acquisitions, the change in cash used of $12.5 million on our revolving notes payable, the change in cash contributed, net of distributions, of approximately $5.5 million from our noncontrolling interest holders, cash used of $2.2 million in additional principal payments on our mortgages payable, partially offset by a decrease in principal payments on our mortgages payable of $0.5 million and a decrease in loan cost additions of $0.6 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $3.3 million on September 30, 2010.

At September 30, 2010, proceeds of approximately $3.6 million from the sale of our Sears Office Building were held by a third party qualified intermediary to be invested in replacement “like-kind” property.  These funds are included in cash and equivalents - restricted at September 30, 2010.  Our ability to successfully invest the proceeds in accordance with Section 1031 of the Internal Revenue Code and qualify the proceeds for deferral of gain recognition for federal income tax purposes is dependent on many factors and there can be no assurance that we will be successful in doing so.  We are required to complete the purchase of replacement property by December 27, 2010 to qualify the Sears Office Building proceeds for deferral of gain recognition.

We expect to meet our short-term liquidity requirements for normal operating expenses from cash generated by operations.  In addition, we anticipate generating proceeds from borrowing activities, property sales and/or equity offerings to provide funds for payment of certain debts and obligations.  We expect to incur capital costs related to leasing space and making improvements to properties and expect to meet these obligations with the use of funds held in escrow by lenders, proceeds from property sales and/or borrowing activities.

We have approximately $15.1 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  It is our intention to extend, repay or refinance this debt at market terms available at the time of the maturities.  We are in active discussions with several lenders to address this maturing debt.  We believe that we will be able to refinance this debt; however, there is no assurance that we will obtain terms similar to those of the expiring debt and we may have to incur interest rates that are higher than the rates on the expiring debt.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

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

On September 14, 2010, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on October 15, 2010, to limited partners of record at the close of business on September 30, 2010.

We pay distributions, if and when, authorized by our managing general partner using proceeds from advances drawn on our revolving note payable to a bank.

Pursuant to leasing agreements signed on or before September 30, 2010, we are obligated to incur expenditures of approximately $1.8 million which we expect to be funded by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our note and mortgage payable coming due in the next twelve months.

In addition to the $8.2 million revolving note payable to a bank due June 1, 2011, we continue to have our $10.0 million revolving note payable to a bank due May 31, 2011.  As of September 30, 2010, we did not have a balance on either the $8.2 million revolving note payable or the $10.0 million revolving note payable.

The aggregate availability on our revolving notes payable was approximately $18.2 million as of September 30, 2010.

We intend to seek a renewal of our expiring $10.0 million and $8.2 million revolving notes payable to a bank due in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

We expect to receive $1.0 million on May 1, 2011 to satisfy our unaffiliated note receivable.

On October 15, 2010, we signed a lease agreement with an unaffiliated third party to lease approximately 75,000 square feet of commercial leasing space at our NTS Center office building.  The lease obligates us to pay an aggregate amount of $1.1 million in lease commissions and tenant allowances.  We expect to fund this amount from cash on hand, cash generated by operations or borrowings on our debt.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from our recent property sales, cash on hand, cash from operations or borrowings on new or existing debt.  We anticipate the joint venture entering into a $10.5 million construction financing agreement with a bank.  The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

Property Transactions

Acquisitions

During the nine months ended September 30, 2010, we did not acquire any properties.  During the nine months ended September 30, 2009, we made the following property acquisitions:

Property — Multifamily	Location	Units	Date of Purchase	Purchase Price
Sabal Park Apartments (1)	Longwood, FL	162	June 11, 2009	$13,000,000
Golf Brook Apartments (2)	Longwood, FL	195	June 11, 2009	19,500,000

(1)         Financed by a mortgage payable to a bank of $9.6 million.  We own a 51% joint venture interest in this property.

(2)         Financed by a mortgage payable to a bank of $14.6 million.  We own a 51% joint venture interest in this property.

Dispositions

During the nine months ended September 30, 2010, we made the following property dispositions:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  Substantially all of our debt bears interest at a fixed rate, with the exception of approximately $39.3 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.4 million annually.  The average variable interest rate at September 30, 2010 was 3.70%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2010, 66,600 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2009.  The table below summarizes activity pursuant to these plans for the quarterly period ended September 30, 2010.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2010	1,000		$3.70	469,091	(2)		(1)

August 2010	6,000		$3.85	475,091	(2)		(1)

September 2010	-	$	N/A	475,091	(2)		(1)

Total	7,000		$3.83	475,091	(2)		(1)

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
		Date:	November 3, 2010

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer and Principal Accounting Officer
		Date:	November 3, 2010