Form 10-K
period 2010-12-31
NTS REALTY HOLDINGS LP
filed 2011-03-31
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of June 30, 2010, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $15,918,168, based on the closing price of the NYSE Amex.  As of March 30, 2011, there were 11,380,760 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2011 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 - BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a Delaware limited partnership in 2003, but had no operations and a limited amount of assets until December 28, 2004.  On that date, a series of predecessor partnerships merged with us, while other entities affiliated with our general partners contributed assets and liabilities to us.  On December 29, 2004, our limited partnership units (the “Units”) began to be listed for trading on the American Stock Exchange under the trading symbol “NLP.”  Our Units currently are listed on the NYSE Amex, which is the American Stock Exchange’s successor.  As used in this Form 10-K, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, subsidiaries and its interests in consolidated and unconsolidated joint venture investments or interest in properties held as tenants in common with an unaffiliated third party.

At December 31, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 23 properties, comprised of 6 office and business centers, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet.  We own multifamily properties containing 4,391 rental units and retail properties containing approximately 47,000 square feet.

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

We do not have any employees.  NTS Development Company or its affiliate, NTS Management Company (“NTS Development”), affiliates of our general partners, oversee and manage the day-to-day operations of our properties pursuant to various management agreements.  Pursuant to these agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development receives fees under separate management agreements for each of our consolidated joint venture properties and unconsolidated joint venture properties and our properties owned as a tenant in common with an unaffiliated third party, as well as properties owned by our wholly-owned subsidiaries.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated joint venture properties and properties owned by our wholly-owned subsidiaries.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  Also pursuant to the management agreements, NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition of our properties owned as a tenant in common with an unaffiliated third party under their respective management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full-time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse NTS Development Company for actual costs of employee services incurred for our benefit.

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

As noted above, “net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter.  NTS Realty Capital may establish these reserves for, among other things, working capital or capital improvement needs.  Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future.  For example, our partnership agreement permits our managing general partner to reinvest sales or refinancing proceeds in new and existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols, Chairman of the Board of NTS Realty Capital, our managing general partner.  As of December 31, 2010, Mr. Nichols beneficially owns approximately 60.7% of the issued and outstanding limited partnership units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  These affiliates may acquire additional properties in the future, which may be located adjacent to properties that we acquired in the merger or contribution.

Environmental Matters

We believe that our portfolio of properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  Independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties that we acquired in the merger and all properties and interests in properties acquired by us since the merger.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties.  These assessments may not, however, have revealed all environmental conditions, liabilities or compliance concerns.

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

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Forward-looking statements

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance.  Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell properties, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other material released to the public.

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

As of December 31, 2010, Mr. J.D. Nichols beneficially owns approximately 60.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their Units over their current trading prices.

Adverse economic conditions and disruptions in the function of credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general economic recovery. These current conditions, or similar conditions existing in the future, may have the following consequences:

•                                          the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•                                          economic recovery could falter or significant job losses may occur, either of which may decrease rental demand, causing market rental rates and property values to be negatively impacted;

•                                          our ability to borrow on terms and conditions that we find acceptable, or at all, may be affected, which could reduce our ability to pursue acquisition opportunities and refinance existing debt, reduce our returns from our acquisitions and increase our future interest expense;

•                                          any reduction in the values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•                                          the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold them.

Potential reforms to Fannie Mae and Freddie Mac could adversely affect our performance.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae or Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale.  Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market’s perception of Fannie Mae and Freddie Mac, which guarantee and provide liquidity for these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations.

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

Our partnership agreement requires us to distribute at least sixty-five percent (65%) of our “net cash flow from operations” to our limited partners.  There is no assurance that we will have any “net cash flow from operations” from which to pay distributions.  Our partnership agreement also permits our managing general partner to reinvest sales or refinance proceeds in new or existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

Changes in market conditions could adversely affect the market price of our limited partnership units.

As with other publicly traded securities, the value of our limited partnership units depends on various market conditions that may change from time to time.  Among the market conditions that may affect the value of our limited partnership units are the following:

•                  the extent of investor interest in our securities;

•                  the general reputation of real estate and the attractiveness of our limited partnership units in comparison to other equity securities, including securities or other limited partnership units issued by other real estate-based companies;

•                  our underlying asset value;

•                  investor confidence in the stock and bond markets, generally;

•                  national economic conditions;

•                  changes in tax laws;

•                  our financial performance;

•                  changes in our credit ratings; and

•                  general stock and bond market conditions.

The market value of our limited partnership units is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our limited partnership units may trade at prices that are greater or less than our net asset value per limited partnership units.  If our future earnings or cash distributions are less than expected, it is likely that the market price of our limited partnership units will diminish.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate.  However, the physical effects of climate change could have a material adverse effect on our properties, operations and business.  To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and wide variations in temperatures from average.  Over time, these conditions could result in declining demand for office space or apartments in our buildings or our inability to operate the buildings at all.  Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties.  There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Competition for acquisitions may result in increased prices for properties.

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, and this competition may adversely affect us by subjecting us to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and other real estate investors; and

•                  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.

Risks Related to Our Business and Properties

We may suffer losses at our properties that are not covered by insurance.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties.  We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, our lenders’ requirements and industry practice.  None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold.  Some of the policies, like those covering losses due to terrorism, earthquakes and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property.  In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

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

These environmental laws also govern the presence, maintenance and removal of asbestos containing building materials, or “ACBM.”  These laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators who fail to comply with these requirements.  These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.  Some of our properties could contain ACBM.  We operate our properties under Operations and Maintenance Plans as required by our lenders.

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

We are dependent upon the economic climates of our markets—Atlanta, Ft. Lauderdale, Indianapolis, Lexington, Louisville, Memphis, Nashville, Orlando and Richmond.

Substantially all of our revenue is derived from properties located in: Atlanta, Ft. Lauderdale, Indianapolis, Lexington, Louisville, Memphis, Nashville, Orlando and Richmond.  A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space or apartment rentals.  Because our portfolio consists primarily of apartments and commercial office space, a decrease in demand for these types of real estate in turn could adversely affect our results of operations.  Additionally, there are submarkets within our markets that are dependent upon a limited number of industries.  For example, most of our apartment communities are classified as luxury apartments and if a downturn affecting luxury rentals were to occur, as opposed to mid-level or efficiency apartments, our results of operations could be adversely affected.

Our expenditures may not decrease if our revenue decreases.

Many of the expenditures associated with owning and operating real estate, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue.  Our expenditures also will be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period.  In the event of a significant decrease in demand, we may not be able to reduce the level of certain costs timely or at all.  Management also may be unable to offset any such increased expenditures with higher rental rates.  Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our properties.

From time to time we have made, and in the future we may seek to make, one or more material acquisitions, which may involve the expenditure of significant funds.

We regularly review potential transactions in order to maximize limited partner value and believe that currently there are available a number of acquisition opportunities that would be complementary to our business, given the current trends in the apartment industry.  In connection with our review of such transactions, we regularly engage in discussions with potential acquisition candidates, some of which are material.  Any future acquisitions could require the issuance of limited partnership units, the incurrence of debt, assumption of contingent liabilities or incurrence of significant expenditures, any of which could materially adversely impact our business, financial condition or results of operations. In addition, the financing required for such acquisitions may not be available on commercially favorable terms or at all.

Covenants related to our indebtedness limit our operational flexibility and breaches of these covenants could materially adversely affect our business, results of operations and financial condition.

Our unsecured and secured debt and other indebtedness that we may incur in the future, require or will require us to comply with a number of customary financial and other covenants, including maintaining certain levels of debt service coverage, leverage ratio and tangible net worth requirements.  Our continued ability to incur indebtedness and operate in general is subject to compliance with these financial and other covenants, which limit our operational flexibility.  For example, mortgages on our properties contain customary covenants such as those that limit or restrict our ability, without the consent of the lender, to further encumber or sell the applicable properties, or to replace the applicable tenant or operator.  Breaches of certain covenants may result in defaults under the mortgages on our properties and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee.  Additionally, defaults under the leases or operating agreements related to mortgaged properties, including defaults associated with the bankruptcy of the applicable tenant or tenants, may result in a default under the underlying mortgage and cross-defaults under certain of our other indebtedness.  Covenants that limit our operational flexibility as well as defaults under our debt instruments could materially adversely affect our business, results of operations and financial condition.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

General

We own wholly, as a tenant in common with an unaffiliated third party or as a joint venture investment, 6 office buildings and business centers, 15 multifamily properties and 2 retail properties.  Set forth below is a description of each property:

Wholly-Owned Properties

Office Buildings and Business Centers

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 124,800 net rentable square feet in Louisville, Kentucky.  As of December 31, 2010, there were 8 tenants leasing office space aggregating approximately 70,400 square feet, including 5,400 square feet which was leased but unoccupied.  NTS Center’s tenants are professional service entities, principally in real estate, secondary education and information services.  One of these tenants individually leases more than 10% of the net rentable area at NTS Center.  NTS Center was 56% occupied as of December 31, 2010.

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2010, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2010.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,300 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2010, there were 12 tenants leasing space aggregating approximately 78,500 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 78% occupied as of December 31, 2010.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 95,700 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2010, there were 18 tenants leasing space aggregating approximately 75,200 square feet.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial and engineering services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 79% occupied as of December 31, 2010.

•                  Lakeshore Business Center Phase III, which was constructed  in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2010, there were 4 tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally in insurance services, consulting services, real estate development and engineering.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2010.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 197,000 net rentable square feet in Atlanta, Georgia.  As of December 31, 2010, there were 37 tenants leasing space aggregating approximately 142,600 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually leases more than 10% of the net rentable area at Peachtree Corporate Center.  Peachtree Corporate Center was 72% occupied as of December 31, 2010.

Multifamily Properties

•                  Park Place Apartments, which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989, and Phase III was constructed in 2000.  As of December 31, 2010, the property was 98% occupied.

•                  The Willows of Plainview Apartments, which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on two tracts of land totaling 19.1-acres in Louisville, Kentucky.  As of December 31, 2010, the property was 98% occupied.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  As of December 31, 2010, the property was 99% occupied.

•                  The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  As of December 31, 2010, the property was 97% occupied.

•                  The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  As of December 31, 2010, the property was 97% occupied.

•                  The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on 12.1-acre tract in Nashville, Tennessee.  As of December 31, 2010, the property was 97% occupied.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Richmond, Virginia.  As of December 31, 2010, the property was 91% occupied.

•                  Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 16-acre tract in Indianapolis, Indiana.  As of December 31, 2010, the property was 99% occupied.

•                  Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  As of December 31, 2010, the property was 95% occupied.

•                  Parks Edge Apartments (formerly Shelby Farms Apartments), which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30.2-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007.  As of December 31, 2010, the property was 96% occupied.

•                  Lakes Edge Apartments, which was purchased in 2010 and constructed in 2000, is a 362-unit luxury apartment complex located on a 31.6-acre tract in Orlando, Florida.  As of December 31, 2010, the property was 91% occupied.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is an approximately 35,000 square foot facility in Louisville, Kentucky.  As of December 31, 2010, one tenant was leasing all 35,000 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Bed, Bath & Beyond was 100% occupied as of December 31, 2010.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2010, there were 7 tenants leasing space aggregating all 12,000 square feet.  The tenants are professional service entities, principally in staffing, financial, medical equipment sales and political campaigns.  Three of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 100% occupied as of December 31, 2010.

Consolidated Joint Venture Properties

Multifamily Properties

•                  Golf Brook Apartments, which was purchased in 2009 and constructed between 1987 and 1988, is a 195-unit luxury apartment complex located on a 19.2-acre tract in Orlando, Florida.  As of December 31, 2010, the property was 96% occupied.  We own a 51% interest in this property.

•                  Sabal Park Apartments, which was purchased in 2009 and constructed in 1986, is a 162-unit luxury apartment complex located on a 14.3-acre tract in Orlando, Florida.  As of December 31, 2010, the property was 95% occupied.  We own a 51% interest in this property.

Unconsolidated Investment in Tenants In Common Properties

Multifamily Properties

•                  The Overlook at St. Thomas Apartments, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  As of December 31, 2010, the property was 98% occupied.  We own a 60% tenant in common interest in this property.

•                  Creek’s Edge at Stony Point Apartments, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  As of December 31, 2010, the property was 88% occupied.  We own a 51% tenant in common interest in this property.

Property Under Construction

Office Building

•      Campus One LLC, which was formed in 2010, is constructing an approximately 125,000 square foot office building in Louisville, Kentucky.  First occupancy is expected in 2012. We own a 49% interest in this property.

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2010	2009	2008
COMMERCIAL BUILDING OCCUPANCY
NTS Center (1)	57%	52%	87%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	82%	89%	86%
Lakeshore Business Center Phase II	79%	65%	73%
Lakeshore Business Center Phase III	100%	100%	100%
Peachtree Corporate Center	71%	76%	82%
COMMERCIAL PORTFOLIO OCCUPANCY	76%	75%	85%
COMMERCIAL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.15	$11.50	$12.15

MULTIFAMILY OCCUPANCY
Park Place Apartments	95%	94%	96%
The Willows of Plainview Apartments	97%	96%	95%
Willow Lake Apartments	98%	94%	96%
The Lakes Apartments	96%	93%	94%
The Grove at Richland Apartments	97%	94%	95%
The Grove at Whitworth Apartments	97%	93%	94%
The Grove at Swift Creek Apartments	91%	88%	88%
Castle Creek Apartments	98%	92%	96%
Lakes Edge Apartments	91%	N/A	N/A
Lake Clearwater Apartments	96%	93%	95%
Parks Edge Apartments	98%	94%	90%
Golf Brook Apartments	93%	93%	N/A
Sabal Park Apartments	94%	92%	N/A
MULTIFAMILY PORTFOLIO OCCUPANCY	96%	93%	94%
MULTIFAMILY PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$11,090	$11,102	$11,263

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Springs Station	100%	94%	60%
RETAIL PORTFOLIO OCCUPANCY	100%	98%	90%
RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.99	$13.32	$12.70
COMMERCIAL AND RETAIL PORTFOLIO OCCUPANCY	77%	77%	85%
COMMERCIAL AND RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.23	$11.67	$12.19

MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON OCCUPANCY
The Overlook at St. Thomas Apartments	95%	93%	90%
Creek’s Edge at Stony Point Apartments	94%	91%	87%
MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON OCCUPANCY	95%	93%	89%
MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$11,729	$11,456	$11,802

(1)          We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  NTS Center was 56% occupied and 98% leased as of December 31, 2010.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2010.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent (1)	Lease Expiration
Social Security Administration (3)	16,197	$553,908	1.13%	11/30/19
Clarke Checks (2)	50,000	475,000	0.97%	08/31/15
EDI Telecom (3)	29,287	402,696	0.82%	03/31/18
Bed, Bath & Beyond (2)	34,953	400,503	0.82%	01/31/15
NTS Development Co (2)	22,270	307,400	0.63%	3/31/13
John J. Kirlin, Inc. (3)	20,135	271,942	0.55%	08/10/14
Patterson Dental Supply (3)	15,497	203,088	0.41%	10/31/13
Kimley-Horn & Associates (3)	12,061	172,291	0.35%	02/28/14
Reynolds, Smith and Hills, Inc. (3)	10,840	171,868	0.35%	12/31/13
First American Default (2)	11,137	161,306	0.33%	1/31/13

(1)          Annualized Base Rent means annual contractual rent.

(2)          A tenant of a Louisville, Kentucky property.

(3)          A tenant of a Fort Lauderdale, Florida property.

Lease Expirations

The following table sets forth the number of expiring leases, the total area in square feet covered by such leases, the annual rent represented by such leases and the percentage of gross annual rent represented by such leases for our commercial and retail properties.  We do not include the lease expirations for our multifamily properties as those lease contracts are typically for one year or less.

	Number of Expiring Leases	Square Feet of Expiring Leases	Annual Rent of Expiring Leases	Percentage of Gross Annual Rent of Expiring Leases
Expiration Year
2011	15	40,600	$445,000	7.2%
2012	20	75,000	852,000	13.9%
2013	26	154,000	1,888,000	30.8%
2014	13	61,700	740,000	12.1%
2015	6	92,700	917,000	14.9%
2016	2	8,600	55,000	0.9%
2017	2	17,400	280,000	4.6%
2018	1	29,300	406,000	6.6%
2019	1	16,200	554,000	9.0%
Thereafter	-	-	-	-
Total	86	495,500	$6,137,000	100%

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly, through a wholly-owned subsidiary, as a consolidated joint venture investment or as an unconsolidated investment in tenants in common as of December 31, 2010.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2010, the Libor Rate was 0.26%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Wholly-Owned Properties and Consolidated Joint Venture Properties	Interest Rate	Maturity Date	Balance as of December 31, 2010
Lakeshore Business Center Phases I, II and III (1)	Libor + 3.50%	06/01/11	$14,994,000
Clarke American (2)	8.45%	11/01/15	1,748,859
The Lakes Apartments (3)	5.11%	12/01/14	11,177,410
Parks Edge Apartments (4)	6.03%	09/01/18	26,328,500
Castle Creek Apartments (5)	5.40%	01/01/20	13,729,051
The Grove at Richland Apartments (6)	5.40%	01/01/20	26,677,537
The Grove at Swift Creek Apartments (7)	5.40%	01/01/20	16,643,819
The Grove at Whitworth Apartments (8)	5.40%	01/01/20	27,344,476
Lake Clearwater Apartments (9)	5.40%	01/01/20	11,253,969
Park Place Apartments (10)	5.40%	01/01/20	30,259,244
Willow Lake Apartments (11)	5.40%	01/01/20	10,814,283
The Willows of Plainview Apartments (12)	5.40%	01/01/20	17,705,980
Lakes Edge Apartments (15)	Libor + 3.00%	04/01/11	24,500,000
Golf Brook Apartments (13)	Libor + 3.33%	07/01/16	14,625,000
Sabal Park Apartments (14)	Libor + 3.50%	07/01/16	9,600,000
NTS Realty I (16)	Libor + 3.50%	06/01/11	6,026,602
NTS Realty II (17)	Libor + 2.50%	05/31/11	4,442,146
			$267,870,876

Unconsolidated Investment in Tenants In Common Properties
The Overlook at St. Thomas Apartments (18)	5.72%	04/11/17	$34,279,148
Creek’s Edge at Stony Point Apartments (19)	5.99%	11/15/17	$22,446,017

(1)	This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin. A balloon payment of $14,873,074 is due upon maturity.
(2)	This loan fully amortizes upon maturity.
(3)	A balloon payment of $10,313,012 is due upon maturity.
(4)	A balloon payment of $23,148,594 is due upon maturity.
(5)	A balloon payment of $11,646,720 is due upon maturity.
(6)	A balloon payment of $22,631,265 is due upon maturity.
(7)	A balloon payment of $14,119,395 is due upon maturity.
(8)	A balloon payment of $23,197,045 is due upon maturity.
(9)	A balloon payment of $9,547,040 is due upon maturity.
(10)	A balloon payment of $25,669,720 is due upon maturity.
(11)	A balloon payment of $9,174,043 is due upon maturity.
(12)	A balloon payment of $15,020,454 is due upon maturity.
(13)	A balloon payment of $12,993,378 is due upon maturity.
(14)	A balloon payment of $8,555,385 is due upon maturity.
(15)	A balloon payment of $24,502,213 is due upon maturity.
(16)	A balloon payment of $6,041,712 is due upon maturity.
(17)	A balloon payment of $4,452,365 is due upon maturity.
(18)	A balloon payment of $30,492,392 is due upon maturity. We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common of this property.
(19)	A balloon payment of $20,100,323 is due upon maturity. We are jointly and severally liable for this mortgage. We own a 51% interest as a tenant in common of this property.

Our mortgages may be prepaid, but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES-2010

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	2.05	$181,204
FL	Lakeshore Business Center Phase II	2.05	183,684
FL	Lakeshore Business Center Phase III	2.05	75,879
FL	Golf Brook Apartments	1.57	219,775
FL	Sabal Park Apartments	1.57	155,731
FL	Lakes Edge Apartments	2.01	476,434
GA	Peachtree Corporate Center	3.41	117,720
IN	Willow Lake Apartments	2.18	293,993
IN	The Lakes Apartments	2.18	326,257
IN	Castle Creek Apartments	1.75	473,096
IN	Lake Clearwater Apartments	1.75	379,128
KY	Bed, Bath & Beyond	1.22	27,195
KY	Clarke American	1.17	37,961
KY	NTS Center	1.17	79,179
KY	The Willows of Plainview Apartments	1.17	159,514
KY	Park Place Apartments	1.10	285,164
KY	Springs Station	1.22	21,027
KY	The Overlook at St. Thomas Apartments	1.02	428,499
TN	Parks Edge Apartments	7.22	1,002,518
TN	The Grove at Richland Apartments	4.13	431,565
TN	The Grove at Whitworth Apartments	4.13	478,636
VA	The Grove at Swift Creek Apartments	0.95	188,969
VA	Creek’s Edge at Stony Point Apartments	1.20	309,000

			$6,332,128

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

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our Units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our Units ceased trading on the American Stock Exchange and now trade on the NYSE Amex under the symbol NLP.  The NYSE Amex is the successor to the American Stock Exchange.  The approximate number of record holders of our Units at December 31, 2010 was 2,078.

High and low Unit prices for the period January 1, 2010 through December 31, 2010 were $5.60 to $3.25, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low Unit prices for the period January 1, 2009 through December 31, 2009 were $5.51 to $2.95, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the NYSE Amex and distributions declared for each quarter during the years ended December 31, 2010 and 2009.

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
High	$5.60	$5.50	$4.19	$4.39
Low	$4.20	$3.33	$3.25	$3.25
Distributions declared	$569,038	$569,038	$569,038	$569,038

2009
High	$4.45	$4.44	$5.51	$5.50
Low	$2.95	$3.01	$3.12	$3.55
Distributions declared	$569,038	$569,038	$569,038	$569,038

We have a policy of paying regular distributions, although there is no assurance as to the payment of future distributions because they depend on, among other things, our future earnings, capital requirements and financial condition.  In addition, the payment of distributions is subject to the restrictions described in Part II, Item 8, Note 2, Section O, to the financial statements and discussed in Part II, Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On December 1, 2010, two entities created or controlled by Mr. Nichols commenced pre-arranged trading plans to purchase limited partnership units of NTS Realty pursuant to Rule 10b5-1 under the Act.  The trading plans are substantially similar to those previously announced by us in 2009 and 2008.  Each of the plans authorize its administrator, Wells Fargo Investments, LLC, to purchase approximately $26,000 and $52,000, respectively, of NTS Realty’s limited partnership units from time to time through no later than November 30, 2011.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the year ended December 31, 2010, 73,850 Units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2009.  The table below summarizes activity pursuant to these plans for the quarterly period ended December 31, 2010.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
October 2010	1,500		$3.61	476,591	(2)		(1)

November 2010	5,750		$3.85	482,341	(2)		(1)

December 2010	-	$	N/A	482,341	(2)		(1)

Total	7,250		$3.80	482,341	(2)		(1)

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

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2010, 2009, 2008, 2007 and 2006.  We have derived the consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited financial statements.

SUMMARY OF CONSOLIDATED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006

STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$45,997,593	$42,730,803	$39,141,215	$35,115,717	$31,687,637
Tenant reimbursements	1,901,333	1,787,103	1,775,192	1,708,710	1,650,809

Total revenue	47,898,926	44,517,906	40,916,407	36,824,427	33,338,446

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	18,208,032	15,572,095	13,778,917	12,230,857	11,384,726
Management fees	2,365,301	2,205,739	2,033,277	1,852,302	1,691,740
Property taxes and insurance	6,043,391	6,494,311	5,629,338	4,740,804	3,996,469
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	2,669,501	2,707,216	2,878,772	3,143,436	3,499,623
Depreciation and amortization	17,973,060	17,304,344	14,696,081	13,214,123	12,712,163

Total operating expenses	47,259,285	44,283,705	39,016,385	35,181,522	33,284,721

OPERATING INCOME	639,641	234,201	1,900,022	1,642,905	53,725

Interest and other income and interest and other income reimbursed to affiliate	240,438	293,462	405,673	60,826	97,402
Interest expense and interest expense reimbursed to affiliate	(12,893,896)	(16,191,885)	(11,353,202)	(11,223,533)	(10,549,466)
Loss on disposal of assets	(233,287)	(207,482)	(168,419)	(66,052)	(146,254)
Loss from investment in joint venture	(1,407)	-	-	-	-
Loss from investments in tenants in common	(1,901,809)	(2,137,128)	(2,377,927)	(1,608,295)	-

LOSS FROM CONTINUING OPERATIONS	(14,150,320)	(18,008,832)	(11,593,853)	(11,194,149)	(10,544,593)
Discontinued operations, net	31,039	337,692	433,306	1,657,363	1,709,422
Gain on sale of discontinued operations	1,783,282	-	18,910,133	13,482,291	49,950,486

CONSOLIDATED NET (LOSS) INCOME	(12,335,999)	(17,671,140)	7,749,586	3,945,505	41,115,315
Net loss attributable to noncontrolling interest	(939,606)	(491,553)	-	-	-

NET (LOSS) INCOME	$(11,396,393)	$(17,179,587)	$7,749,586	$3,945,505	$41,115,315

Distributions declared	$2,276,152	$2,276,152	$3,528,036	$4,552,304	$5,690,804

Distributions declared per limited partnership unit	$0.20	$0.20	$0.31	$0.40	$0.50

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$313,513,669	$296,699,646	$278,847,073	$280,045,077	$300,325,681
Total assets	328,565,643	321,581,865	294,115,079	297,456,867	309,251,401
Mortgages and notes payable	267,870,876	246,088,305	203,561,669	209,321,147	220,932,189

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining” on a historical consolidating basis, cash collected for rent exceeded rental income by approximately $0.1 million for the year ended December 31, 2010.  Rental income exceeded the cash collected for rent by approximately $0.3 million for the years ended December 31, 2009 and 2008.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than sixty days and tenants with outstanding balances due for a period less than sixty days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be a capital improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful life of the assets.  Buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives between 5-30 years and amenities have estimated useful lives between 5-30 years.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place lease origination cost is amortized over the life of the lease as a component of amortization expense.

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

The following table summarizes our approximate sources (uses) of cash flow for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
Operating activities	$3,084,000	$96,000	$7,866,000
Investing activities	(33,615,000)	(32,681,000)	1,414,000
Financing activities	19,477,000	43,819,000	(10,125,000)

Net (decrease) increase in cash and equivalents	$(11,054,000)	$11,234,000	$(845,000)

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $3.1 million from $0.1 million for the years ended December 31, 2010 and 2009, respectively.  The increase of approximately $3.0 million was primarily related to an increase in cash provided by results of operations of approximately $3.3 million, a decrease in cash used to pay property taxes of $2.1 million and a decrease in cash used to fund lender held escrows of approximately $1.6 million.  The change was partially offset by issuing a note receivable of approximately $3.0 million.  In addition, more cash was used to satisfy accounts payable and accounts payable due to affiliate of approximately $1.1 million which was offset by a $0.6 million decrease in prepaid insurance and leasing commissions.

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

Cash Flow from Investing Activities

Net cash used in investing activities increased to approximately $33.6 million compared to approximately $32.7 million for the years ended December 31, 2010 and 2009, respectively.  The increase of approximately $0.9 million was primarily due to an increase in cash used for acquisitions of approximately $4.8 million, a decrease in proceeds from notes receivable of $2.5 million, an increase in cash used for  additions to land, buildings and amenities of approximately $0.6 million and to fund our investment in joint venture of approximately $0.3 million. This change was offset by proceeds from the sale of our Outlet Mall retail property (March 2010) and the sale of our Sears Office Building (June 2010) of $7.3 million.

Net cash used in investing activities was approximately $32.7 million for the year ended December 31, 2009 compared to cash provided by investing activities of approximately $1.4 million for the year ended December 31, 2008.  The change of approximately $34.1 million was primarily due to no sales of discontinued operations in 2009, while there were proceeds from the sales of discontinued operations of approximately $50.0 million in 2008, primarily from the sale of the Office Portfolio.  This change was primarily offset by less cash used in acquisitions (approximately $32.2 million was used in our 2009 acquisitions, while approximately $41.0 million was used in the 2008 acquisition of Parks Edge Apartments (June 2008), referred to as our “2008 acquisition”) and less cash used for additions to land, buildings and amenities of approximately $0.1 million. In addition, in 2008, we loaned $3.5 million to the purchaser of the Office Portfolio, with $2.5 million of that balance being repaid in 2009.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased to approximately $19.5 million compared to approximately $43.8 million for the years ended December 31, 2010 and 2009, respectively.  The decrease of approximately $24.3 million was primarily due to a decrease in mortgage payable proceeds of approximately $156.0 million, a decrease in contributions from noncontrolling interest holders of approximately $5.4 million and an increase in cash used for distributions to noncontrolling interest holders of approximately $0.1 million.  This change was partially offset by a decrease in cash used to pay down our mortgages payable of approximately $126.5 million, an increase in cash provided by our revolving notes payable, net of payments of approximately $8.8 million and a decrease in cash used for additions to loan costs of approximately $1.9 million.

Net cash provided by financing activities increased to approximately $43.8 million for the year ended December 31, 2009, compared to cash used in financing activities of approximately $10.1 million for the year ended December 31, 2008.  Our 2009 activity included proceeds from mortgages payable for our 2009 acquisitions and our December 17, 2009 refinancing of approximately $180.5 million along with contributions from noncontrolling interest holders of approximately $5.6 million, which were partially offset by the payoff of mortgages by our December 17, 2009 refinancing totaling approximately $128.1 million, principal payments on mortgages of approximately $3.4 million, payments on our revolving note payable of approximately $6.5 million, additions to loan cost pertaining to refinancing of approximately $2.1 million and cash distributions of approximately $2.3 million.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $0.2 million on December 31, 2010.

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

We have approximately $53.0 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  It is our intention to extend, repay or refinance this debt at market terms available at the time of the maturities.  We are in active discussions with several lenders to address this maturing debt.  We believe that we will be able to refinance these debts; however, there is no assurance that we will obtain terms similar to those of the expiring debt and we may have to incur interest rates that are higher than the rates on the expiring debt.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

We made quarterly distributions of $0.05 per unit to our limited partners of record on April 16, 2010, July 16, 2010, October 15, 2010, and January 14, 2011, respectively.  We pay distributions, if and when, authorized by our managing general partner using proceeds from advances drawn on our revolving note payable to a bank.

Pursuant to lease agreements signed on or before December 31, 2010, we are obligated to incur expenditures of approximately $1.3 million, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We expect to fund these expenditures by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months.  This discussion of future liquidity details our material commitments. We anticipate repaying, seeking renewal or refinancing of our notes and mortgages payable coming due in the next twelve months.

The aggregate availability on our revolving notes payable was approximately $7.7 million as of December 31, 2010.

We intend to seek a renewal of our expiring $10.0 million and $8.2 million revolving notes payable to a bank that mature in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

We expect to receive $1.0 million on or before May 1, 2011 and $3.5 million on or before November 10, 2011, to satisfy our unaffiliated notes receivable.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building will be developed on land leased under a 65 year ground lease.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from our recent property sales, cash on hand, cash from operations or borrowings on new or existing debt.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

Property Transactions

Acquisitions

During the years ended December 31, 2010, 2009 and 2008, we made the following property acquisitions either wholly or through investments in joint ventures:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Lakes Edge Apartments (1)	Orlando, FL	362	100%	December, 2010	$37,075,000
Parks Edge Apartments (2)	Memphis, TN	450	100%	June, 2008	$41,000,000

Consolidated Joint Venture Properties- Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Golf Brook Apartments (3)	Orlando, FL	195	51%	June, 2009	$19,500,000
Sabal Park Apartments (4)	Orlando, FL	162	51%	June, 2009	$13,000,000

(1)          Financed by a $24.5 million mortgage payable to a bank and $8.2 million on our revolving notes payable.

(2)          Financed by a $26.3 million mortgage payable to a bank.

(3)          Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2010, was 51%.

(4)          Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2010, was 51%.

Dispositions

During the years ended December 31, 2010, 2009 and 2008 we made the following property dispositions:

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

(1)          Gain of approximately $0.5 million.

(2)          Gain of approximately $1.2 million.

(3)          Aggregate gain of approximately $18.9 million.

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

On December 22, 2010, proceeds of approximately $3.6 million from the sale of our Sears Office Building, were used to fund our Lakes Edge Apartments acquisition in accordance with Section 1031 of the Internal Revenue Code.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Outlet Mall	Louisville, KY	Sold 2010
Sears Office Building	Louisville, KY	Sold 2010
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008

These assets and liabilities held for sale have been separately identified on our balance sheet at December 31, 2009.  No assets or liabilities were classified as held for sale on our balance sheet at December 31, 2010.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
REVENUE:
Rental income	$145,568	$731,777	$3,013,773
Tenant reimbursements	-	24,393	189,462

Total revenue	145,568	756,170	3,203,235

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	89,664	156,668	951,621
Management fees	4,229	39,638	146,265
Property taxes and insurance	27,097	54,034	264,675
Depreciation and amortization	-	221,164	285,064

Total expenses	120,990	471,504	1,647,625

DISCONTINUED OPERATING INCOME	24,578	284,666	1,555,610

Interest and other income	6,953	134,877	8,806
Interest expense	(492)	(81,851)	(1,131,110)

DISCONTINUED OPERATIONS, NET	$31,039	$337,692	$433,306

The components of long-lived assets held for sale at December 31, 2009 consisted primarily of land, buildings and amenities and other assets for the properties being sold.  The components of long-lived liabilities held for sale at December 31, 2009 consisted primarily of accounts payable and accrued expenses, accounts payables and accrued expenses due to affiliate and other liabilities on the properties being sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO DECEMBER 31, 2009

AS COMPARED TO DECEMBER 31, 2008

This section includes our actual results of operations for the years ended December 31, 2010, 2009 and 2008.  As of December 31, 2010, we owned wholly, as a tenant in common with an unaffiliated third party, or through joint venture investments with an unaffiliated third party, 6 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net (loss) income from the three years ended December 31, 2010, 2009 and 2008 was approximately ($11.4) million, ($17.2) million and $7.7 million.  The change in net loss for the year ended December 31, 2010 as compared to 2009, was primarily due to a $3.3 million decrease in interest expense, a $1.8 million increase in gain on sale of discontinued operations, a $0.3 million decrease in discontinued operations, net, and a $0.4 million increase in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the years ended December 31, 2010 and 2009.  Our decrease in net income for the year ended December 31, 2009 as compared to 2008, was primarily due to an  $18.9 million decrease in our gain on sale of discontinued operations, an increase of $4.8 million in interest expense and a decrease in operating income of approximately $1.7 million primarily related to our acquisitions of Golf Brook Apartments and Sabal Park Apartments (June 2009), referred to as our “2009 acquisitions” and our  acquisition of Parks Edge Apartments (June 2008), referred to as our “2008 acquisition”, partially offset by an increase of approximately $0.5 million in net loss attributable to noncontrolling interests as the result of the 2009 acquisitions.  There were no other material offsetting changes in net (loss) income for the years ended December 31, 2009 and 2008.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2010 and 2009 were approximately $47.9 million and $44.5 million, respectively.  The increase of $3.4 million, or 8%, was primarily the result of a $2.9 million increase in rental income across the multifamily segment primarily related to our 2009 acquisitions and an overall increase in occupancy in the multifamily segment. In addition, there was a $0.5 million increase in rental income and tenant reimbursements across the commercial segment primarily related to an increase in occupancy at Lakeshore Business Center Phase II.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2010 and 2009.

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

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2010 and 2009 were approximately $12.9 million and $10.7 million, respectively.  The increase of $2.2 million, or 21%, was primarily the result of a $1.0 million increase in operating expenses from our 2009 acquisitions and a $1.1 million increase in operating expense across the remaining multifamily segment primarily related to increased repairs and maintenance. There were no other material offsetting changes in operating expenses for the years ended December 31, 2010 and 2009.

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

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2010 and 2009 were approximately $5.3 million and $4.9 million, respectively.  The increase of $0.4 million, or 8%, was primarily the result of a $0.3 million increase in operating expenses reimbursed to affiliate from our 2009 acquisitions and a $0.1 million increase in operating expenses reimbursed to affiliate from our acquisition of Lakes Edge Apartments (December 2010).  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the years ended December 31, 2010 and 2009.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2010	2009	2008
Property	$3,649,000	$3,370,000	$2,875,000
Multifamily leasing	683,000	627,000	544,000
Administrative	887,000	824,000	907,000
Other	45,000	32,000	51,000

Total	$5,264,000	$4,853,000	$4,377,000

Management Fees

Management fees from continuing operations for the years ended December 31, 2010 and 2009 were approximately $2.4 million and $2.2 million, respectively.  The increase of $0.2  million, or 9%, was primarily the result of our 2009 acquisitions of approximately $0.1 million with the remaining fluctuation spreading across the remaining multifamily segment. There were no other material offsetting changes in management fees for the years ended December 31, 2010 and 2009.

Management fees from continuing operations for the years ended December 31, 2009 and 2008 were approximately $2.2 million and $2.0 million, respectively.  The increase of $0.2 million, or 10%, was primarily the result of our 2009 and 2008 acquisitions.  There were no other material offsetting changes in management fees for the years ended December 31, 2009 and 2008.

Pursuant to various management agreements, NTS Development  receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated joint venture properties and properties owned by our wholly-owned subsidiaries.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2010 and 2009 were approximately $6.0 million and $6.5 million, respectively.  The decrease of $0.5 million, or 8%, was primarily due to a decrease of $0.7 million in property taxes at our Indianapolis, IN apartment properties due to lower property tax assessments and rates.  The decrease was partially offset by $0.1 million in increased property taxes on our 2009 acquisitions and $0.1 million in increased property insurance on our Lakeshore Business Center properties.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2010 and 2009.

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

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for each of the years ended December 31, 2010 and 2009 were approximately $1.0 million and $1.1 million, respectively.  The decrease of $0.1 million, or 9%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2010 and 2009.

Professional and administrative expenses from continuing operations for each of the years ended December 31, 2009 and 2008 were approximately $1.1 million and $1.3 million, respectively.  The decrease of $0.2 million, or 15%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2009 and 2008.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the years ended December 31, 2010 and 2009 were approximately $1.6 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2010 and 2009.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the years ended December 31, 2009 and 2008 were approximately $1.6 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2009 and 2008.

We do not have any employees.  Pursuant to our collective management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit. The cost of services provided to us by NTS Development Company’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.  The services provided by others are classified as professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2010	2009	2008
Finance	$417,000	$364,000	$388,000
Accounting	765,000	724,000	765,000
Investor relations	259,000	282,000	294,000
Human resources	15,000	13,000	20,000
Overhead	184,000	212,000	152,000

Total	$1,640,000	$1,595,000	$1,619,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the years ended December 31, 2010 and 2009 was approximately $18.0 million and $17.3 million, respectively.  The increase of $0.7 million, or 4%, was primarily due to our 2009 acquisitions of approximately $0.8 million offset by decreased amortization expense of $0.2 million at Parks Edge Apartments and decreased depreciation expense of $0.1 million at The Lakes Apartments.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2010 and 2009.

Depreciation and amortization from continuing operations for the years ended December 31, 2009 and 2008 was approximately $17.3 million and $14.7 million, respectively.  The increase of $2.6 million, or 18%, was primarily due to our 2009 and 2008 acquisitions.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2009 and 2008.

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2010 and 2009 was approximately $0.2 million and $0.3 million, respectively.  The decrease of $0.1 million, or 33%, was primarily the result of a decrease in interest income earned on our notes receivable.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2010 and  2009.

Interest and other income from continuing operations for the years ended December 31, 2009 and 2008 was approximately $0.3 million and $0.4 million, respectively.  The decrease of $0.1 million, or 25%, was primarily the result of a decrease in miscellaneous income from a prior tenant at NTS Center and a decrease in interest income earned on our notes receivable offset by an increase in interest earned on property tax refunds and miscellaneous charges in our multifamily segment.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2009 and  2008.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2010 and 2009 was approximately $12.9 million and $16.2 million, respectively.  The decrease of $3.3 million, or 20%, was primarily the result of a decrease of $3.8 million in prepayment premiums and approximately $0.6 million of unamortized loan costs related to the debt refinancing on December 17, 2009, a decrease of approximately $0.2 million on our revolving line of credit to a bank and a decrease of approximately $0.1 million on our interest rate swap.  The decrease is offset by increased interest expense of $1.1 million on additional borrowings related to the December 17, 2009 debt refinancing and $0.4 million on borrowings to fund our 2009 acquisitions. There were no other material offsetting changes in interest expense for the years ended December 31, 2010 and 2009.

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

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the years ended December 31, 2010, 2009 and 2008 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the commercial and multifamily properties for items such as heating and air conditioning systems, tenant improvements, appliances, clubhouse renovations, mailboxes, roof replacements and signage.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the years ended December 31, 2010, 2009 and 2008 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party acquired in 2007.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the years ended December 31, 2010, 2009 and 2008.

Discontinued Operations, Net

Net income from discontinued operations for the years ended December 31, 2010, 2009 and 2008 were approximately $31,000, $0.3 million and $0.4 million, respectively.  Discontinued operations, net, for the years ended December 31, 2010, 2009 and 2008 include the operating results for the properties previously sold as listed below.

Property	Location	Status
Outlet Mall	Louisville, KY	Sold 2010
Sears Office Building	Louisville, KY	Sold 2010
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2010 was approximately $1.8 million due to the sale of the Sears Office Building in June 2010 and the sale of Outlet Mall in March 2010.

Gain on sale of discontinued operations for the year ended December 31, 2008 was approximately $18.9 million due to the sale of the Office Portfolio in May 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likey to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Most of our commercial and retail tenant leases require payment of their share of a building’s operating expenses. Certain commercial and retail tenant leases are subject to a floor or cap on their share of controllable operation expenses.  These factors limit the impact of inflation on our operations.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2010, under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$359,096,133	$65,228,218	$30,299,993	$39,721,653	$223,846,269
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$359,096,133	$65,228,218	$30,299,993	$39,721,653	$223,846,269

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt subsequent to our merger with instruments which bear interest at a fixed rate, with the exception of approximately $74.2 million bearing interest at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.7 million annually.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
NTS Realty Holdings Limited Partnership

Louisville, KY

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity and cash flows for the years then ended.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s  internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Louisville, Kentucky
March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NTS Realty Holdings Limited Partnership

We have audited the accompanying consolidated statements of operations, partners’ equity and cash flows of NTS Realty Holdings Limited Partnership (the “Company”) for the year ended December 31, 2008.  Our audit also included the financial statement schedule III listed in the Index at Part IV, Item 15(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule III based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NTS Realty Holdings Limited Partnership for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Louisville, Kentucky
March 30, 2009

Except for the items restated for the Company’s reclassification of the Outlet Mall and Sears Office Building from continuing operations to discontinued operations as described in Note 2 as to which the date is

March 29, 2010

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

 Consolidated Balance Sheets as of December 31, 2010 and 2009

	2010	2009
ASSETS:
Cash and equivalents	$180,053	$11,233,735
Cash and equivalents - restricted	2,272,598	2,227,744
Accounts receivable, net of allowance for doubtful accounts of $397,627 and $203,359 at December 31, 2010 and 2009, respectively	1,558,987	1,646,142
Land, buildings and amenities, net	313,513,669	291,151,198
Long-lived assets held for sale	-	5,549,932
Investment in and advances to joint venture	292,593	-
Investment in and advances to tenants in common	2,123,137	4,174,947
Other assets	8,624,606	5,598,167

Total assets	$328,565,643	$321,581,865

LIABILITIES:
Mortgages and notes payable	$267,870,876	$246,088,305
Accounts payable and accrued expenses	2,718,912	2,875,643
Accounts payable and accrued expenses due to affiliate	300,812	634,930
Distributions payable	569,038	569,038
Security deposits	911,816	856,384
Long-lived liabilities held for sale	-	72,321
Other liabilities	4,026,749	3,754,653

Total liabilities	276,398,203	254,851,274

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY:
Partners’ equity	47,961,173	61,633,718
Noncontrolling interest	4,206,267	5,096,873

Total equity	52,167,440	66,730,591

Total liabilities and equity	$328,565,643	$321,581,865

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

 Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
REVENUE:
Rental income	$45,997,593	$42,730,803	$39,141,215
Tenant reimbursements	1,901,333	1,787,103	1,775,192

Total revenue	47,898,926	44,517,906	40,916,407

EXPENSES:
Operating expenses	12,944,039	10,719,216	9,402,046
Operating expenses reimbursed to affiliate	5,263,993	4,852,879	4,376,871
Management fees	2,365,301	2,205,739	2,033,277
Property taxes and insurance	6,043,391	6,494,311	5,629,338
Professional and administrative expenses	1,029,636	1,112,431	1,259,792
Professional and administrative expenses reimbursed to affiliate	1,639,865	1,594,785	1,618,980
Depreciation and amortization	17,973,060	17,304,344	14,696,081

Total operating expenses	47,259,285	44,283,705	39,016,385

OPERATING INCOME	639,641	234,201	1,900,022

Interest and other income	240,438	293,462	405,673
Interest expense	(12,893,896)	(16,191,885)	(11,353,202)
Loss on disposal of assets	(233,287)	(207,482)	(168,419)
Loss from investment in joint venture	(1,407)	-	-
Loss from investments in tenants in common	(1,901,809)	(2,137,128)	(2,377,927)

LOSS FROM CONTINUING OPERATIONS	(14,150,320)	(18,008,832)	(11,593,853)
Discontinued operations, net	31,039	337,692	433,306
Gain on sale of discontinued operations	1,783,282	-	18,910,133

CONSOLIDATED NET (LOSS) INCOME	(12,335,999)	(17,671,140)	7,749,586
Net loss attributable to noncontrolling interests	(939,606)	(491,553)	-

NET (LOSS) INCOME	$(11,396,393)	$(17,179,587)	$7,749,586

Loss from continuing operations allocated to limited partners	$(13,261,954)	$(16,878,227)	$(10,865,984)
Discontinued operations, net allocated to limited partners	29,090	316,492	406,102
Gain on sale of discontinued operations allocated to limited partners	1,671,326	-	17,722,944
Net loss attributable to noncontrolling interests allocated to limited partners	(880,617)	(460,693)	-

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(10,680,921)	$(16,101,042)	$7,263,062

Loss from continuing operations per limited partnership unit	$(1.24)	$(1.58)	$(1.02)
Discontinued operations, net per limited partnership unit	-	0.03	0.04
Gain on sale of discontinued operations per limited partnership unit	0.16	-	1.66
Net loss attributable to noncontrolling interests per limited partnership unit	(0.08)	(0.04)	-

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(1.00)	$(1.51)	$0.68

Weighted average number of limited partnership interests	10,666,269	10,666,269	10,666,269

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

 Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(12,335,999)	$(17,671,140)	$7,749,586
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Gain on sale of discontinued operations	(1,783,282)	-	(18,910,133)
Loss on disposal of assets	233,287	207,482	168,419
Depreciation and amortization	18,750,162	18,212,329	15,662,011
Write-off of loan costs	-	600,138	-
Loss from investments in tenants in common	1,901,809	2,137,218	2,377,927
Changes in assets and liabilities:
Cash and equivalents — restricted	(44,854)	(1,673,629)	156,167
Accounts receivable	87,155	15,716	122,953
Other assets	(3,427,424)	(1,030,789)	1,773,415
Accounts payable and accrued expenses	(161,494)	243,115	(1,097,195)
Accounts payable and accrued expenses due to affiliate	(340,695)	374,119	(306,233)
Security deposits	55,432	34,385	(140,737)
Other liabilities	150,489	(1,352,602)	309,343

Net cash provided by operating activities	3,084,586	96,342	7,865,523

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,639,897)	(3,005,695)	(4,050,169)
Proceeds from sale of discontinued operations	7,331,729	-	49,963,973
Acquisitions	(37,014,374)	(32,175,459)	(41,000,000)
Notes receivable	-	2,500,000	(3,500,000)
Investment in joint venture	(292,593)	-	-

Net cash (used in) provided by investing activities	(33,615,135)	(32,681,154)	1,413,804

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	147,000	5,588,426	-
Distributions to noncontrolling interest holders in properties	(98,000)	-	-
Distributions from tenants in common properties	150,000	120,000	-
Proceeds from mortgages payable	24,500,000	180,520,000	60,310,500
Revolving notes payable, net	2,268,748	(6,482,149)	(18,447,611)
Principal payments on mortgages payable	(2,739,702)	(3,378,506)	(2,971,554)
Additional payments on mortgages payable	(2,246,475)	(128,132,709)	(44,650,813)
Additions to loan costs	(228,552)	(2,140,363)	(268,112)
Cash distributions	(2,276,152)	(2,276,152)	(4,097,074)

Net cash provided by (used in) financing activities	19,476,867	43,818,547	(10,124,664)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(11,053,682)	11,233,735	(845,337)

CASH AND EQUIVALENTS, beginning of year	11,233,735	-	845,337

CASH AND EQUIVALENTS, end of year	$180,053	$11,233,735	$-

Interest paid	$11,768,490	$16,171,076	$12,131,229

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

 Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2010, 2009 and 2008

	General Partner Interests	Limited Partners Interests	General Partner	Limited Partners	Non- Controlling Interests	Total
PARTNERS’ EQUITY:
Balances on January 1, 2008	714,491	10,666,269	$4,825,454	$72,042,453	$-	$76,867,907

Net income	-	-	486,524	7,263,062	-	7,749,586

Distributions declared	-	-	(221,492)	(3,306,544)	-	(3,528,036)

Balances on December 31, 2008	714,491	10,666,269	$5,090,486	$75,998,971	$-	$81,089,457

Net loss	-	-	(1,078,545)	(16,101,042)	(491,553)	(17,671,140)

Distributions declared	-	-	(142,898)	(2,133,254)	-	(2,276,152)

Contributions/Distributions, net from noncontrolling interests	-	-	-	-	5,588,426	5,588,426

Balances on December 31, 2009	714,491	10,666,269	$3,869,043	$57,764,675	$5,096,873	$66,730,591

Net loss	-	-	(715,472)	(10,680,921)	(939,606)	(12,335,999)

Distributions declared	-	-	(142,898)	(2,133,254)	-	(2,276,152)

Contributions/Distributions, net from noncontrolling interests	-	-	-	-	49,000	49,000

Balances on December 31, 2010	714,491	10,666,269	$3,010,673	$44,950,500	$4,206,267	$52,167,440

(1)          For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

The accompanying notes to financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 - Organization

NTS Realty Holdings Limited Partnership (“NTS Realty”), is a limited partnership, organized in the state of Delaware in 2003 and was formed by merger.

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2010, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 23 properties, comprised of 6 office and business centers, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our office and business centers aggregate approximately 607,000 square feet.  Our multifamily properties contain 4,391 units.  Our retail properties contain approximately 47,000 square feet.

The terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidaries, its interests in consolidated or unconsolidated joint venture investments or interests in properties held as tenants in common with an unaffiliated third party.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for variable interest entities (VIE’s) focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2010 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the year ended December 31, 2010, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012 on land leased under a 65 year ground lease.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  There was no balance drawn on this obligation by this joint venture at December 31, 2010. The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary. NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bear the right to receive significant benefit through its agreements as developer and manager, respectively. NTS Development Company is responsible for the development of the building on time and within budget. The development fee for these services is 2% of the projected costs, not exceeding $400,000. NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services. Our interest in this variable interest entity is accounted for using the equity method and is reflected as investment in and advances to joint venture on our consolidated balance sheet.

B) Fair Value of Financial Instruments

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of December 31, 2010 or December 31, 2009.

C) Financial Instruments

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

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of December 31, 2010 and 2009, due to the short-term nature of such accounts.

Notes receivable — As of December 31, 2010 and 2009, we determined the estimated fair values of our notes receivable were approximately $4.4 million and $0.9 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.  These are classified as other assets on our consolidated balance sheets as of December 31, 2010 and 2009.

Mortgages and notes payable — As of December 31, 2010 and 2009, we determined the estimated fair values of our mortgages and notes payable, were approximately $274.3 million and $246.0 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

D) Recent Accounting Pronouncements

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

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities, or VIEs.  This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE.  Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements.  Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009.  On January 1, 2010 we adopted the guidance which did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB also issued an amendment to require additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  The amendment concerns disclosure only and did not have a material impact on our financial position or results of operations.

E) Tax Status

We are treated as a partnership or pass-through entity for federal income tax purposes.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2010	2009
Net loss	$(11,396,393)	$(17,179,587)
Items handled differently for tax purposes:
Depreciation and amortization	8,207,527	7,196,798
Prepaid rent and other capitalized costs	(116,635)	(193,002)
Gain on sale of discontinued operations	(880,115)	-
Loss on disposal of assets	-	(143,646)
Acquisition costs	61,220	(158,025)
Joint venture loss	(523,166)	(192,725)
Change in accounting method	141,148	(2,441,048)
Other	(399,199)	(328,137)

Taxable loss	$(4,905,613)	$(13,439,372)

F) Use of Estimates and Reclassifications in the Preparation of Financial Statements

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

G) Financial Statement Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with December 31, 2010 classifications.  Our Outlet Mall retail property and our Sears Office Building were reclassified during 2009 from continuing operations to discontinued operations and are classified as held for sale on our balance sheet for the year ended December 31, 2009.  These reclassifications have not had a material impact on the related financial statement line items on our consolidated balance sheet or statement of operations and no effect on previously reported operating results or partners’ equity.

H) Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.  We have a cash management program, which provides for the overnight investment of excess cash balances.  Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

I) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $316.6 million at December 31, 2010.

Depreciation expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 was approximately as follows:

	Year Ended December 31,
	2010	2009	2008
NTS Realty	$17,800,000	$16,900,000	$14,366,000

Depreciation expense included in discontinued operations was approximately $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.

K) Business Combinations and Acquisitions

FASB ASC Topic 805 Business Combinations, requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized.  The provisions of FASB ASC Topic 805 were effective for acquisitions starting January 1, 2009.

Upon acquisition of wholly-owned properties or joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognize the net tangible and identified intangible assets for each of the properties acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded are amortized over the weighted average lease lives.  We identify any above or below market leases or customer relationship intangibles that exist at the acquisition date.  We recognize mortgages and other liabilities at fair market value at the date of the acquisition.  We utilize an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information.  We expense acquisition costs as incurred.

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2010, 2009 and 2008, did not result in an impairment loss.

L) Accounts Payable Due to Affiliate

Accounts payable due to affiliate includes amounts owed to NTS Development Company and/or its affiliate NTS Management Company (“NTS Development”) for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

M) Revenue Recognition

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases are recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.2 million, $1.3 million and $1.0 million at December 31, 2010, 2009 and 2008, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

N) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2010, 2009, and 2008.

O) Distribution Policy

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

Note 3 — Concentration of Credit Risk

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

Note 4 — Land, Buildings and Amenities

The following schedule provides an analysis of our investment in land, buildings and amenities as of December 31:

	2010	2009
Land and improvements	$82,628,853	$76,026,648
Buildings and improvements	279,416,797	258,309,097
Amenities	28,201,786	22,442,177

Total land, buildings and amenities	390,247,436	356,777,922

Less accumulated depreciation	(76,733,767)	(60,078,276)

Total land, buildings and amenities, net	$313,513,669	$296,699,646

Note 5 — Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2010	2009
Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,340,232 and a $640,000 letter of credit. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin, the Chairman and President, respectively, of our managing general partner	14,994,000	23,566,000

Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments, unsecured, at a variable rate based on LIBOR plus 2.50%, currently 2.76%, due May 31, 2011	4,442,146	-

Mortgage payable to GE Commercial Finance Business Property in monthly installments of principal and interest, bearing fixed interest at 9.00%, repaid August 1, 2010, secured by certain land, buildings and amenities	-	2,289,831

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,771,943	1,748,859	2,002,165

	2010	2009
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $11,001,929	11,177,410	11,381,809

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $34,627,540	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.59%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $ 18,630,915	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $ 12,183,795	9,600,000	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $19,966,673	13,729,051	13,895,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $35,282,923	26,677,537	27,000,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $19,674,982	16,643,819	16,845,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $34,106,715	27,344,476	27,675,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $17,027,643	11,253,969	11,390,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $21,962,172	30,259,244	30,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,483,322	10,814,283	10,945,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,541,164	17,705,980	17,920,000

Revolving note payable to a bank for $8.2 million, with interest payable in monthly installments, at a variable rate based on LIBOR one month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,340,232 and a $640,000 letter of credit	6,026,602	-

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.00%, currently 3.26%, maturing April 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $36,763,986	24,500,000	-

Total mortgages and notes payable	$267,870,876	$246,088,305

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on December 31, 2010, was approximately $274.0 million.

At December 31, 2010, our total availability to draw on our revolving notes payable was $7.7 million.

Interest paid for the twelve months ended December 31, 2010 and 2009, was approximately $11.8 million and $16.2 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2010 except for our mortgage payable to a bank with a $15.0 million balance and our revolving note payable to a bank with a $6.0 million balance. We are currently seeking a waiver of the debt service coverage ratio requirement for these obligations. Failure to obtain a waiver would require us to pay approximately $2.2 million of the revolving note balance to effect compliance with the debt service coverage ratio requirement if the lender notifies us we are in default. We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2011	$52,956,711
2012	3,691,357
2013	3,933,831
2014	14,405,373
2015	4,094,858
Thereafter	188,788,746

$267,870,876

Mortgages payable for our unconsolidated joint venture properties as of December 31 consist of the following:

	2010	2009

Mortgage payable to a bank in monthly installments of principal and interest bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $35,885,263 (1)	$34,279,148	$34,787,919

Mortgage payable to an insurance company in monthly installments of principal and interest bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $25,910,543 (2)	$22,446,017	$22,727,309

(1)         We are proportionately liable for this mortgage, limited to 60%, our interest as a tenant in common.

(2)         We are jointly and severally liable under this mortgage.

We are also a guarantor of a construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest. There was no balance drawn on this obligation at December 31, 2010.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt for our unconsolidated joint venture properties at December 31, 2010, was approximately $59.0 million.

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

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2010 and 2009, for these properties:

	2010	2009
Summarized Balance Sheets
Land, buildings and amenities, net	$61,795,806	$66,186,166
Other, net	1,423,277	1,497,712
Total assets	$63,219,083	$67,683,878

Mortgages payable and other liabilities	$57,372,320	$58,170,033
Equity	5,846,763	9,513,845
Total liabilities and equity	$63,219,083	$67,683,878

	2010	2009
Summarized Statements of Operations
Revenue	$8,779,711	$8,266,576
Operating loss	(24,566)	(395,575)
Net loss	(3,417,082)	(3,841,583)

Distributions
The Overlook at St. Thomas	$250,000	$200,000
Creek’s Edge at Stony Point	-	-

Note 7 — Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2010:

For the Years Ended December 31,	Amount
2011	$5,767,300
2012	5,199,773
2013	3,902,913
2014	2,600,640
2015	1,630,723
Thereafter	3,147,006

$22,248,355

Note 8 - Related Party Transactions

Pursuant to various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development  also receives fees under separate management agreements for each of our consolidated joint venture properties and unconsolidated joint venture properties and our properties owned as a tenant in common with an unaffiliated third party and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the years ended December 31, 2010, 2009 and 2008.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2010	2009	2008

Property management fees	$2,369,000	$2,245,000	$2,180,000

Operating expenses reimbursement — property	3,664,000	3,402,000	3,065,000
Operating expenses reimbursement — multifamily leasing	683,000	627,000	544,000
Operating expenses reimbursement — administrative	910,000	877,000	1,065,000
Operating expenses reimbursement — other	49,000	37,000	72,000

Total operating expenses reimbursed to affiliate	5,306,000	4,943,000	4,746,000

Professional and administrative expenses reimbursed to affiliate	1,640,000	1,595,000	1,619,000

Construction supervision and leasing fees	422,000	300,000	231,000

Disposition fees included in gain on sale of discontinued operations	310,000	-	1,558,000

Total related party transactions	$10,047,000	$9,083,000	$10,334,000

Total related party transactions from our unconsolidated joint venture properties	$1,236,000	$1,308,000	$1,246,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the years ended December 31, 2010, 2009 and 2008, we were charged approximately $48,000, $69,000 and $55,000, respectively for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $307,000, $306,000, and $295,000 from NTS Development Company during the years ended December 31, 2010, 2009 and 2008, respectively.  The average per square foot rental rate for similar office space in NTS Center as of December 31, 2010, 2009 and 2008 was $15.05, $14.26 and $14.88 per square foot, respectively.

During the year ended December 31, 2010 we advanced $3.0 million as a note receivable to a related party. We have classified this note receivable as other assets on our consolidated balance sheet at December 31, 2010.

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

Note 10 - Segment Reporting

Our reportable operating segments include — multifamily, commercial and retail real estate operations.  The following financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income (loss).  The non-segment information necessary to reconcile to our total operating results is included in the column labeled “Partnership” in the following information.

	Year Ended December 31, 2010
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$39,871,758	$5,550,996	$610,449	$(35,610)	$45,997,593
Tenant reimbursements	-	1,788,864	112,469	-	1,901,333

Total revenue	39,871,758	7,339,860	722,918	(35,610)	47,898,926

Operating expenses and operating expenses reimbursed to affiliate	15,318,883	2,712,731	176,418	-	18,208,032
Management fees	1,990,579	341,749	32,973	-	2,365,301
Property taxes and insurance	4,855,247	1,006,615	54,169	127,360	6,043,391
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,669,501	2,669,501
Depreciation and amortization	15,971,437	1,835,171	166,452	-	17,973,060

Total operating expenses	38,136,146	5,896,266	430,012	2,796,861	47,259,285

Operating income (loss)	1,735,612	1,443,594	292,906	(2,832,471)	639,641

Interest and other income	67,940	2,272	675	169,551	240,438
Interest expense	(11,905,448)	(631,503)	(102,215)	(254,730)	(12,893,896)
Loss on disposal of assets	(128,444)	(104,843)	-	-	(233,287)
Loss from investment in joint venture	-	(1,407)	-	-	(1,407)
Loss from investments in tenants in common	(1,901,809)	-	-	-	(1,901,809)

(Loss) income from continuing operations	(12,132,149)	708,113	191,366	(2,917,650)	(14,150,320)
Discontinued operations, net	-	(84,134)	115,173	-	31,039
Gain on sale of discontinued operations	-	1,248,398	534,884	-	1,783,282

Consolidated net (loss) income	(12,132,149)	1,872,377	841,423	(2,917,650)	(12,335,999)
Net loss attributable to noncontrolling interests	(939,606)	-	-	-	(939,606)

Net (loss) income	$(11,192,543)	$1,872,377	$841,423	$(2,917,650)	$(11,396,393)

Land, buildings and amenities, net	$283,253,760	$26,561,002	$3,698,907	$-	$313,513,669

Expenditures for land, buildings and amenities	$39,871,852	$522,924	$9,350	$-	$40,404,126

Segment liabilities from continuing operations	$246,891,577	$2,560,338	$39,502	$26,906,786	$276,398,203

	Year Ended December 31, 2009
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$36,942,587	$5,203,489	$615,783	$(31,056)	$42,730,803
Tenant reimbursements	-	1,680,101	107,002	-	1,787,103

Total revenue	36,942,587	6,883,590	722,785	(31,056)	44,517,906

Operating expenses and operating expenses reimbursed to affiliate	12,726,468	2,706,067	139,560	-	15,572,095
Management fees	1,831,996	338,291	35,452	-	2,205,739
Property taxes and insurance	5,410,467	901,085	55,300	127,459	6,494,311
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,707,216	2,707,216
Depreciation and amortization	15,369,568	1,769,209	165,567	-	17,304,344

Total operating expenses	35,338,499	5,714,652	395,879	2,834,675	44,283,705

Operating income (loss)	1,604,088	1,168,938	326,906	(2,865,731)	234,201

Interest and other income	56,646	2,685	155	233,976	293,462
Interest expense	(9,550,430)	(1,811,342)	(350,321)	(4,479,792)	(16,191,885)
Loss on disposal of assets	(26,920)	(180,562)	-	-	(207,482)
Loss from investments in tenants in common	(2,137,128)	-	-	-	(2,137,128)

Loss from continuing operations	(10,053,744)	(820,281)	(23,260)	(7,111,547)	(18,008,832)
Discontinued operations, net	-	(194,215)	531,907	-	337,692

Consolidated net (loss) income	(10,053,744)	(1,014,496)	508,647	(7,111,547)	(17,671,140)
Net loss attributable to noncontrolling interests	(491,553)	-	-	-	(491,553)

Net (loss) income	$(9,562,191)	$(1,014,496)	$508,647	$(7,111,547)	$(17,179,587)

Land, buildings and amenities, net	$259,333,621	$27,964,381	$3,853,196	$-	$291,151,198

Expenditures for land, buildings and amenities	$33,267,126	$1,898,467	$28,293	$-	$35,193,886

Segment liabilities from continuing operations, net	$223,993,261	$3,205,572	$2,344,084	$25,236,036	$254,778,953
Segment liabilities from discontinued operations, net	-	7,028	65,293	-	72,321

Segment liabilities	$223,993,261	$3,212,600	$2,409,377	$25,236,036	$254,851,274

	Year Ended December 31, 2008
	Multifamily	Commercial	Retail	Land	Partnership	Total
Rental income	$32,593,672	$6,129,240	$534,993	$-	$(116,690)	$39,141,215
Tenant reimbursements	-	1,680,796	94,396	-	-	1,775,192

Total revenue	32,593,672	7,810,036	629,389	-	(116,690)	40,916,407

Operating expenses and operating expenses reimbursed to affiliate	11,156,015	2,498,861	124,041	-	-	13,778,917
Management fees	1,632,708	368,665	31,904	-	-	2,033,277
Property taxes and insurance	4,598,307	851,370	54,721	-	124,940	5,629,338
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	-	2,878,772	2,878,772
Depreciation and amortization	12,808,225	1,712,083	175,773	-	-	14,696,081

Total operating expenses	30,195,255	5,430,979	386,439	-	3,003,712	39,016,385

Operating income (loss)	2,398,417	2,379,057	242,950	-	(3,120,402)	1,900,022

Interest and other income	32,329	74,497	-	-	298,847	405,673
Interest expense	(8,413,788)	(1,963,774)	(368,524)	-	(607,116)	(11,353,202)
Loss on disposal of assets	(28,008)	(140,411)	-	-	-	(168,419)
Loss from investments in tenants in common	(2,377,927)	-	-	-	-	(2,377,927)

(Loss) income from continuing operations	(8,388,977)	349,369	(125,574)	-	(3,428,671)	(11,593,853)
Discontinued operations, net	-	(73,416)	495,962	10,760	-	433,306
Gain on sale of discontinued operations	-	18,789,535	-	120,598	-	18,910,133

Net (loss) income	$(8,388,977)	$19,065,488	$370,388	$131,358	$(3,428,671)	$7,749,586

Land, buildings and amenities, net	$241,102,933	$27,991,478	$3,983,051	$-	$-	$273,077,462

Expenditures for land, buildings and amenities	$41,419,222	$2,883,206	$162,867	$-	$-	$44,465,295

Segment liabilities from continuing operations, net	$43,285,964	$3,548,145	$2,556,464	$-	$163,464,323	$212,854,896
Segment liabilities from discontinued operations, net	-	167,777	2,949	-	-	170,726

Segment liabilities	$43,285,964	$3,715,922	$2,559,413	$-	$163,464,323	$213,025,622

Note 11 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2010	March 31	June 30	September 30	December 31

Total revenues	$11,632,640	$11,797,096	$12,235,762	$12,233,428
Operating income (loss)	181,936	(345,942)	286,606	517,041
Discontinued operations, net	74,604	(46,574)	(3,827)	6,836
Gain on sale of discontinued operations	534,883	1,248,399	-	-
Loss from continuing operations allocated to limited partners	(3,266,396)	(3,811,054)	(3,236,075)	(2,948,429)
Discontinued operations, net allocated to limited partners	69,920	(43,650)	(3,587)	6,407
Loss from continuing operations per limited partnership unit	(0.31)	(0.36)	(0.30)	(0.27)
Gain on sale of discontinued operations per limited partnership unit	0.05	0.11	-	-

	For the Quarters Ended
2009	March 31	June 30	September 30	December 31

Total revenues	$10,505,512	$10,739,361	$11,707,236	$11,565,797
Operating income (loss)	541,119	(431,298)	50,633	73,747
Discontinued operations, net	15,022	25,311	225,566	71,793
Loss from continuing operations allocated to limited partners	(2,491,857)	(3,549,252)	(3,368,673)	(7,468,445)
Discontinued operations, net allocated to limited partners	14,079	23,723	211,406	67,284
Loss from continuing operations per limited partnership unit	(0.23)	(0.33)	(0.32)	(0.70)

Note 12 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2010, 2009 and 2008, we made the following property acquisitions either wholly or through investments in joint ventures primarily to invest in additional multifamily properties:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Lakes Edge Apartments (1)	Orlando, FL	362	100%	December, 2010	$37,075,000
Parks Edge Apartments (2)	Memphis, TN	450	100%	June, 2008	$41,000,000

Consolidated Joint Venture Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Golf Brook Apartments (3)	Orlando, FL	195	51%	June, 2009	$19,500,000
Sabal Park Apartments (4)	Orlando, FL	162	51%	June, 2009	$13,000,000

(1)          Financed by a $24.5 million mortgage payable to a bank and $8.2 million on our revolving notes payable.

(2)          Financed by a $26.3 million mortgage payable to a bank.

(3)          Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2010, was 51%.

(4)          Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2010, was 51%.

The following table summarizes the consideration paid for Lakes Edge Apartments, and the fair value of the assets acquired and liabilities assumed at the acquisition date.

Lakes Edge Apartments
Consideration
Cash	$37,014,374
Assets acquired
Land, buildings and amenities	$36,759,679
Identified intangible asset	315,321
Liabilities assumed
Accounts payable and accrued expenses; Other liabilities	(60,626)
Total identifiable net assets	$37,014,374

The following table presents our unaudited pro forma results of operations and per unit amounts as if we had consummated our 2010 acquisitions at the beginning of each period presented.

	(Unaudited)
	Years Ended December 31,
	2010	2009
Total revenues	$51,681,740	$48,350,062
Total operating expenses	51,436,365	48,569,824
Operating income (loss)	245,375	(219,762)

Interest and other income	240,438	293,462
Interest expense	(13,897,411)	(17,220,334)
Loss of disposal of assets	(233,287)	(207,482)
Loss from investment in tenants in common	(1,903,216)	(2,137,128)

Loss from continuing operations	(15,548,101)	(19,491,244)
Discontinued operations, net	31,039	337,692
Gain on sale of discontinued operations	1,783,282	-

Consolidated net loss	(13,733,780)	(19,153,552)
Net loss attributable to noncontrolling interests	(939,606)	(491,553)

Net loss	$(12,794,174)	$(18,661,999)

Net loss allocated to limited partners	$(11,990,948)	$(17,490,387)

Loss from continuing operations per limited partnership unit	$(1.37)	$(1.71)
Discontinued operations, net per limited partnership unit	-	0.03
Gain on sale of discontinued operations per limited partnership unit	0.16	-
Net loss attributable to noncontrolling interest per limited partnership unit	(0.08)	(0.04)

Net loss per limited partnership unit	$(1.13)	$(1.64)

Weighted average number of limited partnership interests	10,666,269	10,666,269

Dispositions

During the years ended December 31, 2010, 2009 and 2008 we made the following property dispositions:

Wholly-Owned Properties-Commercial	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010
Sears Office Building (2)	66,900	100%	June, 2010
Atrium Center (3)	104,286	100%	May, 2008
Blankenbaker Business Center I (3)	160,689	100%	May, 2008
Blankenbaker Business Center II (3)	77,408	100%	May, 2008
Anthem Office Center (3)	85,305	100%	May, 2008
Plainview Center (3)	98,000	100%	May, 2008
Plainview Point Office Center Phase I and II (3)	57,301	100%	May, 2008
Plainview Point Office Center Phase III (3)	61,680	100%	May, 2008
ITT Parking Lot (3)	NA	100%	May, 2008

(1)         Gain of approximately $0.5 million.

(2)          Gain of approximately $1.2 million.

(3)          Aggregate gain of approximately $18.9 million.

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

On December 22, 2010, proceeds of approximately $3.6 million from the sale of our Sears Office Building, in accordance with Section 1031 of the Internal Revenue Code, were used to fund our Lakes Edge Apartments acquisition.

We have presented separately as discontinued operations in all periods the results of operations for the following properties:

Property	Location	Status
Outlet Mall	Louisville, KY	Sold 2010
Sears Office Building	Louisville, KY	Sold 2010
Atrium Center	Louisville, KY	Sold 2008
Blankenbaker Business Center I	Louisville, KY	Sold 2008
Blankenbaker Business Center II	Louisville, KY	Sold 2008
Anthem Office Center	Louisville, KY	Sold 2008
Plainview Center	Louisville, KY	Sold 2008
Plainview Point Office Center Phase I and II	Louisville, KY	Sold 2008
Plainview Point Office Center Phase III	Louisville, KY	Sold 2008
ITT Parking Lot	Louisville, KY	Sold 2008

These assets and liabilities held for sale have been separately identified on our balance sheet at December 31, 2009.  No assets and liabilities were classified as held for sale on our balance sheet at December 31, 2010.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
REVENUE:
Rental income	$145,568	$731,777	$3,013,773
Tenant reimbursements	-	24,393	189,462

Total revenue	145,568	756,170	3,203,235

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	89,664	156,668	951,621
Management fees	4,229	39,638	146,265
Property taxes and insurance	27,097	54,034	264,675
Depreciation and amortization	-	221,164	285,064

Total operating expenses	120,990	471,504	1,647,625

DISCONTINUED OPERATING INCOME	24,578	284,666	1,555,610

Interest and other income	6,953	134,877	8,806
Interest expense	(492)	(81,851)	(1,131,110)

DISCONTINUED OPERATIONS, NET	$31,039	$337,692	$433,306

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

During the years ended December 31, 2010, 2009 and 2008, each Participant elected to defer receipt of the annual equity bonus.  Therefore, each Participant’s account was credited with 1,690; 1,004 and 841 phantom units, respectively, including dividend reinvestment as approved by the Board of Directors.  As of December 31, 2010 and 2009, liabilities of approximately $122,400 and $100,000, the fair market value of 34,195 and 22,365 of our units, respectively, was included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

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

During the years ended December 31, 2010, 2009 and 2008, each Participant elected to defer receipt of some or all, of his annual retainer except for one Participant which elected to be paid the annual equity bonus.  Therefore, each Participant’s account was credited with 4,544; 4,344 and 3,528 phantom units, respectively including dividend reinvestment.  As of December 31, 2010 and 2009, liabilities of approximately $159,000 and $137,600, the fair market value of 44,418 and 30,786 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2010, 2009 and 2008 under the Officer and Director Plans totaled approximately $43,800, $121,500 and $32,600, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2009, the Audit Committee of the Board of Directors of NTS Realty Capital terminated the engagement of Ernst & Young LLP (“E&Y”) as NTS Realty’s independent certifying accountant. E&Y’s report on NTS Realty’s consolidated financial statements for the year ended December 31, 2008, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2008, as well as the interim period preceding the dismissal, there were no disagreements or “reportable events” of the kind described in Item 304(a)(1)(v) of Regulation S-K between NTS Realty and E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports. However, NTS Realty did have a material weakness in internal accounting controls as disclosed in its 2008 Form 10-K.

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

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures-As of December 31, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting-There has been no change in our internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2010.

PART III

ITEM 10 -  DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2011.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2011.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2011.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2011.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2011.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from BKD, LLP dated March 30, 2011, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	66
Schedule II - Valuation and Qualifying Accounts	67
Schedule III - Real Estate and Accumulated Depreciation	68-69

All other schedules have been omitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

Exhibit No.
10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

21.01	Subsidiaries of NTS Realty Holdings Limited Partnership	(17)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(17)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(17)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Filed herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

Board of Directors
NTS Realty Holdings Limited Partnership

Louisville, Kentucky

In connection with our audits of the consolidated financial statements of NTS Realty Holdings Limited Partnership (Partnership) for the years ended December 31, 2010 and 2009, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audit of the basic financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Louisville, Kentucky
March 30, 2011

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2010	$203,359	$693,437	$-	$499,169	$397,627
2009	$90,932	$554,219	$-	$441,792	$203,359
2008	$133,563	$335,892	$-	$378,523	$90,932

(1)          Deductions, representing uncollectible accounts written off, less recoveries of accounts written off.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2010

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period			Accumulated
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Depreciation (2)	Year Constructed
Commercial
Clarke American Checks (3)	$1,748,859	$521,736	$2,165,877	$-	$-	$521,736	$2,165,877	$2,687,613	$915,669	2000
Lakeshore Business Center Phase I (4)	-	2,128,882	3,661,323	-	2,492,295	2,128,882	6,153,618	8,282,500	2,004,699	1986
Lakeshore Business Center Phase II (4)	-	3,171,812	3,772,955	9,902	1,215,464	3,181,714	4,988,419	8,170,133	1,644,597	1989
Lakeshore Business Center Phase III (4)	-	1,264,136	3,252,297	10,145	168,589	1,274,281	3,420,886	4,695,167	1,158,272	2000
NTS Center (5)	-	1,074,010	2,977,364	11,743	1,646,945	1,085,753	4,624,309	5,710,062	1,408,033	1977
Peachtree Corporate Center (5)	-	1,417,444	3,459,185	-	1,188,293	1,417,444	4,647,478	6,064,922	1,918,123	1979
Multifamily
Castle Creek Apartments (6)	13,729,051	3,262,814	23,538,500	34,361	111,576	3,297,175	23,650,076	26,947,251	6,980,578	1999
Golf Brook Apartments (6)	14,625,000	5,256,894	14,058,671	143,584	1,006,572	5,400,478	15,065,243	20,465,721	1,834,807	1987
Lake Clearwater Apartments (6)	11,253,969	2,778,541	20,064,789	4,343	50,470	2,782,884	20,115,259	22,898,143	5,870,501	1999
Lakes Edge Apartments (8)	24,500,000	8,063,103	28,696,576	-	4,307	8,063,103	28,700,883	36,763,986	-	2000
Park Place Apartments (6)	30,259,244	5,181,523	21,082,463	134,961	1,060,251	5,316,484	22,142,714	27,459,198	5,497,027	1987
Sabal Park Apartments (6)	9,600,000	3,974,383	8,885,511	71,094	459,008	4,045,477	9,344,519	13,389,996	1,206,200	1986
Parks Edge Apartments (7)	26,328,500	5,625,335	34,989,698	9,605	177,814	5,634,940	35,167,512	40,802,452	6,174,912	1997
The Grove at Richland Apartments (6)	26,677,537	11,372,241	34,321,460	27,687	312,219	11,399,928	34,633,679	46,033,607	10,750,684	1998
The Grove at Swift Creek Apartments (6)	16,643,819	5,524,124	21,626,475	6,421	460,396	5,530,545	22,086,871	27,617,416	7,942,433	2000
The Grove at Whitworth Apartments (6)	27,344,476	11,973,900	32,220,180	18,833	420,962	11,992,733	32,641,142	44,633,875	10,527,160	1994
The Lakes Apartments (6)	11,177,410	2,636,790	13,187,093	48,828	175,505	2,685,618	13,362,598	16,048,216	5,046,287	1992
The Willows of Plainview Apartments (6)	17,705,980	3,015,448	10,947,277	91,560	1,137,320	3,107,008	12,084,597	15,191,605	2,650,441	1985
Willow Lake Apartments (6)	10,814,283	2,555,062	8,368,028	45,283	783,925	2,600,345	9,151,953	11,752,298	2,268,976	1985
Retail
Bed, Bath & Beyond (5)	-	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	572,107	1999
Springs Station (5)	-	427,465	978,891	-	201,807	427,465	1,180,698	1,608,163	362,261	2001
Non-Segment
NTS Realty Holdings Limited Partnership (4) (5)	25,462,748	-	-	-	-	-	-	-	-	N/A
	$267,870,876	$81,960,503	$294,544,865	$668,350	$13,073,718	$82,628,853	$307,618,583	$390,247,436	$76,733,767

(1)          Aggregate cost of real estate for tax purposes is approximately $316,643,694.

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

(4)          $21,020,602 mortgage held by Lakeshore Business Center Phases I, II, and III.

(5)          $4,442,146 mortgage held by a bank secured by NTS Center, Peachtree Corporate Center, Bed Bath & Beyond and Springs Station.

(6)          Mortgage held by Federal Home Loan Mortgage Corporation secured by certain land, buildings and amenities.

(7)          Mortgage held by a bank secured by certain land, buildings and amenities.

(8)          Mortgage held by a bank secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Real Estate	Accumulated Depreciation

Balances on January 1, 2008	312,478,953	32,433,876

Additions during period:
Acquisitions	40,615,032	-
Improvements	4,055,553	-
Depreciation (1)	-	14,641,880

Deductions during period:
Retirements	(34,999,805)	(3,773,096)

Balances on December 31, 2008	322,149,733	43,302,660

Additions during period:
Acquisitions	32,175,459	-
Improvements	3,018,427	-
Depreciation (1)	-	17,121,099

Deductions during period:
Retirements	(565,697)	(345,483)

Balances on December 31, 2009	$356,777,922	$60,078,276

Additions during period:
Acquisitions	36,759,679	-
Improvements	3,644,447	-
Depreciation (1)	-	17,803,819

Deductions during period:
Retirements	(6,934,612)	(1,148,328)

Balances on December 31, 2010	$390,247,436	$76,733,767

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	March 30, 2011

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 30, 2011

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 30, 2011

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 30, 2011

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 30, 2011

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 30, 2011