Form 10-Q
period 2011-03-31
NTS REALTY HOLDINGS LP
filed 2011-05-06
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2011, there were 11,380,760 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), constitute “forward-looking statements”. These forward-looking statements include discussion and analysis of our financial condition, including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity  requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unit holders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements and indicate that it is possible that the event may not occur.  If these events do not occur, the result, which we expected, also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including but not limited to the factors listed and described under “Rick Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS:
Cash and equivalents	$691,974	$180,053
Cash and equivalents - restricted	2,257,066	2,272,598
Accounts receivable, net of allowance for doubtful accounts of $423,481 at March 31, 2011 and $397,627 at December 31, 2010, respectively	1,471,789	1,558,987
Land, buildings and amenities, net	310,046,729	313,513,669
Investment in and advances to joint venture	600,868	292,593
Investment in and advances to tenants in common	1,710,670	2,123,137
Other assets	8,825,795	8,624,606

Total assets	$325,604,891	$328,565,643

LIABILITIES:
Mortgages and notes payable	$268,910,355	$267,870,876
Accounts payable and accrued expenses	2,681,329	2,718,912
Accounts payable and accrued expenses due to affiliate	368,321	300,812
Distributions payable	569,038	569,038
Security deposits	953,919	911,816
Other liabilities	4,024,205	4,026,749

Total liabilities	277,507,167	276,398,203

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	44,000,119	47,961,173
Noncontrolling interests	4,097,605	4,206,267

Total equity	48,097,724	52,167,440

Total liabilities and equity	$325,604,891	$328,565,643

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of March 31, 2011

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	—	—	1,386,869	20,706,731	(1,431,159)	20,662,441
Consolidated net loss current year	—	—	(212,953)	(3,179,063)	(108,662)	(3,500,678)
Cash distributions declared to date	—	—	(1,543,301)	(23,039,989)	(98,000)	(24,681,290)
Noncontrolling interests, net	—	—	—	—	147,000	147,000
Retirement of limited partnership interests to date	—	(848)	—	—	—	—

Balances on March 31, 2011	714,491	10,666,269	$2,761,996	$41,238,123	$4,097,605	$48,097,724

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
REVENUE:
Rental income	$12,808,580	$11,187,801
Tenant reimbursements	440,027	444,839

Total revenue	13,248,607	11,632,640

EXPENSES:
Operating expenses	3,554,839	2,875,379
Operating expenses reimbursed to affiliate	1,430,264	1,304,145
Management fees	664,981	568,758
Property taxes and insurance	1,850,872	1,480,184
Professional and administrative expenses	252,567	260,707
Professional and administrative expenses reimbursed to affiliate	426,744	419,790
Depreciation and amortization	4,785,850	4,541,741

Total operating expenses	12,966,117	11,450,704

OPERATING INCOME	282,490	181,936

Interest and other income	195,100	26,327
Interest expense	(3,534,280)	(3,250,890)
Loss on disposal of assets	(31,096)	(3,772)
Loss from investment in joint venture	(425)	—
Loss from investment in tenants in common	(412,467)	(438,800)

LOSS FROM CONTINUING OPERATIONS	(3,500,678)	(3,485,199)
Discontinued operations, net	—	74,604
Gain on sale of discontinued operations	—	534,883

CONSOLIDATED NET LOSS	(3,500,678)	(2,875,712)
Net loss attributable to noncontrolling interests	(108,662)	(307,388)

NET LOSS	$(3,392,016)	$(2,568,324)

Loss from continuing operations allocated to limited partners	$(3,280,903)	$(3,266,396)
Discontinued operations, net allocated to limited partners	—	69,920
Gain on sale of discontinued operations allocated to limited partners	—	501,303
Net loss attributable to noncontrolling interests allocated to limited partners	(101,840)	(288,090)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(3,179,063)	$(2,407,083)

Loss from continuing operations per limited partnership unit	$(0.31)	$(0.31)
Discontinued operations, net per limited partnership unit	—	—
Gain on sale of discontinued operations per limited partnership unit	—	0.05
Net loss attributable to noncontrolling interests per limited partnership unit	(0.01)	(0.03)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.30)	$(0.23)

Weighted average number of limited partnership interests	10,666,269	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	(Unaudited)
	2011	2010

OPERATING ACTIVITIES:
Consolidated net loss	$(3,500,678)	$(2,875,712)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(534,883)
Loss on disposal of assets	31,096	3,772
Depreciation and amortization	5,104,247	4,740,332
Loss from investment in tenants in common	412,467	438,800
Changes in assets and liabilities:
Cash and equivalents — restricted	15,532	(4,391,567)
Accounts receivable	87,198	66,261
Other assets	(576,458)	119,541
Accounts payable and accrued expenses	(37,583)	(428,273)
Accounts payable and accrued expenses due to affiliate	67,509	92,248
Security deposits	42,103	5,220
Other liabilities	(2,544)	412,625

Net cash provided by (used in) operating activities	1,642,889	(2,351,636)

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,268,134)	(969,352)
Proceeds from sale of discontinued operations	—	3,835,750
Investment in joint venture	(308,275)	—

Net cash (used in) provided by investing activities	(1,576,409)	2,866,398

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders in properties	—	147,000
Revolving notes payable, net	1,809,987	(8,200,000)
Principal payments on mortgages payable	(770,508)	(594,825)
Additions to loan costs	(25,000)	(47,007)
Cash distributions	(569,038)	(569,038)

Net cash provided by (used in) financing activities	445,441	(9,263,870)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	511,921	(8,749,108)

CASH AND EQUIVALENTS, beginning of period	180,053	11,233,735

CASH AND EQUIVALENTS, end of period	$691,974	$2,484,627

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2010 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation, have been made to the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated or unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party or its interests in its properties and joint ventures.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2011, we owned 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet.  We own multifamily properties containing 4,391 rental units and retail properties containing approximately 47,000 square feet.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 15, 2011.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for variable interest entities (VIE’s) focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2011 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the three months ended March 31, 2011, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of March 31, 2011 or December 31, 2010.

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

Deferred Compensation Plans — Our Officer and Director Plans as of March 31, 2011 and as of December 31, 2010 reflected liabilities of approximately $0.3 million, the fair market value of 83,055 and 78,613 units respectively, and included in our other liabilities using level 1 measurement. Compensation expense for the Officer and Director Plans for the three months ended March 31 2011, and 2010 of  ($7,000) and $52,000 respectively.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of March 31, 2011 and December 31, 2010, due to the short-term nature of such accounts.

Notes receivable — As of March 31, 2011 and December 31, 2010, we determined the estimated fair values of our notes receivable were approximately $4.4 million and $4.4 million, respectively, by discounting expected  future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date. These are classified as other assets on our condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

Mortgages and notes payable — As of March 31, 2011 and December 31, 2010, we determined the estimated fair values of our mortgages and notes payable, were approximately $270.0 million and $274.3 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Note 3 — Real Estate Transactions

Acquisitions

FASB ASC Topic 805 Business Combinations requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date.  The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized.  In addition, acquisition-related restructuring costs are to be capitalized.  The provisions of FASB ASC Topic 805 were effective for acquisitions starting January 1, 2009.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three months ended March 31, 2011 and 2010, did not result in an impairment loss.

We expense acquisition costs as incurred.  During the three months ended March 31, 2011, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2011, we did not dispose of any properties.

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

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three months ended March 31, 2011 and 2010.

	(Unaudited) Three Months Ended March 31
	2011	2010
REVENUE:
Rental income	$—	$145,568

Total revenue	—	145,568

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	—	50,117
Management fees	—	4,229
Property taxes and insurance	—	16,481

Total operating expenses	—	70,827

DISCONTINUED OPERATING INCOME	—	74,741

Interest expense	—	(137)

DISCONTINUED OPERATIONS, NET	$—	$74,604

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $4.7 million and $4.4 million, respectively.

Note 8 — Investment in and Advances to Joint Venture

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet. The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012 on land leased under a 65-year ground lease.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  There was no balance drawn on this obligation by this joint venture at December 31, 2010.  The balance drawn on the obligation at March 31, 2011 was $0.5 million.  The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs, not exceeding $400,000.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method and is reflected as investment in and advances to joint venture on our consolidated balance sheet on March 31, 2011 and December 31, 2010, at $0.6 million and $0.3 million, respectively.

Note 9 — Investment in and Advances to Tenants in Common

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2011	December 31, 2010
Summarized Balance Sheets
Land, buildings and amenities	$60,609,395	$61,795,806
Other, net	1,731,459	1,423,277
Total assets	$62,340,854	$63,219,083

Mortgages payable and other liabilities	$57,251,404	$57,372,320
Equity	5,089,450	5,846,763
Total liabilities and equity	$62,340,854	$63,219,083

	(Unaudited) Three Months Ended March 31
	2011	2010
Summarized Statements of Operations
Revenue	$2,201,833	$2,154,414

Operating income	$77,552	$51,129

Net loss	$(757,313)	$(793,898)

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2011	December 31, 2010
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR plus 2.5%, currently 2.74%, due May 31, 2011	$6,252,133	$4,442,146

Revolving note payable to a bank for $8.2 million, with interest payable in monthly installments at a variable rate based on LIBOR one month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,506,670	6,026,602	6,026,602

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, due June 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $16,506,670. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	14,901,000	14,994,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities, with a carrying value of $1,755,920	1,676,314	1,748,859

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities, with a carrying value of $10,838,338	11,122,682	11,177,410

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2012, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities, with a carrying value of $34,051,487	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.59%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $18,335,600	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until July 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.76%, maturing July 1, 2016, secured by certain land, buildings and amenities, with a carrying value of $11,985,023	9,600,000	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $19,689,823	13,680,134	13,729,051

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $34,846,853	26,582,484	26,677,537

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $19,338,886	16,584,516	16,643,819

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $33,706,840	27,247,046	27,344,476

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $16,814,549	11,213,870	11,253,969

	(Unaudited)
	March 31, 2011	December 31, 2010

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $21,781,920	30,151,430	30,259,244

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $9,420,103	10,775,751	10,814,283

Mortgage payable to Federal Home Loan Mortgage Corporation, in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities, with a carrying value of $12,510,039	17,642,893	17,705,980

Mortgage payable to a bank in monthly installments of interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.00%, currently 3.26%, maturing April 1, 2011, secured by certain land, buildings and amenities, with a carrying value of $36,383,663	24,500,000	24,500,000

Total mortgages and notes payable	$268,910,355	$267,870,876

On April 20, 2011 we refinanced our acquisition of Lakes Edge Apartments with a new mortgage payable to a life insurance company for $24.7 million bearing fixed interest at 5.09% and maturing May 1, 2018.  We repaid the mortgage payable to a bank for $24.5 million which matured on April 1, 2011.

Both the $14.9 million mortgage and the $8.2 million revolving note payable are secured by our Lakeshore Business Center properties. We have a waiver of the debt service coverage ratio requirement for these obligations from the bank which precludes us from drawing on the available funds through maturity on June 1, 2011.

Our $10.0 million revolving note payable to a bank is due May 31, 2011.  As of March 31, 2011, our availability to draw on this revolving note payable was approximately $3.7 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt on March 31, 2011 was approximately $270.0 million.

Interest paid for the three months ended March 31, 2011 and 2010 was approximately $3.3 million and $2.4 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2011.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our tenant in common properties consist of the following:

	(Unaudited)
	March 31, 2011	December 31, 2010
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities, with a carrying value of $35,185,864 (1)	$34,140, 576	$34,279,148

Mortgage payable to an insurance company in monthly installments of principal and interest bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities, with a carrying value of $25,423,532 (2)	$22,373,029	$22,446,017

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Note 11 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate NTS Management Company, collectively referred to as “NTS Development”, for reimbursement of employee costs and overhead expenses and fees for services rendered as provided for in our various management agreements.

Note 12 — Related Party Transactions

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

We were charged the following approximate amounts pursuant to our various management agreements with NTS Development for the three months ended March 31, 2011 and 2010.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate, and items which have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Property management fees	$665,000	$573,000

Operating expenses reimbursement - property	982,000	916,000
Operating expenses reimbursement - multifamily leasing	175,000	162,000
Operating expenses reimbursement - administrative	262,000	238,000
Operating expenses reimbursement - other	11,000	13,000

Total operating expenses reimbursed to affiliate	1,430,000	1,329,000

Professional and administrative expenses reimbursed to affiliate	427,000	420,000

Construction supervision and leasing fees	93,000	77,000

Disposition fees included in gain on sale of discontinued operations	—	160,000

Total related party transactions	$2,615,000	$2,559,000

Total related party transactions from our investment in tenant in common	$323,000	$313,000

Total related party transactions from our investment in joint venture	$34,000	$—

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development Company on our behalf, which were reimbursed by us.

During the three months ended March 31, 2011 and 2010, we were charged approximately $18,000 and $14,000, respectively, for property maintenance fees from affiliates of NTS Development Company.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $76,000 and $77,000 from NTS Development Company for the three months ended March 31, 2011 and 2010, respectively.  The average per square foot rental rate for office space in NTS Center as of March 31, 2011 was $14.28 per square foot.

During the year ended December 31, 2010, we advanced $3.0 million as a note receivable to a related party.  We have classified this note receivable as other assets on our unaudited condensed consolidated balance sheets.

Note 13 — Commitments and Contingencies

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

Note 14 — Segment Reporting

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

	(Unaudited)
	Three Months Ended March 31, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$141,333	$1,392,254	$11,283,896	$(8,903)	$12,808,580
Tenant reimbursements	27,064	412,963	—	—	440,027

Total revenue	168,397	1,805,217	11,283,896	(8,903)	13,248,607

Operating expenses and operating expenses reimbursed to affiliate	42,045	694,379	4,248,679	—	4,985,103
Management fees	8,527	90,425	566,029	—	664,981
Property taxes and insurance	13,137	245,434	1,563,127	29,174	1,850,872
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	679,311	679,311
Depreciation and amortization	41,805	443,499	4,300,546	—	4,785,850

Total operating expenses	105,514	1,473,737	10,678,381	708,485	12,966,117

Operating income (loss)	62,883	331,480	605,515	(717,388)	282,490

Interest and other income	695	369	8,717	185,319	195,100
Interest expense	(12,376)	(145,483)	(3,319,912)	(56,509)	(3,534,280)
Loss on disposal of assets	(2,097)	(7,631)	(21,368)	—	(31,096)
Loss from investment in joint venture	—	(425)	—	—	(425)
Loss from investments in tenants in common	—	—	(412,467)	—	(412,467)

Income (loss) from continuing operations	49,105	178,310	(3,139,515)	(588,578)	(3,500,678)
Discontinued operations, net	—	—	—	—	—

Consolidated net income (loss)	49,105	178,310	(3,139,515)	(588,578)	(3,500,678)

Net loss attributable to noncontrolling interests	—	—	(108,662)	—	(108,662)

Net income (loss)	$49,105	$178,310	$(3,030,853)	$(588,578)	$(3,392,016)

Land, buildings and amenities, net	$3,667,298	$26,676,306	$279,703,125	$—	$310,046,729

Expenditures for land, buildings and amenities	$11,587	$564,098	$692,449	$—	$1,268,134

Segment liabilities from continuing operations	$44,942	$2,934,727	$245,984,732	$28,542,766	$277,507,167

	(Unaudited)
	Three Months Ended March 31, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$157,346	$1,423,470	$9,615,888	$(8,903)	$11,187,801
Tenant reimbursements	40,244	404,595	—	—	444,839

Total revenue	197,590	1,828,065	9,615,888	(8,903)	11,632,640

Operating expenses and operating expenses reimbursed to affiliate	38,370	726,944	3,414,210	—	4,179,524
Management fees	8,592	76,056	484,110	—	568,758
Property taxes and insurance	12,883	264,566	1,170,895	31,840	1,480,184
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	680,497	680,497
Depreciation and amortization	41,438	467,046	4,033,257	—	4,541,741

Total operating expenses	101,283	1,534,612	9,102,472	712,337	11,450,704

Operating income (loss)	96,307	293,453	513,416	(721,240)	181,936

Interest and other income	—	396	8,808	17,123	26,327
Interest expense	(52,091)	(173,638)	(2,936,323)	(88,838)	(3,250,890)
(Loss) gain on disposal of assets	—	(4,211)	439	—	(3,772)
Loss from investments in tenants in common	—	—	(438,800)	—	(438,800)

Income (loss) from continuing operations	44,216	116,000	(2,852,460)	(792,955)	(3,485,199)
Discontinued operations, net	119,889	(45,285)	—	—	74,604
Gain on sale of discontinued operations	534,883	—	—	—	534,883

Consolidated net income (loss)	698,988	70,715	(2,852,460)	(792,955)	(2,875,712)

Net loss attributable to noncontrolling interests	—	—	(307,388)	—	(307,388)

Net income (loss)	$698,988	$70,715	$(2,545,072)	$(792,955)	$(2,568,324)

Land, buildings and amenities, net	$3,812,461	$27,530,533	$256,317,872	$—	$287,660,866

Expenditures for land, buildings and amenities	$—	$33,418	$936,434	$—	$969,852

Segment liabilities from continuing operations	$2,351,552	$3,026,966	$224,106,667	$16,617,653	$246,102,838

Note 15 — Subsequent Events

On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.11 million to Lakes Edge Apartments which reduced our ownership percentage to 73.5% for the property.  We do not expect our ownership interest in the joint venture to be further reduced.  Pluris Property Fund II, L.P. is a related party as a member of the general partner of Pluris Property Fund II, L.P. is Mr. Lavin’s son-in-law.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical Accounting Policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our Critical Accounting Policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed on March 31, 2011, discuss judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2011.

Results of Operations

As of March 31, 2011, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with an unaffiliated third party, 6 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended March 31, 2011 and 2010 were approximately $3.4 million and $2.6 million, respectively.  The change in net loss for the three months ended March 31, 2011 as compared to March 31, 2010 was primarily due to a $0.5 million decrease in gain on sale of discontinued operations, a $0.3 million increase in interest expense and a $0.2 million decrease in net loss attributable to noncontrolling interests, partially offset by a $0.2 million increase in interest and other income.  There were no other material offsetting changes in net loss for the three months ended March 31, 2011 and 2010.

The following tables include certain selected summarized operating data for the three months ended March 31, 2011 and 2010.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$168,397	$1,805,217	$11,283,896	$(8,903)	$13,248,607
Operating expenses and operating expenses reimbursed to affiliate	42,045	694,379	4,248,679	—	4,985,103
Depreciation and amortization	41,805	443,499	4,300,546	—	4,785,850
Total interest expense	(12,376)	(145,483)	(3,319,912)	(56,509)	(3,534,280)
Net income (loss)	49,105	178,310	(3,030,853)	(588,578)	(3,392,016)

	(Unaudited)
	Three Months Ended March 31, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$197,590	$1,828,065	$9,615,888	$(8,903)	$11,632,640
Operating expenses and operating expenses reimbursed to affiliate	38,370	726,944	3,414,210	—	4,179,524
Depreciation and amortization	41,438	467,046	4,033,257	—	4,541,741
Total interest expense	(52,091)	(173,638)	(2,936,323)	(88,838)	(3,250,890)
Net income (loss)	698,988	70,715	(2,545,072)	(792,955)	(2,568,324)

Occupancy levels at our continuing properties by segment as of March 31, 2011 and 2010 were as follows:

	2011	2010
Multifamily	96%	94%
Multifamily Unconsolidated Investment in Tenants in Common	95%	95%
Commercial	80%	78%
Retail	95%	100%

The average occupancy levels at our continuing properties by segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Multifamily	96%	94%
Multifamily Unconsolidated Investment in Tenants in Common	94%	95%
Commercial	78%	77%
Retail	95%	100%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three months ended March 31, 2011 and 2010.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $13.2 million and $11.6 million, respectively. The increase of $1.6 million, or 14%, was primarily the result of a $1.7 million increase in rental income across the multifamily segment primarily related to our acquisition of Lakes Edge Apartments (December 2010), referred to as our “2010 acquisition” as well as increased occupancy in our multifamily segment.  There were no other material offsetting changes in rental income and tenant reimbursements for the three months ended March 31, 2011 and 2010.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $3.6 million and $2.9 million, respectively.  The increase of $0.7 million, or 24%, was primarily the result of a $0.2 million increase in operating expenses from our 2010 acquisition and a $0.5 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance.  There were no other material offsetting changes in operating expenses for the three months ended March 31, 2011 and 2010.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $1.4 million and $1.3 million, respectively.  The increase of $0.1 million, or 8%, was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliate from our 2010 acquisition.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three months ended March 31, 2011 and 2010.

We do not have any employees.  Pursuant to our various management agreements, NTS Development Company employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development Company provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development Company for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development Company’s employees are classified in our condensed consolidated statements of operations as operating expenses reimbursed to affiliate.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development Company, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Property	$982,000	$906,000
Multifamily leasing	175,000	163,000
Administrative	262,000	224,000
Other	11,000	11,000

Total	$1,430,000	$1,304,000

Management Fees

Management fees from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $0.7 million and $0.6 million, respectively. The increase of $0.1 million, or 17%, was primarily due to the multifamily segment pertaining to our 2010 acquisition. There were no other material offsetting changes in management fees for the three months ended March 31, 2011 and 2010.

Pursuant to our various management agreements, NTS Development Company and or its affiliate NTS Management Company collectively referred to as “NTS Development” receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation, or FHLMC.  NTS Development receives property management fees from our unconsolidated joint venture properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $1.9 million and $1.5 million, respectively.  The increase of $0.4 million, or 27%, was primarily the result of a $0.2 million increase in property taxes and insurance from our 2010 acquisition and a $0.2 million increase in property taxes at our Indianapolis, Indiana multifamily properties primarily related to receiving revised tax rates. There were no other material offsetting changes in property taxes and insurance for the three months ended March 31, 2011 and 2010.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended March 31, 2011 and 2010 were approximately $0.3 million and $0.3 million, respectively.  There were no material offsetting changes in professional and administrative expenses for the three months ended March 31, 2011 and 2010.

Professional and administrative expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2011 and 2010 were $0.4 million and $0.4 million, respectively.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three months ended March 31, 2011 and 2010.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Finance	$108,000	$107,000
Accounting	195,000	204,000
Investor relations	70,000	67,000
Human resources	5,000	4,000
Overhead	49,000	38,000

Total	$427,000	$420,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $4.8 million and $4.5 million, respectively.  The increase of $0.3 million, or 7%, was primarily due to our 2010 acquisition of approximately $0.6 million offset by a decrease in depreciation of approximately $0.3 million in our multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three months ended March 31, 2011 and 2010.

Interest and Other Income

Interest and other income from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $0.2 million and $26,000, respectively.   The increase was primarily due to increased interest income from our note receivable issued to a related party in 2010.  There were no other material offsetting changes in interest and other income for the three months ended March 31, 2011 and 2010.

Interest Expense

Interest expense from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $3.5 million and $3.3 million, respectively.  The increase of $0.2 million, or 6%, was primarily due to $0.3 million of increased interest expense related to our additional borrowings related to our 2010 acquisition, offset by decreased interest expense of $0.1 million related to our mortgage payable to a bank, which was satisfied during 2010.  There were no other material offsetting changes in interest expense for the three months ended March 31, 2011 and 2010.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2011 and 2010 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2011 loss on disposal of assets was due to retirement of signage, wood flooring, clubhouse carpeting, clubhouse painting, exercise equipment, and heating and air conditioning units. The 2010 loss on disposal of assets was due to the retirement of heating and air conditioning units.

Loss From Investment in Tenants in Common

Loss from investment in tenants in common for the three months ended March 31, 2011 and 2010 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations, Net

Net income from discontinued operations for the three months ended March 31, 2010 was approximately $75,000.  Discontinued operations, net for the three months ended March 31, 2010 include the operating results for the properties previously sold as listed below.

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

The components of the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are outlined below.

	(Unaudited)
	Three Months Ended March 31,
	2011	2010
Operating activities	$1,643,000	$(2,352,000)
Investing activities	(1,576,000)	2,867,000
Financing activities	445,000	(9,264,000)

Net increase (decrease) in cash and equivalents	$512,000	$(8,749,000)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $1.6 million for the three months ended March 31, 2011, compared to net cash used in operating activities of approximately $2.4 million for the three months ended March 31, 2010.  The change of approximately $4.0 million was primarily due to less cash used to fund lender held cash escrows of approximately $4.4 million, less cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $0.4 million, increased cash provided by results of operations of approximately $0.3 million and decreased cash used by prepaid income of approximately $0.2 million.  Our cash provided is offset by increased cash used to pay property taxes of approximately $0.7 million and increased cash used to fund prepaids and refundable deposits of approximately $0.6 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $1.6 million for the three months ended March 31, 2011, compared to net cash provided by investing activities of approximately $2.9 million for the three months ended March 31, 2010.  The change of approximately $4.5 million was primarily due to a decrease in cash provided by sale of discontinued operations of approximately $3.8 million, increased cash used to invest in joint ventures of approximately $0.3 million and increased cash of $0.3 million used for additions to land, buildings and amenities.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $0.4 million for the three months ended March 31, 2011, compared to net cash used in financing activities of approximately $9.3 million for the three months ended March 31, 2010.  The change of approximately $9.7 million was primarily due to activity on our revolving notes payable of $10.0 million, offset by an increase of $0.2 million used for principal payments on our mortgages payable and a decrease of $0.1 million provided by contributions from our noncontrolling interest holders.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $0.7 million on March 31, 2011.

On March 15, 2011, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 15, 2011, to limited partners of record at the close of business on March 31, 2011.

Pursuant to leasing agreements signed by March 31, 2011, we are obligated to incur expenditures of approximately $0.8 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving  notes and mortgage payable coming due in the next twelve months.

On April 20, 2011 we refinanced our acquisition of Lakes Edge Apartments with a new mortgage payable to a life insurance company for $24.7 million bearing fixed interest at 5.09% and maturing May 1, 2018.  We repaid the mortgage payable to a bank for $24.5 million which matured on April 1, 2011.

Our  availability to draw on our $10.0 million revolving note payable was approximately $3.7 million as of March 31, 2011.

We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank due May 31, 2011, our expiring $8.2 million revolving note payable to a bank due June 1, 2011 and our expiring $14.9 million mortgage payable to a bank due June 1, 2011, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

Property Transactions

Acquisitions

During the three months ended March 31, 2011 and 2010, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2011, we did not dispose of any properties.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear interest at a fixed rate, with the exception of approximately $75.9 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.8 million annually.  The average variable interest rate available to us at March 31, 2011 was 3.5%.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2011 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One – Three Years	Three – Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$365,611,753	$43,316,663	$33,106,330	$42,630,323	$246,558,437
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$365,611,753	$43,316,663	$33,106,330	$42,630,323	$246,558,437

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of March 31, 2011, Mr. J.D. Nichols beneficially owned approximately 60.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2010, two entities created or controlled by Mr. Nichols commenced pre-arranged trading plans to purchase limited partnership units of NTS Realty pursuant to Rule 10b5-1 under the Act. The trading plans are substantially similar to those previously announced by us in 2009 and 2008.  Each of the plans authorize its administrator, Wells Fargo Investments, LLC, to purchase approximately $26,000 and $52,000, respectively, of NTS Realty’s limited partnership units from time to time through no later than November 2011.  Under the terms of the plans, Mr. Nichols has no discretion or control over the timing, effectuation or the amount of each purchase.

During the three months ended March 31, 2011, no units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2010.  The table below summarizes activity pursuant to these plans for the three months ended March 31, 2011.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2011	—	$	N/A	482,341	(2)		(1)

February 2011	—	$	N/A	482,341	(2)		(1)

March 2011	—	$	N/A	482,341	(2)		(1)

Total	—	$	N/A	482,341	(2)		(1)

(1)	A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.
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

Exhibit No.
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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	May 5, 2011

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	May 5, 2011