Form 10-Q
period 2011-06-30
NTS REALTY HOLDINGS LP
filed 2011-08-08
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2011, there were 11,095,274 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), constitute “forward-looking statements”. These forward-looking statements include discussion and analysis of our financial condition, including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unit holders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements and indicate that it is possible that the event may not occur.  If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements.  Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K, for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS:
Cash and equivalents	$1,866,597	$180,053
Cash and equivalents - restricted	2,249,417	2,272,598
Accounts receivable, net of allowance for doubtful accounts of $411,898 at June 30, 2011 and $397,627 at December 31, 2010, respectively	1,582,207	1,558,987
Land, buildings and amenities, net	306,585,315	313,513,669
Investment in and advances to joint venture	991,960	292,593
Investments in and advances to tenants in common	1,139,604	2,123,137
Other assets	8,831,692	8,624,606

Total assets	$323,246,792	$328,565,643

LIABILITIES:
Mortgages and notes payable	$266,505,352	$267,870,876
Accounts payable and accrued expenses	3,089,168	2,718,912
Accounts payable and accrued expenses due to affiliate	334,300	300,812
Distributions payable	554,764	569,038
Security deposits	974,264	911,816
Other liabilities	4,521,736	4,026,749

Total liabilities	275,979,584	276,398,203

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	39,425,200	47,961,173
Noncontrolling interests	7,842,008	4,206,267

Total equity	47,267,208	52,167,440

Total liabilities and equity	$323,246,792	$328,565,643

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of June 30, 2011

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	—	—	1,386,869	20,706,731	(1,431,159)	20,662,441
Consolidated net loss current year	—	—	(381,930)	(5,674,183)	(426,009)	(6,482,122)
Cash distributions declared to date	—	—	(1,579,025)	(23,559,028)	(147,000)	(25,285,053)
Noncontrolling interests, net	—	—	—	—	4,257,750	4,257,750
Retirement of limited partnership interests to date	—	(286,334)	—	(1,356,059)	—	(1,356,059)

Balances on June 30, 2011	714,491	10,380,783	$2,557,295	$36,867,905	$7,842,008	$47,267,208

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Rental income	$13,084,930	$11,378,324	$25,893,510	$22,566,125
Tenant reimbursements	452,758	418,772	892,785	863,611

Total revenue	13,537,688	11,797,096	26,786,295	23,429,736

EXPENSES:
Operating expenses	4,128,307	3,560,320	7,683,146	6,416,918
Operating expenses reimbursed to affiliate	1,446,106	1,297,331	2,876,370	2,620,256
Management fees	670,029	581,096	1,335,010	1,149,855
Property taxes and insurance	1,315,601	1,602,473	3,166,473	3,082,657
Professional and administrative expenses	239,331	161,262	491,898	421,969
Professional and administrative expenses reimbursed to affiliate	420,171	399,769	846,915	819,559
Depreciation and amortization	4,470,950	4,540,787	9,256,800	9,082,528

Total operating expenses	12,690,495	12,143,038	25,656,612	23,593,742

OPERATING INCOME (LOSS)	847,193	(345,942)	1,129,683	(164,006)

Interest and other income	227,964	38,595	423,064	64,922
Interest expense	(3,505,400)	(3,205,991)	(7,039,680)	(6,456,881)
Loss on disposal of assets	(39,962)	(53,677)	(71,058)	(57,448)
Loss from investment in joint venture	(173)	—	(598)	—
Loss from investments in tenants in common	(511,066)	(499,326)	(923,533)	(938,127)

LOSS FROM CONTINUING OPERATIONS	(2,981,444)	(4,066,341)	(6,482,122)	(7,551,540)
Discontinued operations, net	—	(46,574)	—	28,030
Gain on sale of discontinued operations	—	1,248,399	—	1,783,282

CONSOLIDATED NET LOSS	(2,981,444)	(2,864,516)	(6,482,122)	(5,740,228)
Net loss attributable to noncontrolling interests	(317,347)	(257,291)	(426,009)	(564,679)

NET LOSS	$(2,664,097)	$(2,607,225)	$(6,056,113)	$(5,175,549)

Loss from continuing operations allocated to limited partners	$(2,792,338)	$(3,811,054)	$(6,073,241)	$(7,077,450)
Discontinued operations, net allocated to limited partners	—	(43,650)	—	26,271
Gain on sale of discontinued operations allocated to limited partners	—	1,170,024	—	1,671,326
Net loss attributable to noncontrolling interests allocated to limited partners	(297,218)	(241,138)	(399,058)	(529,228)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,495,120)	$(2,443,542)	$(5,674,183)	$(4,850,625)

Loss from continuing operations per limited partnership unit	$(0.26)	$(0.36)	$(0.57)	$(0.66)
Discontinued operations, net per limited partnership unit	—	—	—	—
Gain on sale of discontinued operations per limited partnership unit	—	0.11	—	0.16
Net loss attributable to noncontrolling interests per limited partnership unit	(0.03)	(0.02)	(0.04)	(0.05)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.23)	$(0.23)	$(0.53)	$(0.45)

Weighted average number of limited partnership interests	10,550,192	10,666,269	10,607,910	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	(Unaudited)
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss	$(6,482,122)	$(5,740,228)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(1,783,282)
Loss on disposal of assets	71,058	57,448
Depreciation and amortization	9,768,843	9,490,472
Loss from investments in tenants in common	923,533	938,127
Changes in assets and liabilities:
Cash and equivalents – restricted	23,181	(7,683,561)
Accounts receivable	(23,220)	150,927
Other assets	(519,216)	160,785
Accounts payable and accrued expenses	370,256	(103,863)
Accounts payable and accrued expenses due to affiliate	33,488	87,221
Security deposits	62,448	20,429
Other liabilities	494,987	509,736

Net cash provided by (used in) operating activities	4,723,236	(3,895,789)

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,235,007)	(1,827,473)
Proceeds from sale of discontinued operations	—	7,331,729
Investment in joint venture	(699,367)	—

Net cash (used in) provided by investing activities	(2,934,374)	5,504,256

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	4,110,750	147,000
Distributions to noncontrolling interest holders	(49,000)	—
Distributions from tenants in common	60,000	—
Retirement of Limited Partnership Units	(1,356,059)	—
Proceeds from mortgages payable	24,700,000	—
Revolving notes payable, net	(63,874)	875,552
Principal payments on mortgages payable	(1,501,650)	(1,299,891)
Additional payments on mortgages payable	(24,500,000)	(2,246,475)
Additional payments on revolving note payable	—	(8,200,000)
Additions to loan costs	(364,409)	(72,007)
Cash distributions	(1,138,076)	(1,138,076)

Net cash used in financing activities	(102,318)	(11,933,897)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,686,544	(10,325,430)

CASH AND EQUIVALENTS, beginning of period	180,053	11,233,735

CASH AND EQUIVALENTS, end of period	$1,866,597	$908,305

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2010 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation, have been made to the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated or unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of June 30, 2011, we owned 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet and our retail properties contain approximately 47,000 square feet. We own multifamily properties containing 4,391 rental units which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 15, 2011 and July 15, 2011.

On May 25, 2011, we retired 285,486 limited partnership units that were purchased for approximately $1.4 million.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest as defined by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2011 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the six months ended June 30, 2011, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of June 30, 2011 or December 31, 2010.

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

Deferred Compensation Plans — Our Officer and Director Plans as of June 30, 2011 and as of December 31, 2010 reflected liabilities of approximately $0.3 million, the fair market value of 85,468 and 78,613 units, respectively, and are included in our other liabilities using level 1 measurement.  Compensation expense for the Officer and Director Plans for the six months ended June 30, 2011 and 2010 were ($5,383) and ($25,737), respectively.  These income items resulted from a decrease in the fair market value of the respective units.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of June 30, 2011 and December 31, 2010, due to the short-term nature of such accounts.

Notes receivable — As of June 30, 2011 and December 31, 2010, we determined the estimated fair values of our notes receivable were approximately $4.5 million and $4.4 million, respectively, by discounting future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.  These are classified as other assets on our condensed consolidated balance sheets at June 30, 2011 and December 31, 2010.

Mortgages and notes payable — As of June 30, 2011 and December 31, 2010, we determined the estimated fair values of our mortgages and notes payable were approximately $274.7 million and $274.3 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Noncontrolling interests — On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.1 million to Lakes Edge Apartments which reduced our ownership to 73.5% for the property.  We do not expect our ownership interest in the joint venture to be further reduced.  Pluris Property Fund II, L.P. is a related party as a member of the general partner of Pluris Property Fund II, L.P. is Mr. Lavin’s son-in-law.

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

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and six months ended June 30, 2011 and 2010 did not result in an impairment loss.

During the six months ended June 30, 2011 and 2010, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2011, we did not dispose of any properties.

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

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and six months ended June 30, 2011 and 2010, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE:
Rental income	$—	$—	$—	$145,568

Total revenue	—	—	—	145,568

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	—	35,840	—	85,957
Management fees	—	—	—	4,229
Property taxes and insurance	—	10,616	—	27,097

Total operating expenses	—	46,456	—	117,283

DISCONTINUED OPERATING (LOSS) INCOME	—	(46,456)	—	28,285
	—		—
Interest expense	—	(118)	—	(255)

DISCONTINUED OPERATIONS, NET	$—	$(46,574)	$—	$28,030

Note 4 — Concentration of Credit Risk

We own and operate wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with affiliated third parties and an unaffiliated third party, commercial, multifamily and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended June 30, 2011 and 2010 was approximately $4.4 million and $4.5 million, respectively.  Depreciation expense from continuing operations for the six months ended June 30, 2011 and 2010 was approximately $9.1 million and $8.9 million, respectively.

Note 8 — Investment in and Advances to Joint Venture

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012 on land leased under a 65-year ground lease.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  There was no balance drawn on this obligation by this joint venture at December 31, 2010.  The balance drawn on the obligation at June 30, 2011 was $1.6 million.  The joint venture expects to invest a total of $20.5 million into the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs, not exceeding $400,000.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method and is reflected as investment in and advances to joint venture on our condensed consolidated balance sheet on June 30, 2011 and December 31, 2010 at $1.0 million and $0.3 million, respectively.

Note 9 — Investments in and Advances to Tenants in Common

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2011	December 31, 2010
Summarized Balance Sheets
Land, buildings and amenities	$59,425,241	$61,795,806
Other, net	1,955,003	1,423,277
Total assets	$61,380,244	$63,219,083

Mortgages payable and other liabilities	$57,265,417	$57,372,320
Equity	4,114,827	5,846,763
Total liabilities and equity	$61,380,244	$63,219,083

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Summarized Statements of Operations

Revenue	$2,302,038	$2,190,218	$4,503,871	$4,344,632

Operating (loss) income	$(42,410)	$(40,480)	$35,142	$10,648

Net loss	$(874,622)	$(892,213)	$(1,631,935)	$(1,686,112)

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following

	(Unaudited)
	June 30, 2011	December 31, 2010
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.69%, due September 30, 2011	$4,378,272	$4,442,146

Revolving note payable to a bank for $8.2 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.69%, due September 1, 2011, secured by certain land, buildings and amenities with a carrying value of $16,509,681	6,026,602	6,026,602

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.69%, due September 1, 2011, secured by certain land, buildings and amenities with a carrying value of $16,509,681. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	14,808,000	14,994,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,739,897	1,602,226	1,748,859

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,677,364	11,070,391	11,177,410

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $33,444,570	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until August 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.52%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $18,056,728	14,625,000	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation, with interest payable in monthly installments until August 1, 2011, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.69%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $11,789,307	9,600,000	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,520,941	13,634,637	13,729,051

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $34,452,879	26,494,077	26,677,537

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,036,084	16,529,360	16,643,819

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $33,349,443	27,156,429	27,344,476

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,681,734	11,176,575	11,253,969

	(Unaudited)
	June 30, 2011	December 31, 2010

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $21,580,351	30,051,152	30,259,244

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $9,331,676	10,739,914	10,814,283

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $12,394,123	17,584,217	17,705,980

Mortgage payable to a bank in monthly installments of interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.00%, currently 3.26%, maturing April 1, 2011	—	24,500,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $36,100,674	24,700,000	—

Total mortgages and notes payable	$266,505,352	$267,870,876

Both the $14.8 million mortgage payable to a bank and the $8.2 million revolving note payable to a bank are secured by our Lakeshore Business Center properties.  We have a waiver of the debt service coverage ratio requirement for these obligations from the bank which precludes us from drawing on the available funds through maturity on September 1, 2011.

Our $10.0 million revolving note payable to a bank is due September 30, 2011.  As of June 30, 2011, our availability to draw on this revolving note payable was approximately $5.1 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt at June 30, 2011 was approximately $274.7 million.

Interest paid for the six months ended June 30, 2011 and 2010 was approximately $6.7 million and $5.6 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2011.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our tenant in common properties consist of the following:

	(Unaudited)
	June 30, 2011	December 31, 2010
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $34,488,721 (1)	$34,010,803	$34,279,148

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $24,936,521 (2)	$22,298,942	$22,446,017

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Note 11 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, collectively referred to as “NTS Development”, for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

Note 12 — Related Party Transactions

Pursuant to various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture properties, our properties owned as a tenant in common with an unaffiliated third party and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreement and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to our various management agreements with NTS Development for the three and six months ended June 30, 2011 and 2010.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate, and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended June 30,
	2011	2010
Property management fees	$670,000	$581,000

Operating expenses reimbursement – property	980,000	884,000
Operating expenses reimbursement – multifamily leasing	196,000	163,000
Operating expenses reimbursement – administrative	257,000	233,000
Operating expenses reimbursement – other	13,000	13,000

Total operating expenses reimbursed to affiliate	1,446,000	1,293,000

Professional and administrative expenses reimbursed to affiliate	420,000	400,000

Construction supervision fees and leasing fees	72,000	52,000

Disposition fees included in gain on sale of discontinued operations	—	150,000

Total related party transactions	$2,608,000	$2,476,000

Total related party transactions from our investments in tenants in common	$309,000	$316,000

Total related party transactions from our investment in joint venture	$49,000	$—

	(Unaudited)
	For the Six Months Ended June 30,
	2011	2010
Property management fees	$1,335,000	$1,154,000

Operating expenses reimbursement – property	1,962,000	1,800,000
Operating expenses reimbursement – multifamily leasing	371,000	326,000
Operating expenses reimbursement – administrative	519,000	470,000
Operating expenses reimbursement – other	24,000	26,000

Total operating expenses reimbursed to affiliate	2,876,000	2,622,000

Professional and administrative expenses reimbursed to affiliate	847,000	820,000

Construction supervision fees and leasing fees	165,000	129,000

Disposition fees included in gain on sale of discontinued operations	—	310,000

Total related party transactions	$5,223,000	$5,035,000

Total related party transactions from our investments in tenants in common	$632,000	$630,000

Total related party transactions from our investment in joint venture	$82,000	$—

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development Company and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended June 30, 2011 and 2010, we were charged approximately $14,000 and $12,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the six months ended June 30, 2011 and 2010, we were charged approximately $32,000 and $26,000, respectively, for property maintenance fees from affiliates of NTS Development.

NTS Development Company leased 20,368 square feet of office space in NTS Center, at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $76,000 and $77,000 from NTS Development Company for the three months ended June 30, 2011 and 2010, respectively.  We recognized rents of approximately $153,000 and $154,000 from NTS Development Company for the six months ended June 30, 2011 and 2010, respectively.  The average per square foot rental rate for similar office space in NTS Center as of June 30, 2011 was $13.93 per square foot.

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

	(Unaudited)
	Three Months Ended June 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$143,922	$1,449,824	$11,500,087	$(8,903)	$13,084,930
Tenant reimbursements	24,231	428,527	—	—	452,758

Total revenue	168,153	1,878,351	11,500,087	(8,903)	13,537,688

Operating expenses and operating expenses reimbursed to affiliate	43,358	687,191	4,843,864	—	5,574,413
Management fees	7,734	89,855	572,157	283	670,029
Property taxes and insurance	13,181	246,211	1,027,036	29,173	1,315,601
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	659,502	659,502
Depreciation and amortization	42,574	445,714	3,982,662	—	4,470,950

Total operating expenses	106,847	1,468,971	10,425,719	688,958	12,690,495

Operating income (loss)	61,306	409,380	1,074,368	(697,861)	847,193

Interest and other income	—	1,998	33,721	192,245	227,964
Interest expense	(3,656)	(146,083)	(3,229,415)	(126,246)	(3,505,400)
Loss on disposal of assets	—	(9,685)	(30,277)	—	(39,962)
Loss from investment in joint venture	—	(173)	—	—	(173)
Loss from investments in tenants in common	—	—	(511,066)	—	(511,066)

Consolidated net income (loss)	57,650	255,437	(2,662,669)	(631,862)	(2,981,444)

Net loss attributable to noncontrolling interests	—	—	(317,347)	—	(317,347)

Net income (loss)	$57,650	$255,437	$(2,345,322)	$(631,862)	$(2,664,097)

Land, buildings and amenities, net	$3,625,938	$26,543,503	$276,415,874	$—	$306,585,315

Expenditures for land, buildings and amenities	$—	$320,015	$646,858	$—	$966,873

Segment liabilities from continuing operations	$50,558	$3,071,532	$246,419,280	$26,438,214	$275,979,584

	(Unaudited)
	Three Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$150,613	$1,404,785	$9,831,829	$(8,903)	$11,378,324
Tenant reimbursements	23,231	395,541	—	—	418,772

Total revenue	173,844	1,800,326	9,831,829	(8,903)	11,797,096

Operating expenses and operating expenses reimbursed to affiliate	55,155	622,427	4,180,069	—	4,857,651
Management fees	8,213	90,856	482,027	—	581,096
Property taxes and insurance	12,883	256,388	1,301,362	31,840	1,602,473
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	561,031	561,031
Depreciation and amortization	41,671	466,260	4,032,856	—	4,540,787

Total operating expenses	117,922	1,435,931	9,996,314	592,871	12,143,038

Operating income (loss)	55,922	364,395	(164,485)	(601,774)	(345,942)

Interest and other income	—	433	13,710	24,452	38,595
Interest expense	(22,681)	(154,200)	(2,963,514)	(65,596)	(3,205,991)
Loss on disposal of assets	—	(18,277)	(35,400)	—	(53,677)
Loss from investments in tenants in common	—	—	(499,326)	—	(499,326)

Income (loss) from continuing operations	33,241	192,351	(3,649,015)	(642,918)	(4,066,341)
Discontinued operations, net	(4,387)	(42,187)	—	—	(46,574)
Gain on sale of discontinued operations	—	1,248,399	—	—	1,248,399

Consolidated net income (loss)	28,854	1,398,563	(3,649,015)	(642,918)	(2,864,516)

Net loss attributable to noncontrolling interests	—	—	(257,291)	—	(257,291)

Net income (loss)	$28,854	$1,398,563	$(3,391,724)	$(642,918)	$(2,607,225)

Land, buildings and amenities, net	$3,780,843	$27,099,480	$253,112,000	$—	$283,992,323

Expenditures for land, buildings and amenities	$9,350	$49,494	$799,277	$—	$858,121

Segment liabilities from continuing operations	$61,260	$3,096,230	$224,060,199	$17,276,295	$244,493,984

	(Unaudited)
	Six Months Ended June 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$285,255	$2,842,078	$22,783,983	$(17,806)	$25,893,510
Tenant reimbursements	51,295	841,490	—	—	892,785

Total revenue	336,550	3,683,568	22,783,983	(17,806)	26,786,295

Operating expenses and operating expenses reimbursed to affiliate	85,403	1,381,570	9,092,543	—	10,559,516
Management fees	16,261	180,280	1,138,186	283	1,335,010
Property taxes and insurance	26,318	491,645	2,590,163	58,347	3,166,473
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,338,813	1,338,813
Depreciation and amortization	84,379	889,213	8,283,208	—	9,256,800

Total operating expenses	212,361	2,942,708	21,104,100	1,397,443	25,656,612

Operating income (loss)	124,189	740,860	1,679,883	(1,415,249)	1,129,683

Interest and other income	695	2,367	42,438	377,564	423,064
Interest expense	(16,032)	(291,566)	(6,549,327)	(182,755)	(7,039,680)
Loss on disposal of assets	(2,097)	(17,316)	(51,645)	—	(71,058)
Loss from investment in joint venture	—	(598)	—	—	(598)
Loss from investments in tenants in common	—	—	(923,533)	—	(923,533)

Consolidated net income (loss)	106,755	433,747	(5,802,184)	(1,220,440)	(6,482,122)

Net loss attributable to noncontrolling interests	—	—	(426,009)	—	(426,009)

Net income (loss)	$106,755	$433,747	$(5,376,175)	$(1,220,440)	$(6,056,113)

Land, buildings and amenities, net	$3,625,938	$26,543,503	$276,415,874	$—	$306,585,315

Expenditures for land, buildings and amenities	$11,587	$884,113	$1,339,307	$—	$2,235,007

Segment liabilities from continuing operations	$50,558	$3,071,532	$246,419,280	$26,438,214	$275,979,584

	(Unaudited)
	Six Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$307,959	$2,828,256	$19,447,715	$(17,805)	$22,566,125
Tenant reimbursements	63,475	800,136	—	—	863,611

Total revenue	371,434	3,628,392	19,447,715	(17,805)	23,429,736

Operating expenses and operating expenses reimbursed to affiliate	93,526	1,349,373	7,594,275	—	9,037,174
Management fees	16,805	166,912	966,138	—	1,149,855
Property taxes and insurance	25,766	520,954	2,472,257	63,680	3,082,657
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,241,528	1,241,528
Depreciation and amortization	83,109	933,305	8,066,114	—	9,082,528

Total operating expenses	219,206	2,970,544	19,098,784	1,305,208	23,593,742

Operating income (loss)	152,228	657,848	348,931	(1,323,013)	(164,006)

Interest and other income	—	829	22,518	41,575	64,922
Interest expense	(74,772)	(327,837)	(5,899,839)	(154,433)	(6,456,881)
Loss on disposal of assets	—	(22,487)	(34,961)	—	(57,448)
Loss from investments in tenants in common	—	—	(938,127)	—	(938,127)

Income (loss) from continuing operations	77,456	308,353	(6,501,478)	(1,435,871)	(7,551,540)
Discontinued operations, net	115,502	(87,472)	—	—	28,030
Gain on sale of discontinued operations	534,883	1,248,399	—	—	1,783,282

Consolidated net income (loss)	727,841	1,469,280	(6,501,478)	(1,435,871)	(5,740,228)

Net loss attributable to noncontrolling interests	—	—	(564,679)	—	(564,679)

Net income (loss)	$727,841	$1,469,280	$(5,936,799)	$(1,435,871)	$(5,175,549)

Land, buildings and amenities, net	$3,780,843	$27,099,480	$253,112,000	$—	$283,992,323

Expenditures for land, buildings and amenities	$9,350	$82,912	$1,735,211	$—	$1,827,473

Segment liabilities from continuing operations	$61,260	$3,096,230	$224,060,199	$17,276,295	$244,493,984

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2011, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2011.

Results of Operations

As of June 30, 2011, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 6 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended June 30, 2011 and 2010 were approximately $2.7 million and $2.6 million, respectively.  Net loss for the three months ended June 30, 2011 as compared to June 30, 2010 was driven by a $1.2 million decrease in gain on sale of discontinued operations and a $0.3 million increase in interest expense. This was partially offset by a $1.2 million increase in operating income primarily related to our acquisition of Lakes Edge Apartments (December 2010), referred to as our “2010 acquisition”, and a $0.2 million increase in interest and other income.  There were no other material offsetting changes in net loss for the three months ended June 30, 2011 and 2010.

Net losses for the six months ended June 30, 2011 and 2010 were approximately $6.1 million and $5.2 million, respectively.  Net loss for the six months ended June 30, 2011 as compared to June 30, 2010 was driven by a $1.8 million decrease in gain on sale of discontinued operations, a $0.6 million increase in interest expense and a $0.1 million decrease in net loss attributable to noncontrolling interests.  This was partially offset by a $1.3 million increase in operating income primarily related to our 2010 acquisition and a $0.4 million increase in interest and other income.  There were no other material offsetting changes in net loss for the six months ended June 30, 2011 and 2010.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2011 and 2010.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$168,153	$1,878,351	$11,500,087	$(8,903)	$13,537,688
Operating expenses and operating expenses reimbursed to affiliate	43,358	687,191	4,843,864	—	5,574,413
Depreciation and amortization	42,574	445,714	3,982,662	—	4,470,950
Total interest expense	(3,656)	(146,083)	(3,229,415)	(126,246)	(3,505,400)
Net income (loss)	57,650	255,437	(2,345,322)	(631,862)	(2,664,097)

	(Unaudited)
	Three Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$173,844	$1,800,326	$9,831,829	$(8,903)	$11,797,096
Operating expenses and operating expenses reimbursed to affiliate	55,155	622,427	4,180,069	—	4,857,651
Depreciation and amortization	41,671	466,260	4,032,856	—	4,540,787
Total interest expense	(22,681)	(154,200)	(2,963,514)	(65,596)	(3,205,991)
Net income (loss)	28,854	1,398,563	(3,391,724)	(642,918)	(2,607,225)

	(Unaudited)
	Six Months Ended June 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$336,550	$3,683,568	$22,783,983	$(17,806)	$26,786,295
Operating expenses and operating expenses reimbursed to affiliate	85,403	1,381,570	9,092,543	—	10,559,516
Depreciation and amortization	84,379	889,213	8,283,208	—	9,256,800
Total interest expense	(16,032)	(291,566)	(6,549,327)	(182,755)	(7,039,680)
Net income (loss)	106,755	433,747	(5,376,175)	(1,220,440)	(6,056,113)

	(Unaudited)
	Six Months Ended June 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$371,434	$3,628,392	$19,447,715	$(17,805)	$23,429,736
Operating expenses and operating expenses reimbursed to affiliate	93,526	1,349,373	7,594,275	—	9,037,174
Depreciation and amortization	83,109	933,305	8,066,114	—	9,082,528
Total interest expense	(74,772)	(327,837)	(5,899,839)	(154,433)	(6,456,881)
Net income (loss)	727,841	1,469,280	(5,936,799)	(1,435,871)	(5,175,549)

Occupancy levels at our continuing properties by segment as of June 30, 2011 and 2010 were as follows:

	2011	2010
Retail	95%	100%
Commercial	84%	75%
Multifamily	97%	96%
Multifamily Unconsolidated Investments in Tenants in Common	97%	94%

The average occupancy levels at our continuing properties by segment for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30.
	2011	2010	2011	2010
Retail	95%	100%	95%	100%
Commercial	83%	75%	80%	76%
Multifamily	96%	96%	96%	95%
Multifamily Unconsolidated Investments in Tenants in Common	97%	95%	96%	95%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and six months ended June 30, 2011 and 2010.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended June 30, 2011 and 2010 were approximately $13.5 million and $11.8 million, respectively. Rental income and tenant reimbursements from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $26.8 million and $23.4 million, respectively. The increase of $1.7 million, or 14%, for the three months ended June 30, 2011 and 2010 was primarily the result of a $1.7 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition as well as an increase in the average monthly unit rental to $956 from $910, for the three months ended June 30, 2011 and 2010, respectively.  The increase of $3.4 million, or 15%, for the six months ended June 30, 2011 and 2010 was primarily the result of a $3.3 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition as well as increased occupancy and increased average monthly unit rental to $953 from $911, for the six months ended June 30, 2011 and 2010, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and six months ended June 30, 2011 and 2010.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended June 30, 2011 and 2010 were approximately $4.1 million and $3.6 million, respectively.  Operating expenses from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $7.7 million and $6.4 million, respectively.  The increase of $0.5 million, or 14%, for the three months ended June 30, 2011 and 2010 was primarily the result of a $0.4 million increase in operating expenses from our 2010 acquisition and a $0.1 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance.  The increase of $1.3 million, or 20%, for the six months ended June 30, 2011 and 2010 was primarily the result of a $0.6 million increase in operating expenses from our 2010 acquisition and a $0.6 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance.  There were no other material offsetting changes in operating expenses for the three and six months ended June 30, 2011 and 2010.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended June 30, 2011 and 2010 were approximately $1.4 million and $1.3 million, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $2.9 million and $2.6 million, respectively.  The increases of $0.1 million, or 8%, and $0.3 million, or 12%, respectively were primarily the result of an increase in operating expenses reimbursed to affiliate across our multifamily segment primarily related to our 2010 acquisition.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three and six months ended June 30, 2011 and 2010.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property	$980,000	$879,000	$1,962,000	$1,785,000
Multifamily leasing	196,000	163,000	371,000	326,000
Administrative	257,000	224,000	519,000	449,000
Other	13,000	31,000	24,000	60,000

Total	$1,446,000	$1,297,000	$2,876,000	$2,620,000

Management Fees

Management fees from continuing operations for the three months ended June 30, 2011 and 2010 were approximately $0.7 million and $0.6 million, respectively.  Management fees from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $1.3 million and $1.1 million, respectively.  The increases of $0.1 million, or 17%, and $0.2 million, or 18%, respectively, were primarily the result of an increase in management fees across our multifamily segment primarily related to our 2010 acquisition, increased occupancy and increased average rental income.  There were no other material offsetting changes in management fees for the three and six months ended June 30, 2011 and 2010.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation, or FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended June 30, 2011 and 2010 were approximately $1.3 million and $1.6 million, respectively.  Property taxes and insurance from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $3.2 million and $3.1 million, respectively.  The decrease of $0.3 million, or 19%, for the three months ended June 30, 2011 and 2010 was primarily the result of a $0.4 million decrease in property taxes at the Indianapolis properties primarily due to a successful appeal of the property taxes, which was partially offset by an increase in taxes and insurance from our 2010 acquisition.  The increase of $0.1 million, or 3%, for the six months ended June 30, 2011 and 2010 was primarily the result of a $0.3 million increase in property taxes and insurance from our 2010 acquisition, which was partially offset by the decrease in property taxes at our Indianapolis properties. There were no other material offsetting changes in property taxes and insurance for the three and six months ended June 30, 2011 and 2010.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for each of the three months ended June 30, 2011 and 2010 were approximately $0.2 million.  Professional and administrative expenses from continuing operations for the six months ended June 30, 2011 and 2010 were approximately $0.5 million and $0.4 million, respectively.  The increase of $0.1 million, or 25%, for the six months ended June 30, 2011 and 2010 was primarily due to an overall increase in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the three and six months ended June 30, 2011 and 2010.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the three months ended June 30, 2011 and 2010 were approximately $0.4 million.  Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the six months ended June 30, 2011 and 2010 were approximately $0.8 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three and six months ended June 30, 2011 and 2010.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Finance	$102,000	$101,000	$209,000	$209,000
Accounting	178,000	189,000	374,000	393,000
Investor relations	67,000	65,000	137,000	133,000
Human resources	5,000	4,000	10,000	7,000
Overhead	68,000	41,000	117,000	78,000

Total	$420,000	$400,000	$847,000	$820,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for each of the three months ended June 30, 2011 and 2010 was approximately $4.5 million.  Depreciation and amortization from continuing operations for the six months ended June 30, 2011 and 2010 was approximately $9.3 million and $9.1 million, respectively.  The increase of $0.2 million, or 2%, for the six months ended June 30, 2011 and 2010, was primarily due to our 2010 acquisition of approximately $1.2 million offset by a decrease of approximately $1.0 million across the remaining multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three and six months ended June 30, 2011 and 2010.

Interest and Other Income

Interest and other income from continuing operations for the three months ended June 30, 2011 and 2010 was approximately $0.2 million and $39,000, respectively.  Interest and other income from continuing operations for the six months ended June 30, 2011 and 2010 was approximately $0.4 million and $0.1 million, respectively.  The increases were primarily due to increased interest income from our note receivable issued to a related party in 2010.  There were no other material offsetting changes in interest and other income for the three and six months ended June 30, 2011 and 2010.

Interest Expense

Interest expense from continuing operations for the three months ended June 30, 2011 and 2010 was approximately $3.5 million and $3.2 million, respectively.  Interest expense from continuing operations for the six months ended June 30, 2011 and 2010 was approximately $7.0 million and $6.5 million, respectively.  The increase of $0.3 million, or 9%, for the three months ended June 30, 2011 and 2010 was primarily due to $0.3 million of increased interest expense on our additional borrowings related to our 2010 acquisition.  The increase of $0.5 million, or 8%, for the six months ended June 30, 2011 and 2010 was primarily due to $0.7 million of increased interest expense on our additional borrowings related to our 2010 acquisition, offset by decreased interest expense of $0.2 million related to our mortgage payable to a bank, which was satisfied during 2010.  There were no other material offsetting changes in interest expense for the three and six months ended June 30, 2011 and 2010.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and six months ended June 30, 2011 and 2010 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.  The 2011 loss on disposal of assets was due to the retirement of carpet; paint; tenant finish; signage; wood flooring; pool furniture; clubhouse furniture, carpeting and painting; model furniture; exercise equipment; and heating and air conditioning units.  The 2010 loss on disposal of assets was due to the retirement of heating and air conditioning units, roofs, microwaves, and mailboxes.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the three and six months ended June 30, 2011 and 2010 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations, Net

Net loss from discontinued operations for the three months ended June 30, 2010 was approximately $47,000 and net income from discontinued operations for the six months ended June 30, 2010 was approximately $28,000.  Discontinued operations, net for the three and six months ended June 30, 2010 include the net operating results for the properties previously sold as listed below.

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the three months ended June 30, 2010 was approximately $1.2 million due to the sale of Sears Office Building in June 2010.  Gain on sale of discontinued operations for the six months ended June 30, 2010 was approximately $1.8 million due to the sale of Sears Office Building in June 2010 and the sale of Outlet Mall in March 2010.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Other sources of cash include the proceeds from our mortgage loans and revolving notes payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The components of the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are outlined below.

	(Unaudited)
	Six Months Ended June 30,
	2011	2010
Operating activities	$4,723,000	$(3,896,000)
Investing activities	(2,934,000)	5,505,000
Financing activities	(102,000)	(11,934,000)

Net increase (decrease) in cash and equivalents	$1,687,000	$(10,325,000)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $4.7 million for the six months ended June 30, 2011 as compared to net cash used in operating activities of approximately $3.9 million for the six months ended June 30, 2010.  The change of $8.6 million was primarily due to the use of restricted cash of $7.7 million from the proceeds of our sale of Outlet Mall retail property (March 2010) and our Sears Office Building (June 2010) to satisfy the requirements of Section 1031 of the Internal Revenue Code in purchasing “like-kind” replacement property in order to defer recognition of gain for federal tax purposes. Our cash provided was also due to increased cash provided by results of operations of $2.7 million; less cash used to satisfy accounts payable and accrued expenses, as well as accounts payable and accrued expenses due to affiliate, of $0.4 million; increased cash provided by note receivable discount of $0.3 million; and less cash used to fund prepaid insurance of approximately $0.1 million. Our cash provided is partially offset by a decrease in cash provided by gain on sales of discontinued operations of approximately $1.8 million, increase in depreciation and amortization of $0.3 million, decrease in accounts receivable of approximately $0.2 million, and increase in leasing commissions of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $2.9 million for the six months ended June 30, 2011 as compared to net cash provided by investing activities of approximately $5.5 million for the six months ended June 30, 2010.  The change of $8.4 million was primarily due to decreased cash provided from sale of discontinued operations of $7.3 million, increased cash used to invest in joint venture of $0.7 million and increased cash used to purchase land, buildings and amenities of approximately $0.4 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.1 million and $11.9 million for the six months ended June 30, 2011 and 2010, respectively.  The change of $11.8 million was primarily due to proceeds from mortgages payable of approximately $25.0 million and increase in cash provided by contributions from noncontrolling interest holders in properties of approximately $4.0 million. Our cash provided is partially offset by an increase in principal payments on our mortgages payable of approximately $14.1 million, cash used to retire Limited Partnership Units of approximately $1.4 million and cash used for activity on our revolving notes payable of approximately $1.0 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.9 million on June 30, 2011.

On March 15, 2011, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 15, 2011, to limited partners of record at the close of business on March 31, 2011.

On June 14, 2011, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on July 15, 2011, to limited partners of record at the close of business on June 30, 2011.

Pursuant to lease agreements signed by June 30, 2011, we are obligated to incur expenditures of approximately $1.0 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving notes and mortgage payable coming due in the next twelve months.

In addition to the $8.2 million revolving note payable to a bank due September 1, 2011, we continue to have our $10.0 million revolving note payable to a bank due September 30, 2011. Our availability to draw on our $10.0 million revolving note payable was approximately $5.1 million as of June 30, 2011.

We intend to seek a renewal of our expiring $8.2 million revolving note payable to a bank due September 1, 2011; our expiring $14.8 million mortgage payable to a bank due September 1, 2011; and our $10.0 million revolving note payable to a bank due September 30, 2011 but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.

We expect to receive $1.0 million by August 31, 2011 and $3.5 million by November 10, 2011 to satisfy our notes receivable.

Property Transactions

Acquisitions

During the six months ended June 30, 2011 and 2010, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2011, we did not dispose of any properties.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments which bear interest at a fixed rate, with the exception of approximately $49.4 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at June 30, 2011 was 3.5%.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2011, under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$360,048,468	$41,893,295	$33,193,893	$42,324,028	$242,637,252
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$360,048,468	$41,893,295	$33,193,893	$42,324,028	$242,637,252

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of June 30, 2011, Mr. J.D. Nichols beneficially owned approximately 62% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which other limited partners would receive a premium for their units over their current trading prices.

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

During the six months ended June 30, 2011, no units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2010.  During the quarterly period ended June 30, 2011, we repurchased and retired 285,486 limited partnership units of NTS Realty at a cost of approximately $1.4 million.  The table below summarizes our NTS Realty limited partnership unit purchase activity for the quarterly period ended June 30, 2011.

Period	Total Number of Units Purchased		Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2011	—		$	N/A	482,341	(2)		(1)

May 2011	285,486	(3)		$4.75	482,341	(2)		(1)

June 2011	—		$	N/A	482,341	(2)		(1)

Total	—		$	N/A	482,341	(2)		(1)

(1)	A description of the maximum amount that may be used to purchase our units under the trading plans is included in the narrative preceding this table.
(2)

Represents the total number of our limited partnership units that have been purchased under the trading plans by entities created or controlled by Mr. Nichols, pursuant to the current or any previous publicly announced plan or program by trading plans.

(3)

On May 9, 2011, the Company entered into a privately negotiated transaction via a Limited Partnership Unit Purchase Agreement whereby the Company purchased 285,486 limited partnership units of NTS Realty for a purchase price of $1,356,058.50, or $4.75 per share.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Reserved

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

Exhibit No.

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC, dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreements between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filling, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(17)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(17)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

		(17) (18)

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
(18)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	August 8, 2011

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	August 8, 2011