Form 10-Q
period 2011-09-30
NTS REALTY HOLDINGS LP
filed 2011-11-04
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 4, 2011, there were 11,095,274 of the registrant’s limited partnership units outstanding.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-Q

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), constitute “forward-looking statements.”  These forward-looking statements include discussion and analysis of our financial condition, including our ability to rent space on favorable terms, our ability to address debt maturities and fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unit holders and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” and variations of these words and similar expressions are intended to identify forward-looking statements and indicate that it is possible that the event may not occur.  If these events do not occur, the result which we expected also may or may not occur in a different manner, which may be more or less favorable to us.  We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements.  Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS:
Cash and equivalents	$1,575,675	$180,053
Cash and equivalents - restricted	3,266,691	2,272,598
Accounts receivable, net of allowance for doubtful accounts of $301,242 at September 30, 2011 and $397,627 at December 31, 2010, respectively	1,632,805	1,558,987
Land, buildings and amenities, net	303,226,837	313,513,669
Investment in and advances to joint venture	1,643,977	292,593
Investments in and advances to tenants in common	919,521	2,123,137
Other assets	8,931,450	8,624,606

Total assets	$321,196,956	$328,565,643

LIABILITIES:
Mortgages and notes payable	$266,572,420	$267,870,876
Accounts payable and accrued expenses	3,657,888	2,718,912
Accounts payable and accrued expenses due to affiliate	373,903	300,812
Distributions payable	554,764	569,038
Security deposits	931,633	911,816
Other liabilities	5,838,901	4,026,749
Investments in and advances to tenants in common	356,558	—

Total liabilities	278,286,067	276,398,203

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	35,513,712	47,961,173
Noncontrolling interests	7,397,177	4,206,267

Total equity	42,910,889	52,167,440

Total liabilities and equity	$321,196,956	$328,565,643

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity as of September 30, 2011

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$5,588,426	$55,470,251
Net income (loss) prior years	—	—	1,386,869	20,706,731	(1,431,159)	20,662,441
Consolidated net loss current year	—	—	(598,089)	(8,814,748)	(821,840)	(10,234,677)
Cash distributions declared to date	—	—	(1,614,750)	(24,078,067)	(196,000)	(25,888,817)
Noncontrolling interests, net	—	—	—	—	4,257,750	4,257,750
Retirement of limited partnership interests to date	—	(286,334)	—	(1,356,059)	—	(1,356,059)

Balances on September 30, 2011	714,491	10,380,783	$2,305,411	$33,208,301	$7,397,177	$42,910,889

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Rental income	$13,393,205	$11,626,858	$39,286,715	$34,192,983
Tenant reimbursements	432,380	608,904	1,325,165	1,472,515

Total revenue	13,825,585	12,235,762	40,611,880	35,665,498

EXPENSES:
Operating expenses	4,315,248	3,372,891	11,933,282	9,789,810
Operating expenses reimbursed to affiliate	1,588,409	1,292,446	4,529,891	3,912,702
Management fees	697,429	607,622	2,032,439	1,757,477
Property taxes and insurance	1,881,906	1,610,869	5,048,379	4,693,526
Professional and administrative expenses	268,324	181,820	760,222	603,789
Professional and administrative expenses reimbursed to affiliate	383,477	418,123	1,230,392	1,237,682
Depreciation and amortization	4,484,454	4,465,385	13,741,254	13,547,913

Total operating expenses	13,619,247	11,949,156	39,275,859	35,542,899

OPERATING INCOME	206,338	286,606	1,336,021	122,599

Interest and other income	200,941	50,512	624,005	115,435
Interest expense	(3,554,229)	(3,206,937)	(10,593,909)	(9,663,818)
Loss on disposal of assets	(88,771)	(89,080)	(159,829)	(146,528)
Loss from investment in joint venture	(193)	—	(791)	—
Loss from investments in tenants in common	(516,641)	(493,948)	(1,440,174)	(1,432,075)

LOSS FROM CONTINUING OPERATIONS	(3,752,555)	(3,452,847)	(10,234,677)	(11,004,387)
Discontinued operations, net	—	(3,827)	—	24,203
Gain on sale of discontinued operations	—	—	—	1,783,282

CONSOLIDATED NET LOSS	(3,752,555)	(3,456,674)	(10,234,677)	(9,196,902)
Net loss attributable to noncontrolling interests	(395,831)	(258,841)	(821,840)	(823,519)

NET LOSS	$(3,356,724)	$(3,197,833)	$(9,412,837)	$(8,373,383)

Loss from continuing operations allocated to limited partners	$(3,510,906)	$(3,236,075)	$(9,584,147)	$(10,313,525)
Discontinued operations, net allocated to limited partners	—	(3,587)	—	22,684
Gain on sale of discontinued operations allocated to limited partners	—	—	—	1,671,326
Net loss attributable to noncontrolling interests allocated to limited partners	(370,341)	(242,591)	(769,399)	(771,818)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(3,140,565)	$(2,997,071)	$(8,814,748)	$(7,847,697)

Loss from continuing operations per limited partnership unit	$(0.34)	$(0.30)	$(0.91)	$(0.97)
Discontinued operations, net per limited partnership unit	—	—	—	—
Gain on sale of discontinued operations per limited partnership unit	—	—	—	0.16
Net loss attributable to noncontrolling interests per limited partnership unit	(0.03)	(0.02)	(0.07)	(0.07)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.31)	$(0.28)	$(0.84)	$(0.74)

Weighted average number of limited partnership interests	10,380,783	10,666,269	10,531,369	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	(Unaudited)
	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss	$(10,234,677)	$(9,196,902)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(1,783,282)
Loss on disposal of assets	159,829	146,528
Depreciation and amortization	14,443,178	14,150,000
Loss from investments in tenants in common	1,440,174	1,432,075
Changes in assets and liabilities:
Cash and equivalents — restricted	(994,093)	(4,361,844)
Accounts receivable	(73,818)	55,295
Other assets	(780,640)	115,643
Accounts payable and accrued expenses	938,976	(249,272)
Accounts payable and accrued expenses due to affiliate	73,091	6,761
Security deposits	19,817	12,683
Other liabilities	1,812,152	1,439,215

Net cash provided by operating activities	6,803,989	1,766,900

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,366,959)	(2,652,505)
Proceeds from sale of discontinued operations	—	7,331,729
Investment in joint venture	(1,351,384)	(224,680)

Net cash (used in) provided by investing activities	(4,718,343)	4,454,544

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	4,110,750	147,000
Distributions to noncontrolling interest holders	(98,000)	(49,000)
Distributions from tenants in common	120,000	—
Retirement of Limited Partnership Units	(1,356,059)	—
Proceeds from mortgages payable	24,700,000	—
Revolving notes payable, net	819,250	—
Principal payments on mortgages payable	(2,317,706)	(2,002,938)
Additional payments on mortgages payable	(24,500,000)	(2,246,475)
Additional payments on revolving note payable	—	(8,200,000)
Additions to loan costs	(475,419)	(72,007)
Cash distributions	(1,692,840)	(1,707,114)

Net cash used in financing activities	(690,024)	(14,130,534)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,395,622	(7,909,090)

CASH AND EQUIVALENTS, beginning of period	180,053	11,233,735

CASH AND EQUIVALENTS, end of period	$1,575,675	$3,324,645

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2010 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011.  The Condensed Consolidated Balance Sheet as of December 31, 2010, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation, have been made to the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated or unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of September 30, 2011, we owned 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,391 rental units, which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 15, 2011, July 15, 2011 and October 14, 2011.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2011 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the nine months ended September 30, 2011, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of September 30, 2011 or December 31, 2010.

Financial Instruments

FASB ASC Topic 825 Financial Instruments requires disclosures about fair value of financial instruments in both interim and annual financial statements.

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

The book values of cash and equivalents, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

Deferred Compensation Plans — Our Officer and Director Plans as of September 30 , 2011 and as of December 31, 2010 reflected liabilities of approximately $0.3 million, the fair market value of 92,207 and 78,613 units, respectively, and are included in our other liabilities using level 1 measurement.  Compensation expense for the Officer and Director Plans for the nine months ended September 30, 2011 and 2010 were $58,810 and ($25,615), respectively.  The income item resulted from a fluctuation in the fair market value of the respective units.

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of September 30, 2011 and December 31, 2010, due to the short-term nature of such accounts.

Notes receivable — As of September 30, 2011 and December 31, 2010, we determined the estimated fair values of our notes receivable were approximately $4.5 million and $4.4 million, respectively, by discounting  future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.  These are classified as other assets on our condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

Mortgages and notes payable — As of September 30, 2011 and December 31, 2010, we determined the estimated fair values of our mortgages and notes payable were approximately $286.5 million and $274.3 million, respectively, by discounting future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Noncontrolling interests — On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.1 million to Lakes Edge Apartments, which reduced our ownership to 73.5% for the property.  We do not expect our ownership interest in the joint venture to be further reduced.  Pluris Property Fund II, L.P., is a related party, as a member of the general partner of Pluris Property Fund II, L.P., is Mr. Lavin’s son-in-law.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Subtopic 820-10 Fair Value Measurements and Disclosures — Overall.  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 concerns disclosure only and did not have a material impact on our financial position or results of operations.

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

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard during the three and nine months ended September 30, 2011 and 2010 did not result in an impairment loss.

During the nine months ended September 30, 2011 and 2010, we did not acquire any properties.

Dispositions

During the nine months ended September 30, 2011, we did not dispose of any properties.

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

The components of discontinued operations are outlined below and include the results of operations for the period in which we owned such assets during the three and nine months ended September 30, 2011 and 2010, respectively.

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE:
Rental income	$—	$—	$—	$145,568

Total revenue	—	—	—	145,568

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	—	3,707	—	89,664
Management fees	—	—	—	4,229
Property taxes and insurance	—	—	—	27,097

Total operating expenses	—	3,707	—	120,990

DISCONTINUED OPERATING (LOSS) INCOME	—	(3,707)	—	24,578

Interest expense	—	(120)	—	(375)

DISCONTINUED OPERATIONS, NET	$—	$(3,827)	$—	$24,203

Note 4 — Concentration of Credit Risk

We own and operate wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, commercial, multifamily and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended September 30, 2011 and 2010 was approximately $4.5 million.  Depreciation expense from continuing operations for the nine months ended September 30, 2011 and 2010 was approximately $13.5 million and $13.4 million, respectively.

Note 8 — Investment in Advances to Joint Venture

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2011 or early 2012 on land leased under a 65-year ground lease.  The building will be managed by an affiliate of NTS Development Company. We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  There was no balance drawn on this obligation by this joint venture at December 31, 2010.  The balance drawn on the obligation at September 30, 2011, was $3.3 million.  The joint venture expects to invest a total of $20.5 million into the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and management, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs, not exceeding $400,000.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method. Our ownership interest is reflected as investment in and advances to joint venture on our condensed consolidated balance sheet on September 30, 2011 and December 31, 2010 at $1.6 million and $0.3 million, respectively.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	September 30, 2011	December 31, 2010
Summarized Balance Sheets
Land, buildings and amenities	$58,251,587	$61,795,806
Other, net	2,023,776	1,423,277
Total assets	$60,275,363	$63,219,083

Mortgages payable and other liabilities	$57,217,915	$57,372,320
Equity	3,057,448	5,846,763
Total liabilities and equity	$60,275,363	$63,219,083

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Summarized Statements of Operations
Revenue	$2,299,168	$2,220,200	$6,803,039	$6,564,832

Operating (loss) income	$(114,562)	$(41,136)	$(79,420)	$(30,487)

Net loss	$(957,379)	$(882,724)	$(2,589,314)	$(2,568,836)

Distributions
The Overlook at St. Thomas Apartments	$100,000	$—	$200,000	$—

Creek’s Edge at Stony Point Apartments	$—	$—	$—	$—

During the three months ended September 30, 2011, the continuing net loss of The Overlook at St. Thomas reduced our investment to zero.  We have recognized the losses in excess of our investment fund and recorded the resulting liability on our condensed consolidated balance sheet.

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2011	December 31, 2010
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.74%, due September 30, 2012	$5,261,397	$4,442,146

Revolving note payable to a bank for $8.2 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.72%, terminated September 1, 2011	—	6,026,602

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.72%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,670,108. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,736,602	14,994,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,723,873	1,526,562	1,748,859

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,552,143	11,017,405	11,177,410

Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $32,901,841	26,328,500	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.55%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $17,756,725	14,581,900	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.72%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $11,593,510	9,572,685	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,328,805	13,588,497	13,729,051

	(Unaudited)
	September 30, 2011	December 31, 2010
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $34,068,341	26,404,420	26,677,537

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,734,022	16,473,425	16,643,819

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,961,125	27,064,532	27,344,476

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,529,023	11,138,754	11,253,969

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $21,470,437	29,949,459	30,259,244

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $9,218,236	10,703,570	10,814,283

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $12,268,179	17,524,712	17,705,980

Mortgage payable to a bank in monthly installments of interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.00%, currently 3.26%, maturing April 1, 2011	—	24,500,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $35,695,602	24,700,000	—

Total mortgages and notes payable	$266,572,420	$267,870,876

Our $10.0 million revolving note payable to a bank is due September 30, 2012.  As of September 30, 2011, our availability to draw on this revolving note payable was approximately $4.3 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2011 was approximately $286.5 million.

Interest paid for the nine months ended September 30, 2011 and 2010 was approximately $10.1 million and $8.7 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2011.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our tenant in common properties consist of the following:

	(Unaudited)
	September 30, 2011	December 31, 2010
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $33,798,845 (1)	$33,879,091	$34,279,148

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $24,452,742 (2)	$22,223,740	$22,446,017

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

Note 12 — Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture properties, our properties owned as a tenant in common with an unaffiliated third party and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties, so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to our various management agreements with NTS Development for the three and nine months ended September 30, 2011 and 2010.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	(Unaudited)
	For the Three Months Ended September 30,
	2011	2010
Property management fees	$697,000	$608,000

Operating expenses reimbursement — property	1,068,000	890,000
Operating expenses reimbursement — multifamily leasing	211,000	180,000
Operating expenses reimbursement — administrative	254,000	202,000
Operating expenses reimbursement — other	55,000	21,000

Total operating expenses reimbursed to affiliate	1,588,000	1,293,000

Professional and administrative expenses reimbursed to affiliate	383,000	418,000

Construction supervision fees and leasing fees	47,000	37,000

Disposition fees included in gain on sale of discontinued operations	—	—

Total related party transactions	$2,715,000	$2,356,000

Total related party transactions from our investments in tenants in common	$326,000	$297,000

Total related party transactions from our investment in joint venture	$117,000	$—

	(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
Property management fees	$2,032,000	$1,762,000

Operating expenses reimbursement — property	3,030,000	2,689,000
Operating expenses reimbursement — multifamily leasing	582,000	506,000
Operating expenses reimbursement — administrative	773,000	673,000
Operating expenses reimbursement — other	145,000	86,000

Total operating expenses reimbursed to affiliate	4,530,000	3,954,000

Professional and administrative expenses reimbursed to affiliate	1,230,000	1,238,000

Construction supervision fees and leasing fees	147,000	127,000

Disposition fees included in gain on sale of discontinued operations	—	310,000

Total related party transactions	$7,939,000	$7,391,000

Total related party transactions from our investments in tenants in common	$958,000	$927,000

Total related party transactions from our investment in joint venture	$199,000	$—

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended September 30, 2011 and 2010, we were charged approximately $22,000 and $11,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the nine months ended September 30, 2011 and 2010, we were charged approximately $54,000 and $37,000, respectively, for property maintenance fees from affiliates of NTS Development.

NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $76,000 and $77,000 from NTS Development Company for the three months ended September 30, 2011 and 2010, respectively.  We recognized rents of approximately $229,000 and $231,000 from NTS Development Company for the nine months ended September 30, 2011 and 2010, respectively.  The average per square foot rental rate for similar office space in NTS Center as of September 30, 2011 was $13.93 per square foot.

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

	(Unaudited)
	Three Months Ended September 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$129,822	$1,463,809	$11,808,013	$(8,439)	$13,393,205
Tenant reimbursements	21,620	410,760	—	—	432,380

Total revenue	151,442	1,874,569	11,808,013	(8,439)	13,825,585

Operating expenses and operating expenses reimbursed to affiliate	40,849	877,665	4,985,143	—	5,903,657
Management fees	8,143	94,101	595,185	—	697,429
Property taxes and insurance	15,949	244,866	1,591,919	29,172	1,881,906
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	651,801	651,801
Depreciation and amortization	42,828	442,370	3,999,256	—	4,484,454

Total operating expenses	107,769	1,659,002	11,171,503	680,973	13,619,247

Operating income (loss)	43,673	215,567	636,510	(689,412)	206,338

Interest and other income	—	3,914	8,703	188,324	200,941
Interest expense	(2)	(137,420)	(3,281,792)	(135,015)	(3,554,229)
Loss on disposal of assets	—	(16,835)	(71,936)	—	(88,771)
Loss from investment in joint venture	—	(193)	—	—	(193)
Loss from investments in tenants in common	—	—	(516,641)	—	(516,641)

Consolidated net income (loss)	43,671	65,033	(3,225,156)	(636,103)	(3,752,555)

Net loss attributable to noncontrolling interests	—	—	(395,831)	—	(395,831)

Net income (loss)	$43,671	$65,033	$(2,829,325)	$(636,103)	$(3,356,724)

Land, buildings and amenities, net	$3,584,578	$26,564,271	$273,077,988	$—	$303,226,837

Expenditures for land, buildings and amenities	$—	$477,476	$654,476	$—	$1,131,952

Segment liabilities from continuing operations	$59,083	$3,440,356	$247,392,789	$27,393,839	$278,286,067

	(Unaudited)
	Three Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$151,245	$1,361,183	$10,123,333	$(8,903)	$11,626,858
Tenant reimbursements	24,170	584,734	—	—	608,904

Total revenue	175,415	1,945,917	10,123,333	(8,903)	12,235,762

Operating expenses and operating expenses reimbursed to affiliate	43,393	665,099	3,956,845	—	4,665,337
Management fees	7,696	88,964	510,962	—	607,622
Property taxes and insurance	14,397	263,910	1,300,723	31,839	1,610,869
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	599,943	599,943
Depreciation and amortization	41,671	457,137	3,966,577	—	4,465,385

Total operating expenses	107,157	1,475,110	9,735,107	631,782	11,949,156

Operating income (loss)	68,258	470,807	388,226	(640,685)	286,606

Interest and other income	—	764	33,675	16,073	50,512
Interest expense	(24,306)	(153,672)	(2,988,603)	(40,356)	(3,206,937)
Loss on disposal of assets	—	(7,329)	(81,751)	—	(89,080)
Loss from investments in tenants in common	—	—	(493,948)	—	(493,948)

Income (loss) from continuing operations	43,952	310,570	(3,142,401)	(664,968)	(3,452,847)
Discontinued operations, net	(329)	(3,498)	—	—	(3,827)

Consolidated net income (loss)	43,623	307,072	(3,142,401)	(664,968)	(3,456,674)
Net loss attributable to noncontrolling interests	—	—	(258,841)	—	(258,841)

Net income (loss)	$43,623	$307,072	$(2,883,560)	$(664,968)	$(3,197,833)

Land, buildings and amenities, net	$3,739,875	$26,847,248	$249,679,898	$—	$280,267,021

Expenditures for land, buildings and amenities	$—	$208,805	$616,227	$—	$825,032

Segment liabilities from continuing operations	$70,421	$3,289,286	$223,803,292	$16,448,250	$243,611,249

	(Unaudited)
	Nine Months Ended September 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$415,077	$4,305,887	$34,591,996	$(26,245)	$39,286,715
Tenant reimbursements	72,915	1,252,250	—	—	1,325,165

Total revenue	487,992	5,558,137	34,591,996	(26,245)	40,611,880

Operating expenses and operating expenses reimbursed to affiliate	126,252	2,259,235	14,077,686	—	16,463,173
Management fees	24,404	274,381	1,733,371	283	2,032,439
Property taxes and insurance	42,267	736,511	4,182,082	87,519	5,048,379
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,990,614	1,990,614
Depreciation and amortization	127,207	1,331,583	12,282,464	—	13,741,254

Total operating expenses	320,130	4,601,710	32,275,603	2,078,416	39,275,859

Operating income (loss)	167,862	956,427	2,316,393	(2,104,661)	1,336,021

Interest and other income	695	6,281	51,141	565,888	624,005
Interest expense	(16,034)	(428,986)	(9,831,119)	(317,770)	(10,593,909)
Loss on disposal of assets	(2,097)	(34,151)	(123,581)	—	(159,829)
Loss from investment in joint venture	—	(791)	—	—	(791)
Loss from investments in tenants in common	—	—	(1,440,174)	—	(1,440,174)

Consolidated net income (loss)	150,426	498,780	(9,027,340)	(1,856,543)	(10,234,677)

Net loss attributable to noncontrolling interests	—	—	(821,840)	—	(821,840)

Net income (loss)	$150,426	$498,780	$(8,205,500)	$(1,856,543)	$(9,412,837)

Land, buildings and amenities, net	$3,584,578	$26,564,271	$273,077,988	$—	$303,226,837

Expenditures for land, buildings and amenities	$11,587	$1,361,589	$1,993,783	$—	$3,366,959

Segment liabilities from continuing operations	$59,083	$3,440,356	$247,392,789	$27,393,839	$278,286,067

	(Unaudited)
	Nine Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Rental income	$459,204	$4,189,438	$29,571,049	$(26,708)	$34,192,983
Tenant reimbursements	87,645	1,384,870	—	—	1,472,515

Total revenue	546,849	5,574,308	29,571,049	(26,708)	35,665,498

Operating expenses and operating expenses reimbursed to affiliate	136,919	2,014,471	11,551,122	—	13,702,512
Management fees	24,501	255,876	1,477,100	—	1,757,477
Property taxes and insurance	40,163	784,864	3,772,980	95,519	4,693,526
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,841,471	1,841,471
Depreciation and amortization	124,780	1,390,442	12,032,691	—	13,547,913

Total operating expenses	326,363	4,445,653	28,833,893	1,936,990	35,542,899

Operating income (loss)	220,486	1,128,655	737,156	(1,963,698)	122,599

Interest and other income	—	1,594	56,194	57,647	115,435
Interest expense	(99,079)	(481,511)	(8,888,439)	(194,789)	(9,663,818)
Loss on disposal of assets	—	(29,816)	(116,712)	—	(146,528)
Loss from investments in tenants in common	—	—	(1,432,075)	—	(1,432,075)

Income (loss) from continuing operations	121,407	618,922	(9,643,876)	(2,100,840)	(11,004,387)
Discontinued operations, net	115,173	(90,970)	—	—	24,203
Gain on sale of discontinued operations	534,884	1,248,398	—	—	1,783,282

Consolidated net income (loss)	771,464	1,776,350	(9,643,876)	(2,100,840)	(9,196,902)
Net loss attributable to noncontrolling interests	—	—	(823,519)	—	(823,519)

Net income (loss)	$771,464	$1,776,350	$(8,820,357)	$(2,100,840)	$(8,373,383)

Land, buildings and amenities, net	$3,739,875	$26,847,248	$249,679,898	$—	$280,267,021

Expenditures for land, buildings and amenities	$9,350	$291,717	$2,351,438	$—	$2,652,505

Segment liabilities from continuing operations	$70,421	$3,289,286	$223,803,292	$16,448,250	$243,611,249

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2011, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2011.

Results of Operations

As of September 30, 2011, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments, 6 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended September 30, 2011 and 2010 were approximately $3.4 million and $3.2 million, respectively.  Net loss for the three months ended September 30, 2011 as compared to September 30, 2010 was primarily due to a $0.6 million decrease in operating income from our acquisition of Lakes Edge Apartments (December 2010), referred to as our “2010 acquisition” and a $0.3 million increase in interest expense.  This was partially offset by a $0.5 million increase in operating income across our remaining property operations, a $0.2 million increase in interest and other income and a $0.1 million increase in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the three months ended September 30, 2011 and 2010.

Net losses for the nine months ended September 30, 2011 and 2010 were approximately $9.4 million and $8.4 million, respectively.  The change in net loss for the nine months ended September 30, 2011 as compared to September 30, 2010 was primarily due to a $1.8 million decrease in gain on sale of discontinued operations and a $0.9 million increase in interest expense.  This was partially offset by a $1.2 million increase in operating income primarily related to our 2010 acquisition and a $0.5 million increase in interest and other income.  There were no other material offsetting changes in net loss for the nine months ended September 30, 2011 and 2010.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2011 and 2010.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$151,442	$1,874,569	$11,808,013	$(8,439)	$13,825,585
Operating expenses and operating expenses reimbursed to affiliate	40,849	877,665	4,985,143	—	5,903,657
Depreciation and amortization	42,828	442,370	3,999,256	—	4,484,454
Total interest expense	(2)	(137,420)	(3,281,792)	(135,015)	(3,554,229)
Net income (loss)	43,671	65,033	(2,829,325)	(636,103)	(3,356,724)

	(Unaudited)
	Three Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$175,415	$1,945,917	$10,123,333	$(8,903)	$12,235,762
Operating expenses and operating expenses reimbursed to affiliate	43,393	665,099	3,956,845	—	4,665,337
Depreciation and amortization	41,671	457,137	3,966,577	—	4,465,385
Total interest expense	(24,306)	(153,672)	(2,988,603)	(40,356)	(3,206,937)
Net income (loss)	43,623	307,072	(2,883,560)	(664,968)	(3,197,833)

	(Unaudited)
	Nine Months Ended September 30, 2011
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$487,992	$5,558,137	$34,591,996	$(26,245)	$40,611,880
Operating expenses and operating expenses reimbursed to affiliate	126,252	2,259,235	14,077,686	—	16,463,173
Depreciation and amortization	127,207	1,331,583	12,282,464	—	13,741,254
Total interest expense	(16,034)	(428,986)	(9,831,119)	(317,770)	(10,593,909)
Net income (loss)	150,426	498,780	(8,205,500)	(1,856,543)	(9,412,837)

	(Unaudited)
	Nine Months Ended September 30, 2010
	Retail	Commercial	Multifamily	Partnership	Total
Total revenues	$546,849	$5,574,308	$29,571,049	$(26,708)	$35,665,498
Operating expenses and operating expenses reimbursed to affiliate	136,919	2,014,471	11,551,122	—	13,702,512
Depreciation and amortization	124,780	1,390,442	12,032,691	—	13,547,913
Total interest expense	(99,079)	(481,511)	(8,888,439)	(194,789)	(9,663,818)
Net income (loss)	771,464	1,776,350	(8,820,357)	(2,100,840)	(8,373,383)

Occupancy levels at our continuing properties by segment as of September 30, 2011 and 2010 were as follows:

	2011	2010
Retail	90%	100%
Commercial	83%	75%
Multifamily	96%	97%
Multifamily Unconsolidated Investments in Tenants in Common	95%	95%

The average occupancy levels at our continuing properties by segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Retail	90%	100%	93%	100%
Commercial	83%	75%	81%	76%
Multifamily	97%	97%	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	95%	95%	96%	95%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and nine months ended September 30, 2011 and 2010.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $13.8 million and $12.2 million, respectively.  Rental income and tenant reimbursements from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $40.6 million and $35.7 million, respectively. The increase of $1.6 million, or 13%, for the three months ended September 30, 2011 and 2010 was primarily the result of a $1.7 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition as well as an increase in the average monthly unit rental to $982 from $926, for the three months ended September 30, 2011 and 2010, respectively.  This increase is partially offset by a $0.1 million net decrease in rental income and tenant reimbursements across the commercial segment primarily due to less tenant reimbursements.  The increase of $4.9 million, or 14%, for the nine months ended September 30, 2011 and 2010 was primarily the result of a $5.0 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition as well as an increase in the average monthly unit rental to $963 from $916, for the nine months ended September 30, 2011 and 2010, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and nine months ended September 30, 2011 and 2010.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $4.3 million and $3.4 million, respectively.  Operating expenses from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $11.9 million and $9.8 million, respectively.  The increase of $0.9 million, or 26%, for the three months ended September 30, 2011 and 2010 was primarily the result of a $0.6 million increase in operating expenses from our 2010 acquisition, a $0.2 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance and a $0.2 million increase in operating expenses across our commercial segment primarily related to increased repairs and maintenance.  The increase of $2.1 million, or 21%, for the nine months ended September 30, 2011 and 2010 was primarily the result of a $1.2 million increase in operating expenses from our 2010 acquisition, a $0.7 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance and a $0.2 million increase in operating expenses across our commercial segment primarily related to increased repairs and maintenance.  There were no other material offsetting changes in operating expenses for the three and nine months ended September 30, 2011 and 2010.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $1.6 million and $1.3 million, respectively.  Operating expenses reimbursed to affiliate from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $4.5 million and $3.9 million, respectively.  The increase of $0.3 million, or 23%, for the three months ended September 30, 2011 and 2010 and the increase of $0.6 million, or 15%, for the nine months ended September 30, 2011 and 2010, were both primarily the result of an increase in operating expenses reimbursed to affiliate across our multifamily segment primarily related to our 2010 acquisition.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three and nine months ended September 30, 2011 and 2010.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Property	$1,068,000	$890,000	$3,030,000	$2,675,000
Multifamily leasing	211,000	180,000	582,000	506,000
Administrative	254,000	201,000	773,000	650,000
Other	55,000	21,000	145,000	82,000

Total	$1,588,000	$1,292,000	$4,530,000	$3,913,000

Management Fees

Management fees from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $0.7 million and $0.6 million, respectively.  Management fees from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $2.0 million and $1.8 million, respectively.  The increases of $0.1 million, or 17%, for the three months ended September 30, 2011 and 2010 and $0.2 million, or 11%, for the nine months ended September 30, 2011 and 2010 were both primarily the result of  an increase in management fees across our multifamily segment primarily related to our 2010 acquisition, increased occupancy and increased average rental income.  There were no other material offsetting changes in management fees for the three and nine months ended September 30, 2011 and 2010.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $1.9 million and $1.6 million, respectively.  Property taxes and insurance from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $5.0 million and $4.7 million, respectively. The increase of $0.3 million, or 19%, for the three months ended September 30, 2011 and 2010 was primarily the result of a $0.3 million increase in property taxes and insurance across the multifamily segment, primarily related to our 2010 acquisition.  The increase of $0.3 million, or 6%, for the nine months ended September 30, 2011 and 2010 was primarily the result of a $0.6 million increase in property taxes and insurance related to our 2010 acquisition, which was partially offset by the decrease in property taxes at our Indianapolis properties.  There were no other material offsetting changes in property taxes and insurance for the three and nine months ended September 30, 2011 and 2010.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the three months ended September 30, 2011 and 2010 were approximately $0.3 million and $0.2 million, respectively.  Professional and administrative expenses from continuing operations for the nine months ended September 30, 2011 and 2010 were approximately $0.8 million and $0.6 million, respectively.  The increase of $0.1 million, or 50%,  for the three months ended September 30, 2011 and 2010 and the increase of $0.2 million, or 33%, for the nine months ended September 30, 2011 and 2010 were both  primarily due to an overall increase in legal and professional fees. There were no other material offsetting changes in professional and administrative expenses for the three and nine months ended September 30, 2011 and 2010.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the three months ended September 30, 2011 and 2010 were approximately $0.4 million.  Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the nine months ended September 30, 2011 and 2010 were approximately $1.2 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three and nine months ended September 30, 2011 and 2010.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Finance	$100,000	$107,000	$309,000	$315,000
Accounting	176,000	187,000	550,000	580,000
Investor relations	64,000	68,000	201,000	201,000
Human resources	5,000	4,000	15,000	11,000
Overhead	38,000	52,000	155,000	131,000

Total	$383,000	$418,000	$1,230,000	$1,238,000

Depreciation and Amortization

Depreciation and amortization expense from continuing operations for each of the three months ended September 30, 2011 and 2010 was approximately $4.5 million.  Depreciation and amortization expense from continuing operations for the nine months ended September 30, 2011 and 2010 was approximately $13.7 million and $13.5 million, respectively.  The increase of $0.2 million, or 1%, was primarily due to our 2010 acquisition of approximately $1.9 million, offset by a decrease of approximately $1.6 million across the remaining multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three and nine months ended September 30, 2011 and 2010.

Interest and Other Income

Interest and other income from continuing operations for the three months ended September 30, 2011 and 2010 was approximately $0.2 million and $0.1 million, respectively.  Interest and other income from continuing operations for the nine months ended September 30, 2011 and 2010 was approximately $0.6 million and $0.1 million, respectively.  The increases were primarily due to increased interest income from our note receivable issued to a related party in 2010.  There were no other material offsetting changes in interest and other income for the three and nine months ended September 30, 2011 and 2010.

Interest Expense

Interest expense from continuing operations for the three months ended September 30, 2011 and 2010 was approximately $3.6 million and $3.2 million, respectively.  Interest expense from continuing operations for the nine months ended September 30, 2011 and 2010 was approximately $10.6 million and $9.7 million, respectively.  The increase of $0.4 million, or 13%, for the three months ended September 30, 2011 and 2010 was primarily due to $0.3 million of increased interest expense on our additional borrowings related to our 2010 acquisition.  The increase of $0.9 million, or 9%, for the nine months ended September 30, 2011 and 2010 was primarily due to $1.0 million of increased interest expense on our additional borrowings related to our 2010 acquisition, offset primarily by decreased interest expense of $0.1 million related to our mortgage payable to a bank, which was satisfied during 2010.  There were no other material offsetting changes in interest expense for the three and nine months ended September 30, 2011 and 2010.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three and nine months ended September 30, 2011 and 2010 can be attributed to assets that were not fully depreciated at the time of replacement, spread primarily amongst the commercial and multifamily properties.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the three and nine months ended September 30, 2011 and 2010 includes the net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2010 was approximately $4,000, and net income from discontinued operations for the nine months ended September 30, 2010 was approximately $24,000.  Discontinued operations, net for the three and nine months ended September 30, 2010 include the net operating results for the properties previously sold as listed below.

Property	Location	Date of Sale
Outlet Mall	Louisville, KY	March, 2010
Sears Office Building	Louisville, KY	June, 2010

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the nine months ended September 30, 2010 was approximately $1.8 million due to the sale of Outlet Mall in March 2010 and the sale of Sears Office Building in June 2010.

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

The components of the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are outlined below.

	(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Operating activities	$6,804,000	$1,767,000
Investing activities	(4,718,000)	4,455,000
Financing activities	(690,000)	(14,131,000)

Net increase (decrease) in cash and equivalents	$1,396,000	$(7,909,000)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $6.8 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase of approximately $5.0 million was primarily due to releasing the reserve of approximately $3.6 million from the proceeds of our sale of our Sears Office Building and increased cash provided by results of operations of approximately $1.2 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $4.7 million for the nine months ended September 30, 2011 as compared to net cash provided by investing activities of approximately $4.5 million for the nine months ended September 30, 2010.  The change of $9.2 million was primarily due to decreased cash provided from sale of discontinued operations of approximately $7.3 million, increased cash used to invest in our joint venture with an unaffiliated third party of approximately $1.1 million and increased cash used to purchase land, buildings and amenities of approximately $0.7 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.7 million and $14.1 million for the nine months ended September 30, 2011 and 2010, respectively. The decreased use of cash of $13.4 million was primarily due to a decrease in additional principal payments on our mortgages and notes payable of approximately $10.4 million, which was partially offset by $0.2 million net refinancing proceeds from permanent financing of our 2010 acquisitions, cash provided by contributions from noncontrolling interest holders in properties of approximately $4.0 million, offset by cash used to retire Limited Partnership Units of approximately $1.4 million. The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.6 million on September 30, 2011.

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

On September 13, 2011, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on October 14, 2011, to limited partners of record at the close of business on September 30, 2011.

Pursuant to lease agreements signed by September 30, 2011, we are obligated to incur expenditures of approximately $1.0 million funded by borrowings on our debt during the next twelve months primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving notes and mortgage payable coming due in the next twelve months.

We continue to have our $10.0 million revolving note payable to a bank due September 30, 2012.  Our availability to draw on our $10.0 million revolving note payable was approximately $4.3 million as of September 30, 2011.

We expect to receive $3.5 million by November 10, 2011 and $1.0 million by December 30, 2011 to satisfy our notes receivable.

Property Transactions

Acquisitions

During the nine months ended September 30, 2011 and 2010, we did not acquire any properties.

Dispositions

During the nine months ended September 30, 2011, we did not dispose of any properties.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure, with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have financed substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $50.2 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at September 30, 2011 was 2.7%.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of September 30, 2011, under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$358,952,119	$22,949,884	$54,920,242	$63,488,631	$217,593,362
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$358,952,119	$22,949,884	$54,920,242	$63,488,631	$217,593,362

(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of September 30, 2011, Mr. J.D. Nichols beneficially owned approximately 62% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which other limited partners would receive a premium for their units over their current trading prices.

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

During the nine months ended September 30, 2011, 9,996 units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2010.  The table below summarizes our NTS Realty limited partnership unit purchase activity for the quarterly period ended September 30, 2011.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2011	—	$	N/A	482,341	(2)	(1)

August 2011	—	$	N/A	482,341	(2)	(1)

September 2011	9,996		$3.37	492,337	(2)	(1)

Total	9,996		$3.37	492,337	(2)	(1)

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

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — RESERVED

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership, and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC, dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

Exhibit No.
10.17	Purchase and Sale Agreements between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filing, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(18)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(18)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 4, 2011, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

		(18) (19)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011
(18)	Filed herewith
(19)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principle Executive Officer)
		Date:	November 4, 2011

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
		Date:	November 4, 2011