Form 10-K
period 2011-12-31
NTS REALTY HOLDINGS LP
filed 2012-03-23
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $13,482,844, based on the closing price of the NYSE Amex.  As of March 23, 2012, there were 11,095,274 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2012 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 – BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a Delaware limited partnership in 2003, but had no operations and a limited amount of assets until December 28, 2004.  On that date, a series of predecessor partnerships merged with us, while other entities affiliated with our general partners contributed assets and liabilities to us.  On December 29, 2004, our limited partnership units (the “Units”) began to be listed for trading on the American Stock Exchange under the trading symbol “NLP.”  Our Units currently are listed on the NYSE Amex, which is the American Stock Exchange’s successor.  As used in this Form 10-K, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

As of December 31, 2011, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,391 rental units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We do not have any employees.  NTS Development Company or its affiliate, NTS Management Company (“NTS Development”), affiliates of our general partners, oversee and manage the day-to-day operations of our properties pursuant to various management agreements.  Pursuant to these agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development receives fees under separate management agreements for each of our consolidated and unconsolidated joint venture properties and our properties owned as a tenant in common with an unaffiliated third party, as well as properties owned by our wholly-owned subsidiaries.  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated joint venture properties and properties owned by our wholly-owned subsidiaries.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  Also pursuant to the management agreements, NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition of our properties owned as a tenant in common with an unaffiliated third party under their respective management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

In 2005 and 2009 the independent directors engaged an independent nationally recognized real estate expert (the “Expert”) to assist them in their review of the various management agreements between us and NTS Development.  The Expert made suggestions as to the types and amounts of fees and reimbursements to be included in the management agreements and assisted in the drafting and amending of the management agreements.  The management agreements in effect at December 31, 2011 renew annually unless terminated pursuant to their terms.  The independent directors review the management agreements periodically.

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

•      achieve and maintain high occupancy and increase rental rates through: (1) efficient leasing strategies and (2) providing quality maintenance and services to tenants;

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

Investment and Financing Policies

We will consider the acquisition of additional multifamily properties, retail properties and commercial properties from time to time, with our primary emphasis on multifamily properties.  These properties may be located anywhere within the continental United States.  However, we will continue to focus on the Midwest and Southeast portions of the United States.  We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards.  We also plan not to acquire any new properties at a capitalization rate less than five percent (5%).  Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than seventy-five percent (75%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols, Chairman of the Board of NTS Realty Capital, our managing general partner.  As of December 31, 2011, Mr. Nichols beneficially owns approximately 61.7% of our issued and outstanding Units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  These affiliates may acquire additional properties in the future, which may be located adjacent to properties that we acquired in the merger or contribution.

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

ITEM 1A – RISK FACTORS

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

As of December 31, 2011, Mr. J.D. Nichols beneficially owns approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their Units over their current trading prices.

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

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases.  Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value.  If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting.  The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting.  As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements.  In addition, the Exposure Draft would impact the method in which contractual lease payments will be recorded.  In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies.  This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date; however, the Boards plan to re-expose the proposed lease accounting standard in the second half of 2012 followed by a final standard.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

General

We own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  Set forth below is a description of each property:

Wholly-Owned Properties

Commercial Properties

•      NTS Center, which was constructed in 1977, is an office complex with approximately 124,400 net rentable square feet in Louisville, Kentucky.  As of December 31, 2011, there were 9 tenants leasing office space aggregating approximately 108,700 square feet, including 15,700 square feet which was leased but unoccupied.  NTS Center’s tenants are professional service entities, principally in real estate, secondary education, communications and information services.  Two of these tenants individually lease more than 10% of the net rentable area at NTS Center.  NTS Center was 87% occupied as of December 31, 2011.

•      Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2011, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2011.

•      Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,200 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2011, there were 19 tenants leasing space aggregating approximately 85,600 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 85% occupied as of December 31, 2011.

•      Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 95,600 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2011, there were 14 tenants leasing space aggregating approximately 64,700 square feet.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 68% occupied as of December 31, 2011.

•      Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2011, there were 4 tenants leasing space aggregating all 38,900 square feet.  The tenants are professional service entities, principally in insurance services, real estate development and engineering.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 100% occupied as of December 31, 2011.

•      Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 198,100 net rentable square feet in Atlanta, Georgia.  As of December 31, 2011, there were 37 tenants leasing space aggregating approximately 147,100 square feet.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually leases more than 10% of the net rentable area at Peachtree Corporate Center.  Peachtree Corporate Center was 74% occupied as of December 31, 2011.

Multifamily Properties

•      Park Place Apartments, which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989, and Phase III was constructed in 2000.  Park Place was 97% occupied as of December 31, 2011.

•      The Willows of Plainview Apartments, which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on two tracts of land totaling 19.1-acres in Louisville, Kentucky.  The Willows of Plainview was 99% occupied as of December 31, 2011.

•      Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  Willow Lake was 97% occupied as of December 31, 2011.

•      The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 230-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  The Lakes was 94% occupied as of December 31, 2011.

•      The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  The Grove at Richland was 99% occupied as of December 31, 2011.

•      The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on a 12.1-acre tract in Nashville, Tennessee.  The Grove at Whitworth was 99% occupied as of December 31, 2011.

•      The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Richmond, Virginia.  The Grove at Swift Creek was 93% occupied as of December 31, 2011.

•      Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 16-acre tract in Indianapolis, Indiana.  Castle Creek was 93% occupied as of December 31, 2011.

•      Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  Lake Clearwater was 96% occupied as of December 31, 2011.

•      Parks Edge Apartments (formerly Shelby Farms Apartments), which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30.2-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007.  Parks Edge was 93% occupied as of December 31, 2011.

Retail Properties

•      Bed, Bath & Beyond, which was constructed in 1999, is an approximately 35,000 square foot facility in Louisville, Kentucky.  As of December 31, 2011, one tenant was leasing all 35,000 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Bed, Bath & Beyond was 100% occupied as of December 31, 2011.

•      Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2011, there were 5 tenants leasing space aggregating approximately 7,100 square feet.  The tenants include retail and financial services.  One of these tenants individually leases more than 10% of the net rentable area at Springs Station.  Springs Station was 59% occupied as of December 31, 2011.

Consolidated Joint Venture Properties

Multifamily Properties

•      Golf Brook Apartments, which was purchased in 2009 and constructed between 1987 and 1988, is a 195-unit luxury apartment complex located on a 19.2-acre tract in Orlando, Florida.  Golf Brook was 96% occupied as of December 31, 2011.  We own a 51% interest in this property.

•      Sabal Park Apartments, which was purchased in 2009 and constructed in 1986, is a 162-unit luxury apartment complex located on a 14.3-acre tract in Orlando, Florida.  Sabal Park was 97% occupied as of December 31, 2011.  We own a 51% interest in this property.

•      Lakes Edge Apartments, which was purchased in 2010 and constructed in 2000, is a 362-unit luxury apartment complex located on a 31.6-acre tract in Orlando, Florida.  Lakes Edge was 89% occupied as of December 31, 2011.  We own a 73.5% interest in this property.

Unconsolidated Investment in Tenants In Common Properties

Multifamily Properties

•      The Overlook at St. Thomas Apartments, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  The Overlook at St. Thomas was 98% occupied as of December 31, 2011.  We own a 60% tenant in common interest in this property.

•      Creek’s Edge at Stony Point Apartments, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  Creek’s Edge at Stony Point was 93% occupied as of December 31, 2011.  We own a 51% tenant in common interest in this property.

Property Under Construction

Unconsolidated Joint Venture Property

Commercial Property

•      Campus One LLC, which was formed in 2010, is constructing an approximately 125,000 square foot office building in Louisville, Kentucky, known as 600 North Hurstbourne.  The first tenant moved in January 30, 2012.  We own a 49% interest in this property.

Corporate Headquarters

Our executive offices are located at 10172 Linn Station Road, Suite 200, Louisville, Kentucky 40223, and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2011	2010	2009
COMMERCIAL BUILDING OCCUPANCY
NTS Center (1)	82%	57%	52%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	82%	82%	89%
Lakeshore Business Center Phase II	74%	79%	65%
Lakeshore Business Center Phase III	100%	100%	100%
Peachtree Corporate Center	75%	71%	76%
COMMERCIAL PORTFOLIO OCCUPANCY	81%	76%	75%
COMMERCIAL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.79	$12.15	$11.50

MULTIFAMILY OCCUPANCY
Park Place Apartments	97%	95%	94%
The Willows of Plainview Apartments	98%	97%	96%
Willow Lake Apartments	98%	98%	94%
The Lakes Apartments	98%	96%	93%
The Grove at Richland Apartments	99%	97%	94%
The Grove at Whitworth Apartments	99%	97%	93%
The Grove at Swift Creek Apartments	92%	91%	88%
Castle Creek Apartments	97%	98%	92%
Lake Clearwater Apartments	96%	96%	93%
Parks Edge Apartments	97%	98%	94%
Golf Brook Apartments	95%	93%	93%
Sabal Park Apartments	96%	94%	92%
Lakes Edge Apartments	89%	91%	N/A
MULTIFAMILY PORTFOLIO OCCUPANCY	96%	96%	93%
MULTIFAMILY PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$11,686	$11,090	$11,102

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Springs Station (2)	69%	100%	94%
RETAIL PORTFOLIO OCCUPANCY	92%	100%	98%
RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.65	$12.99	$13.32
COMMERCIAL AND RETAIL PORTFOLIO OCCUPANCY	82%	77%	77%
COMMERCIAL AND RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.86	$12.23	$11.67

MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON OCCUPANCY
The Overlook at St. Thomas Apartments	97%	95%	93%
Creek’s Edge at Stony Point Apartments	94%	94%	91%
MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON OCCUPANCY	96%	95%	93%
MULTIFAMILY UNCONSOLIDATED INVESTMENT IN TENANTS IN COMMON PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$12,082	$11,729	$11,456

(1)   We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  NTS Center was 87% occupied and 100% leased as of December 31, 2011.

(2)   We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  Springs Station was 59% occupied and 59% leased as of December 31, 2011.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2011.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent	Lease Expiration
Social Security Administration (3)	16,197	$553,908	1.00%	11/30/19
ECI Telecom (3)	29,287	415,802	0.75%	03/31/18
Clarke Checks (2)	50,000	402,667	0.73%	08/31/15
Bed, Bath & Beyond (2)	34,953	401,960	0.73%	01/31/15
Insight Communications (2)	38,303	361,207	0.65%	08/31/21
NTS Development Co (2)	22,270	305,797	0.55%	03/31/13
John J. Kirlin, Inc. (3)	20,135	280,074	0.51%	08/10/14
Patterson Dental Supply (3)	15,497	217,139	0.39%	10/31/13
McKendree University (2)	11,339	190,793	0.34%	03/14/17
Reynolds, Smith and Hills, Inc. (3)	10,840	178,752	0.32%	12/31/13

(1)   Annualized Base Rent means annual rental income.

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

	Number of Expiring Leases	Approximate Square Feet of Expiring Leases	Approximate Annual Rent of Expiring Leases	Percentage of Gross Annual Rent of Expiring Leases
Expiration Year
2012	19	63,900	$761,000	11.6%
2013	27	156,600	1,913,000	29.2%
2014	24	94,500	988,000	15.1%
2015	8	96,100	978,000	15.0%
2016	7	23,800	245,000	3.7%
2017	2	16,000	244,000	3.7%
2018	1	29,300	419,000	6.4%
2019	1	16,200	554,000	8.5%
2020	-	-	-	-
Thereafter	1	38,300	446,000	6.8%
Total	90	534,700	$6,548,000	100%

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly; through a wholly-owned subsidiary; as a consolidated joint venture investment; as an unconsolidated investment in tenants in common; or as an unconsolidated joint venture investment as of December 31, 2011.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2011, the Libor Rate was 0.30%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

	Interest Rate	Maturity Date	Balance as of December 31, 2011
Wholly-Owned Properties and Consolidated Joint Venture Properties
Lakeshore Business Center Phases I, II and III (1)	Libor + 3.50%	09/01/14	$20,628,602
Clarke American (2)	8.45%	11/01/15	1,449,288
The Lakes Apartments (3)	5.11%	12/01/14	10,962,165
Parks Edge Apartments (4)	6.03%	09/01/18	26,254,275
Castle Creek Apartments (5)	5.40%	01/01/20	13,539,685
The Grove at Richland Apartments (6)	5.40%	01/01/20	26,309,571
The Grove at Swift Creek Apartments (7)	5.40%	01/01/20	16,414,249
The Grove at Whitworth Apartments (8)	5.40%	01/01/20	26,967,310
Lake Clearwater Apartments (9)	5.40%	01/01/20	11,098,741
Park Place Apartments (10)	5.40%	01/01/20	29,841,874
Willow Lake Apartments (11)	5.40%	01/01/20	10,665,120
The Willows of Plainview Apartments (12)	5.40%	01/01/20	17,461,759
Golf Brook Apartments (13)	Libor + 3.33%	07/01/16	14,514,457
Sabal Park Apartments (14)	Libor + 3.50%	07/01/16	9,529,772
Lakes Edge Apartments (15)	5.09%	05/01/18	24,700,000
NTS Realty I (16)	Libor + 2.50%	09/30/12	3,142,131
NTS Realty II (17)	2.79%	10/28/12	105,960
			$263,584,959
Unconsolidated Investment in Tenants In Common Properties
The Overlook at St. Thomas Apartments (18)	5.72%	04/11/17	$33,740,074
Creek’s Edge at Stony Point Apartments (19)	5.99%	11/15/17	$22,147,406

Unconsolidated Joint Venture Property
600 North Hurstbourne (20)	Libor + 2.40%	12/14/14	$4,584,843

(1)	This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin. A balloon payment of $19,521,476 is due upon maturity.
(2)	This loan fully amortizes upon maturity.
(3)	A balloon payment of $10,313,012 is due upon maturity.
(4)	A balloon payment of $23,963,038 is due upon maturity.
(5)	A balloon payment of $11,646,720 is due upon maturity.
(6)	A balloon payment of $22,631,265 is due upon maturity.
(7)	A balloon payment of $14,119,395 is due upon maturity.
(8)	A balloon payment of $23,197,045 is due upon maturity.
(9)	A balloon payment of $9,547,040 is due upon maturity.
(10)	A balloon payment of $25,669,720 is due upon maturity.
(11)	A balloon payment of $9,174,043 is due upon maturity.
(12)	A balloon payment of $15,020,454 is due upon maturity.
(13)	A balloon payment of $13,270,928 is due upon maturity.
(14)	A balloon payment of $8,738,426 is due upon maturity.
(15)	A balloon payment of $22,844,451 is due upon maturity.
(16)	A balloon payment of $3,149,206 is due upon maturity.
(17)	This loan fully amortizes upon maturity.
(18)	A balloon payment of $30,492,392 is due upon maturity. We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common of this property.
(19)	A balloon payment of $20,100,323 is due upon maturity. We are jointly and severally liable for this mortgage. We own a 51% interest as a tenant in common of this property.
(20)	Principal payments may be made monthly and are due in full upon maturity. We are proportionally liable for this note, limited to our 49% interest in this property.

Our mortgages may be prepaid, but are generally subject to a yield-maintenance premium.

Property Tax

The following table sets forth for each property that we own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES-2011

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	2.01	$167,031
FL	Lakeshore Business Center Phase II	2.01	163,976
FL	Lakeshore Business Center Phase III	2.01	68,089
FL	Golf Brook Apartments	1.55	231,172
FL	Sabal Park Apartments	1.55	156,237
FL	Lakes Edge Apartments	1.99	615,254
GA	Peachtree Corporate Center	3.38	119,458
IN	Willow Lake Apartments	2.15	266,177
IN	The Lakes Apartments	2.15	286,371
IN	Castle Creek Apartments	1.91	428,418
IN	Lake Clearwater Apartments	1.91	345,510
KY	Bed, Bath & Beyond	1.22	27,217
KY	Clarke American	1.17	37,993
KY	NTS Center	1.17	79,246
KY	The Willows of Plainview Apartments	1.17	159,650
KY	Park Place Apartments	1.12	291,414
KY	Springs Station	1.22	21,044
KY	The Overlook at St. Thomas Apartments	1.02	428,917
TN	Parks Edge Apartments	7.21	1,001,573
TN	The Grove at Richland Apartments	4.13	431,565
TN	The Grove at Whitworth Apartments	4.13	478,636
VA	The Grove at Swift Creek Apartments	0.95	197,111
VA	Creek’s Edge at Stony Point Apartments	1.20	309,000
			$6,311,059

(1)   Does not include any offset for property taxes reimbursed by tenants.  Property taxes in Jefferson County, Kentucky; Fayette County, Kentucky; City of Jeffersontown, Kentucky; and the City of St. Matthews, Kentucky, are discounted by approximately 2% if they are paid prior to the due date.  Property taxes in Broward County, Florida; and Seminole County, Florida, are discounted by approximately 4% if they are paid prior to the due date.  Payments made prior to the due date in other states generally provide no discount to the gross amount of property tax.

ITEM 3 – LEGAL PROCEEDINGS

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our Units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our Units ceased trading on the American Stock Exchange and now trade on the NYSE Amex under the symbol NLP.  The NYSE Amex is the successor to the American Stock Exchange.  The approximate number of record holders of our Units at December 31, 2011 was 1,999.

High and low Unit prices for the period January 1, 2011 through December 31, 2011 were $4.16 to $2.43, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low Unit prices for the period January 1, 2010 through December 31, 2010 were $5.60 to $3.25, respectively.  Quarterly distributions are determined based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the NYSE Amex and distributions declared for each quarter during the years ended December 31, 2011 and 2010.

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
High	$3.82	$3.44	$3.99	$4.16
Low	$3.20	$3.10	$2.43	$2.77
Distributions declared	$569,038	$554,764	$554,764	$554,763

2010
High	$5.60	$5.50	$4.19	$4.39
Low	$4.20	$3.33	$3.25	$3.25
Distributions declared	$569,038	$569,038	$569,038	$569,038

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

During the year ended December 31, 2011, 11,628 Units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2010.

The table below summarizes activity pursuant to these plans for the quarterly period ended December 31, 2011.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
October 2011	1,632		$3.96	493,969	(2)		(1)

November 2011	-	$	N/A	493,969	(2)		(1)

December 2011	-	$	N/A	493,969	(2)		(1)

Total	1,632		$3.96	493,969	(2)		(1)

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

ITEM 6 – SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2011, 2010, 2009, 2008 and 2007.  We have derived the consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited financial statements.

SUMMARY OF CONSOLIDATED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007

STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$52,823,586	$45,997,593	$42,730,803	$39,141,215	$35,115,717
Tenant reimbursements	1,811,459	1,901,333	1,787,103	1,775,192	1,708,710

Total revenue	54,635,045	47,898,926	44,517,906	40,916,407	36,824,427

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	22,089,532	18,208,032	15,572,095	13,778,917	12,230,857
Management fees	2,725,479	2,365,301	2,205,739	2,033,277	1,852,302
Property taxes and insurance	6,735,437	6,043,391	6,494,311	5,629,338	4,740,804
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	2,578,381	2,669,501	2,707,216	2,878,772	3,143,436
Depreciation and amortization	18,246,506	17,973,060	17,304,344	14,696,081	13,214,123

Total expenses	52,375,335	47,259,285	44,283,705	39,016,385	35,181,522

OPERATING INCOME	2,259,710	639,641	234,201	1,900,022	1,642,905

Interest and other income and interest and other income reimbursed to affiliate	784,798	240,438	293,462	405,673	60,826
Interest expense and interest expense reimbursed to affiliate	(14,145,721)	(12,893,896)	(16,191,885)	(11,353,202)	(11,223,533)
Loss on disposal of assets	(186,770)	(233,287)	(207,482)	(168,419)	(66,052)
Loss from investment in joint venture	(3,163)	(1,407)	-	-	-
Loss from investments in tenants in common	(1,846,169)	(1,901,809)	(2,137,128)	(2,377,927)	(1,608,295)

LOSS FROM CONTINUING OPERATIONS	(13,137,315)	(14,150,320)	(18,008,832)	(11,593,853)	(11,194,149)
Discontinued operations, net	-	31,039	337,692	433,306	1,657,363
Gain on sale of discontinued operations	-	1,783,282	-	18,910,133	13,482,291

CONSOLIDATED NET (LOSS) INCOME	(13,137,315)	(12,335,999)	(17,671,140)	7,749,586	3,945,505
Net loss attributable to noncontrolling interests	(1,100,956)	(939,606)	(491,553)	-	-

NET (LOSS) INCOME	$(12,036,359)	$(11,396,393)	$(17,179,587)	$7,749,586	$3,945,505

Distributions declared	$2,233,329	$2,276,152	$2,276,152	$3,528,036	$4,552,304

Distributions declared per limited partnership unit	$0.20	$0.20	$0.20	$0.31	$0.40

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$300,235,083	$313,513,669	$296,699,646	$278,847,073	$280,045,077
Total assets	314,380,710	328,565,643	321,581,865	294,115,079	297,456,867
Mortgages and notes payable	263,584,959	267,870,876	246,088,305	203,561,669	209,321,147

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining” on a historical consolidating basis, rental income exceeded the cash collected for rent by approximately $0.1 million for the year ended December 31, 2011. Cash collected for rent exceeded rental income by approximately $0.1 million for the year ended December 31, 2010.  Rental income exceeded the cash collected for rent by approximately $0.3 million for the year ended December 31, 2009.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than sixty days and tenants with outstanding balances due for a period less than sixty days but that we believe are potentially uncollectible.

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

The components of the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009 are outlined below.

	Years Ended December 31,
	2011	2010	2009
Operating activities	$12,305,000	$3,086,000	$96,000
Investing activities	(7,135,000)	(33,617,000)	(32,681,000)
Financing activities	(4,185,000)	19,477,000	43,819,000

Net increase (decrease) in cash and equivalents	$985,000	$(11,054,000)	$11,234,000

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $12.3 million from $3.1 million for the years ended December 31, 2011 and 2010, respectively.  The increase of approximately $9.2 million was primarily related to increased cash provide by other assets of approximately $5.8 million consisting primarily of a $3.0 million payment on note receivable issued in 2010, decreased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $2.4 million and increased cash provided by results of operations of approximately $1.3 million.  The remaining increases and decreases in cash were individually immaterial.

Net cash provided by operating activities increased to approximately $3.1 million from $0.1 million for the years ended December 31, 2010 and 2009, respectively.  The increase of approximately $3.0 million was primarily related to an increase in cash provided by results of operations of approximately $3.3 million, a decrease in cash used to pay property taxes of $2.1 million and a decrease in cash used to fund lender held escrows of approximately

$1.6 million.  The change was partially offset by issuing a note receivable of approximately $3.0 million.  In addition, more cash was used to satisfy accounts payable and accounts payable due to affiliate of approximately $1.1 million, which was offset by a $0.6 million decrease in prepaid insurance and leasing commissions.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $7.1 million compared to approximately $33.6 million for the years ended December 31, 2011 and 2010, respectively.  The decrease of approximately $26.5 million was primarily due to cash used for acquisitions of approximately $37.0 million during 2010 which was partially offset by decreased cash provided from sale of discontinued operations of approximately $7.3 million, increased cash used to invest in our joint venture with an unaffiliated third party of approximately $2.0 million and increased cash used to purchase land, buildings and amenities of approximately $1.2 million.  The remaining increases and decreases in cash were individually immaterial.

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

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $4.2 million compared to net cash provided by financing activities of approximately $19.5 million for the years ended December 31, 2011 and 2010, respectively.  The change of approximately $23.7 million was primarily due to borrowing approximately $24.5 million in 2010 for the financing of Lakes Edge Apartments, an increase in cash used by our revolving notes payable, net of receipts, of approximately $3.6 million and an increase in cash used to retire Limited Partnership Units of approximately $1.4 million.  These uses of cash were offset by cash provided by contributions from noncontrolling interest holders in our properties of approximately $4.1 million and a decrease in principal payments on our mortgages payable of approximately $1.7 million.  The remaining increases and decreases in cash were individually immaterial.

Net cash provided by financing activities decreased to approximately $19.5 million compared to approximately $43.8 million for the years ended December 31, 2010 and 2009, respectively.  The decrease of approximately $24.3 million was primarily due to a decrease in mortgage payable proceeds of approximately $156.0 million, a decrease in contributions from noncontrolling interest holders of approximately $5.4 million and an increase in cash used for distributions to noncontrolling interest holders of approximately $0.1 million.  This change was partially offset by a decrease in cash used to pay down our mortgages payable of approximately $126.5 million, an increase in cash provided by our revolving notes payable, net of payments, of approximately $8.8 million and a decrease in cash used for additions to loan costs of approximately $1.9 million.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.2 million as of December 31, 2011.

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

We have approximately $3.2 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10 million revolving note payable to a bank that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.  As of December 31, 2011, our availability to draw on our revolving note payable was approximately $6.5 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

We made quarterly distributions of $0.05 per unit to our limited partners of record on April 15, 2011, July 15, 2011, October 14, 2011, and January 13, 2012, respectively.  We pay distributions, if and when, authorized by our managing general partner using proceeds from advances drawn on our revolving note payable to a bank.

Pursuant to lease agreements signed by December 31, 2011, we are obligated to incur expenditures of approximately $0.5 million funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We expect to fund these expenditures by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months.  This discussion of future liquidity details our material commitments. We anticipate repaying, seeking renewal or refinancing of our revolving note payable coming due in the next twelve months.

In January 2012, we received $0.9 million of our $1.0 million note receivable.  We expect to receive the remaining note balance during 2012.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky totaling approximately 125,000 square feet.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012 on land leased under a 65-year ground lease.  The first tenant moved in on January 30, 2012.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowings on new or existing debt.  At December 31, 2011, we have funded $2.6 million of this commitment.  We expect to fund the remaining $2.3 million in the first half of 2012.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

Property Transactions

Acquisitions

During the year ended December 31, 2011, we did not acquire any properties.

During the years ended December 31, 2010 and 2009, we made the following property acquisitions either wholly or through investments in joint ventures:

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

(2)   Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2011, was 51%.

(3)   Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation.  Our ownership percentage at December 31, 2011, was 51%.

Dispositions

During the years ended December 31, 2011 and 2009 we did not dispose of any properties.

During the year ended December 31, 2010  we made the following property dispositions:

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

No assets or liabilities were classified as held for sale on our balance sheets at December 31, 2011 or 2010.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
REVENUE:
Rental income	$-	$145,568	$731,777
Tenant reimbursements	-	-	24,393

Total revenue	-	145,568	756,170

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	-	89,664	156,668
Management fees	-	4,229	39,638
Property taxes and insurance	-	27,097	54,034
Depreciation and amortization	-	-	221,164

Total expenses	-	120,990	471,504

DISCONTINUED OPERATING INCOME	-	24,578	284,666

Interest and other income	-	6,953	134,877
Interest expense	-	(492)	(81,851)

DISCONTINUED OPERATIONS, NET	$-	$31,039	$337,692

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO DECEMBER 31, 2010

AS COMPARED TO DECEMBER 31, 2009

This section includes our actual results of operations for the years ended December 31, 2011, 2010 and 2009.  As of December 31, 2011, we owned wholly, as a tenant in common with an unaffiliated third party, or through joint venture investments with both affiliated and unaffiliated third parties, 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three years ended December 31, 2011, 2010 and 2009 was approximately $12.0 million, $11.4 million, and $17.2 million, respectively.  The change in net loss for the year ended December 31, 2011 as compared to 2010 was primarily due to a $1.8 million decrease in gain on sale of discontinued operations, a $1.3 million increase in interest expense and a $1.3 million decrease in operating income from our acquisition of Lakes Edge Apartments (December 2010), referred to as our “2010 acquisition.” This was partially offset by a $2.9 million increase in operating income across our remaining property operations, a $0.5 million increase in interest and other income and a $0.2 million increase in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the years ended December 31, 2011 and 2010. The change in net loss for the year ended December 31, 2010 as compared to 2009 was primarily due to a $3.3 million decrease in interest expense, a $1.8 million increase in gain on sale of discontinued operations, a $0.3 million decrease in discontinued operations, net, and a $0.4 million increase in net loss attributable to noncontrolling interests.  In June 2009, we acquired Golf Brook Apartments and Sabal Park Apartments, referred to as our “2009 acquisitions.”  There were no other material offsetting changes in net loss for the years ended December 31, 2010 and 2009.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2011 and 2010 were approximately $54.6 million and $47.9 million, respectively.  The increase of $6.7 million, or 14%, was primarily the result of a $6.6 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition, as well as an increase in the average monthly unit rental to $974 from $924 for the years ended December 31, 2011 and 2010, respectively. The increase is also the result of a $0.2 million increase in rental income across the commercial segment primarily due to the increase in average occupancy to 81% from 76% for the years ended December 31, 2011 and 2010, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2011 and 2010.

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

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2011 and 2010 were approximately $16.1 million and $12.9 million, respectively.  The increase of $3.2 million, or 25%, was primarily the result of a $1.5 million increase in operating expenses from our 2010 acquisition, a $1.4 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance and a $0.3 million increase in operating expenses across our commercial segment primarily related to increased repairs and maintenance.  There were no other material offsetting changes in operating expenses for the years ended December 31, 2011 and 2010.

Operating expenses from continuing operations for the years ended December 31, 2010 and 2009 were approximately $12.9 million and $10.7 million, respectively.  The increase of $2.2 million, or 21%, was primarily the result of a $1.0 million increase in operating expenses from our 2009 acquisitions and a $1.1 million increase in operating expenses across the remaining multifamily segment primarily related to increased repairs and maintenance. There were no other material offsetting changes in operating expenses for the years ended December 31, 2010 and 2009.

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2011 and 2010 were approximately $6.0 million and $5.3 million, respectively.  The increase of $0.7 million, or 13%, was primarily the result of a $0.4 million increase in operating expenses reimbursed to affiliate from our 2010 acquisition and a $0.4 million increase in operating expenses reimbursed to affiliate across the remaining multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the years ended December 31, 2011 and 2010.

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

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2011	2010	2009
Property	$3,997,000	$3,649,000	$3,370,000
Multifamily leasing	776,000	683,000	627,000
Administrative	1,045,000	887,000	824,000
Other	216,000	45,000	32,000

Total	$6,034,000	$5,264,000	$4,853,000

Management Fees

Management fees from continuing operations for the years ended December 31, 2011 and 2010 were approximately $2.7 million and $2.4 million, respectively.  The increase of $0.3 million, or 13%, was primarily the results of an increase in management fees across our multifamily segment primarily related to our 2010 acquisition, increased occupancy and increased average rental income. There were no other material offsetting changes in management fees for the years ended December 31, 2011 and 2010.

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

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgages Corporation, or FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2011 and 2010 were approximately $6.7 million and $6.0 million, respectively.  The increase of $0.7 million, or 12%, was primarily due to an increase of $0.8 million in property taxes and insurance across the multifamily segment primarily related our 2010 acquisition, which was partially offset by the decrease in property taxes at our Indianapolis properties.  The increase was also partially offset by $0.1 million in decreased property taxes and insurance across the commercial segment. There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2011 and 2010.

Property taxes and insurance from continuing operations for the years ended December 31, 2010 and 2009 were approximately $6.0 million and $6.5 million, respectively.  The decrease of $0.5 million, or 8%, was primarily due to a decrease of $0.7 million in property taxes at our Indianapolis properties due to lower property tax assessments and rates.  The decrease was partially offset by $0.1 million in increased property taxes on our 2009 acquisitions and $0.1 million in increased property insurance on our Lakeshore Business Center properties.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2010 and 2009.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2011 and 2010 were approximately $0.9 million and $1.0 million, respectively.  The decrease of $0.1 million, or 10%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2011 and 2010.

Professional and administrative expenses from continuing operations for the years ended December 31, 2010 and 2009 were approximately $1.0 million and $1.1 million, respectively.  The decrease of $0.1 million, or 9%, was primarily the result of an overall decrease in legal and professional fees.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2010 and 2009.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the years ended December 31, 2011 and 2010 were approximately $1.6 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2011 and 2010.

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

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2011	2010	2009
Finance	$411,000	$417,000	$364,000
Accounting	724,000	765,000	724,000
Investor relations	266,000	259,000	282,000
Human resources	21,000	15,000	13,000
Overhead	216,000	184,000	212,000

Total	$1,638,000	$1,640,000	$1,595,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the years ended December 31, 2011 and 2010 was approximately $18.2 million and $18.0 million, respectively.  The increase of $0.2 million, or 1%, was primarily due to our 2010 acquisition of approximately $2.4 million, offset by a decrease of approximately $2.1 million across the remaining multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2011 and 2010.

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

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2011 and 2010 was approximately $0.8 million and $0.2 million, respectively.  The increase was primarily the result of an increase in interest income earned on our notes receivable.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2011 and 2010.

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

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2011 and 2010 was approximately $14.1 million and $12.9 million, respectively.  The increase of $1.2 million, or 9%, was primarily the result of $1.3 million of increased interest expense on our additional borrowings related to our 2010 acquisition offset primarily by decreased interest expense of $0.1 million related to our mortgage payable to a bank, which was satisfied during 2010. There were no other material offsetting changes in interest expense for the years ended December 31, 2011 and 2010.

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

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the years ended December 31, 2011, 2010, and 2009 can be attributed to assets that were not fully depreciated at the time of replacement, spread amongst the commercial and multifamily properties.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the years ended December 31, 2011, 2010 and 2009 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the years ended December 31, 2011, 2010 and 2009.

During the year ended December 31, 2011, the continuing net loss of The Overlook at St. Thomas Apartments reduced our investment to zero. We have recognized the losses in excess of our investment and recorded the resulting liability on our consolidated balance sheet.

Discontinued Operations, Net

There were no properties classified as discontinued operations for the year ended December 31, 2011.  Net income from discontinued operations for the years ended December 31, 2010 and 2009 were approximately $31,000 and $0.3 million, respectively.  Discontinued operations, net, for the years ended December 31, 2010 and 2009 include the operating results for the properties previously sold as listed below.

Property	Location	Status
Outlet Mall	Louisville, KY	Sold 2010
Sears Office Building	Louisville, KY	Sold 2010

Gain on Sale of Discontinued Operations

Gain on sale of discontinued operations for the year ended December 31, 2010 was approximately $1.8 million due to the sale of Outlet Mall in March 2010 and the sale of Sears Office Building in June 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

Most of our commercial and retail tenant leases require payment of their share of a building’s operating expenses. Certain commercial and retail tenant leases are subject to a floor or cap on their share of controllable operation expenses.  These factors limit the impact of inflation on our operations.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2011, under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$352,745,147	$20,769,950	$64,784,453	$52,473,536	$214,717,208
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$352,745,147	$20,769,950	$64,784,453	$52,473,536	$214,717,208

(1)          We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.

(2)          We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which represent an insignificant obligation.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have financed substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $47.8 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at December 31, 2011 was 3.5%.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
NTS Realty Holdings Limited Partnership

Louisville, KY

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Louisville, Kentucky

March 23, 2012

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2011 and 2010

	2011	2010
ASSETS:
Cash and equivalents	$1,165,137	$180,053
Cash and equivalents — restricted	2,421,608	2,272,598
Accounts receivable, net of allowance for doubtful accounts of $214,585 and $397,627 at December 31, 2011 and 2010, respectively	1,712,390	1,558,987
Land, buildings and amenities, net	300,235,083	313,513,669
Investment in and advances to joint venture	2,594,879	292,593
Investment in and advances to tenant in common	706,771	2,123,137
Other assets	5,544,842	8,624,606

Total assets	$314,380,710	$328,565,643

LIABILITIES:
Mortgages and notes payable	$263,584,959	$267,870,876
Accounts payable and accrued expenses	4,575,502	2,718,912
Accounts payable and accrued expenses due to affiliate	372,934	300,812
Distributions payable	554,764	569,038
Security deposits	936,804	911,816
Other liabilities	4,273,457	4,026,749
Investment in and advances to tenant in common	669,803	-

Total liabilities	274,968,223	276,398,203

COMMITMENTS AND CONTINGENCIES (NOTE 10)

EQUITY:
Partners’ equity	32,335,426	47,961,173
Noncontrolling interests	7,077,061	4,206,267

Total equity	39,412,487	52,167,440

Total liabilities and equity	$314,380,710	$328,565,643

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
REVENUE:
Rental income	$52,823,586	$45,997,593	$42,730,803
Tenant reimbursements	1,811,459	1,901,333	1,787,103

Total revenue	54,635,045	47,898,926	44,517,906

EXPENSES:
Operating expenses	16,055,315	12,944,039	10,719,216
Operating expenses reimbursed to affiliate	6,034,217	5,263,993	4,852,879
Management fees	2,725,479	2,365,301	2,205,739
Property taxes and insurance	6,735,437	6,043,391	6,494,311
Professional and administrative expenses	940,562	1,029,636	1,112,431
Professional and administrative expenses reimbursed to affiliate	1,637,819	1,639,865	1,594,785
Depreciation and amortization	18,246,506	17,973,060	17,304,344

Total expenses	52,375,335	47,259,285	44,283,705

OPERATING INCOME	2,259,710	639,641	234,201

Interest and other income	784,798	240,438	293,462
Interest expense	(14,145,721)	(12,893,896)	(16,191,885)
Loss on disposal of assets	(186,770)	(233,287)	(207,482)
Loss from investment in joint venture	(3,163)	(1,407)	-
Loss from investments in tenants in common	(1,846,169)	(1,901,809)	(2,137,128)

LOSS FROM CONTINUING OPERATIONS	(13,137,315)	(14,150,320)	(18,008,832)
Discontinued operations, net	-	31,039	337,692
Gain on sale of discontinued operations	-	1,783,282	-

CONSOLIDATED NET LOSS	(13,137,315)	(12,335,999)	(17,671,140)
Net loss attributable to noncontrolling interests	(1,100,956)	(939,606)	(491,553)

NET LOSS	$(12,036,359)	$(11,396,393)	$(17,179,587)

Loss from continuing operations allocated to limited partners	$(12,299,867)	$(13,261,954)	$(16,878,227)
Discontinued operations, net allocated to limited partners	-	29,090	316,492
Gain on sale of discontinued operations allocated to limited partners	-	1,671,326	-
Net loss attributable to noncontrolling interests allocated to limited partners	(1,030,542)	(880,617)	(460,693)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(11,269,325)	$(10,680,921)	$(16,101,042)

Loss from continuing operations per limited partnership unit	$(1.17)	$(1.24)	$(1.58)
Discontinued operations, net per limited partnership unit	-	-	0.03
Gain on sale of discontinued operations per limited partnership unit	-	0.16	-
Net loss attributable to noncontrolling interests per limited partnership unit	(0.10)	(0.08)	(0.04)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(1.07)	$(1.00)	$(1.51)

Weighted average number of limited partnership interests	10,493,413	10,666,269	10,666,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
OPERATING ACTIVITIES:
Consolidated net loss	$(13,137,315)	$(12,335,999)	$(17,671,140)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain on sale of discontinued operations	-	(1,783,282)	-
Loss on disposal of assets	186,770	233,287	207,482
Depreciation and amortization	19,131,922	18,750,162	18,212,329
Write-off of loan costs	-	-	600,138
Loss from investment in joint venture	3,163	1,407	-
Loss from investments in tenants in common	1,846,169	1,901,809	2,137,218
Changes in assets and liabilities:
Cash and equivalents — restricted	(149,010)	(44,854)	(1,673,629)
Accounts receivable	(153,403)	87,155	15,716
Other assets	2,376,553	(3,427,424)	(1,030,789)
Accounts payable and accrued expenses	1,856,590	(161,494)	243,115
Accounts payable and accrued expenses due to affiliate	72,122	(340,695)	374,119
Security deposits	24,988	55,432	34,385
Other liabilities	246,708	150,489	(1,352,602)

Net cash provided by operating activities	12,305,257	3,085,993	96,342

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(4,829,961)	(3,639,897)	(3,005,695)
Proceeds from sale of discontinued operations	-	7,331,729	-
Acquisitions	-	(37,014,374)	(32,175,459)
Notes receivable	-	-	2,500,000
Investment in joint venture	(2,305,449)	(294,000)	-

Net cash used in investing activities	(7,135,410)	(33,616,542)	(32,681,154)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	4,216,750	147,000	5,588,426
Distributions to noncontrolling interest holders	(245,000)	(98,000)	-
Distributions from tenants in common	240,000	150,000	120,000
Retirement of Limited Partnership Units	(1,356,059)	-	-
Proceeds from mortgages payable	24,805,960	24,500,000	180,520,000
Revolving notes payable, net	(1,300,017)	2,268,748	(6,482,149)
Principal payments on mortgages payable	(3,291,860)	(2,739,702)	(3,378,506)
Additional payments on mortgages payable	(24,500,000)	(2,246,475)	(128,132,709)
Additions to loan costs	(506,934)	(228,552)	(2,140,363)
Cash distributions	(2,247,603)	(2,276,152)	(2,276,152)

Net cash (used in) provided by financing activities	(4,184,763)	19,476,867	43,818,547

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	985,084	(11,053,682)	11,233,735

CASH AND EQUIVALENTS, beginning of year	180,053	11,233,735	-

CASH AND EQUIVALENTS, end of year	$1,165,137	$180,053	$11,233,735

Interest paid	$13,566,892	$11,768,490	$16,171,076

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2011, 2010 and 2009

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
PARTNERS’ EQUITY:
Balances on January 1, 2009	714,491	10,666,269	$5,090,486	$75,998,971	$-	$81,089,457

Net loss	-	-	(1,078,545)	(16,101,042)	(491,553)	(17,671,140)

Distributions declared	-	-	(142,898)	(2,133,254)	-	(2,276,152)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	5,588,426	5,588,426

Balances on December 31, 2009	714,491	10,666,269	$3,869,043	$57,764,675	$5,096,873	$66,730,591

Net loss	-	-	(715,472)	(10,680,921)	(939,606)	(12,335,999)

Distributions declared	-	-	(142,898)	(2,133,254)	-	(2,276,152)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	49,000	49,000

Balances on December 31, 2010	714,491	10,666,269	$3,010,673	$44,950,500	$4,206,267	$52,167,440

Net loss	-	-	(767,034)	(11,269,325)	(1,100,956)	(13,137,315)

Retirement of Limited Partnership Units	-	(285,486)	-	(1,356,059)	-	(1,356,059)

Distributions declared	-	-	(142,898)	(2,090,431)	-	(2,233,329)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	3,971,750	3,971,750

Balances on December 31, 2011	714,491	10,380,783	$2,100,741	$30,234,685	$7,077,061	$39,412,487

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 - Organization

NTS Realty Holdings Limited Partnership (“NTS Realty”), is a limited partnership, organized in the state of Delaware in 2003 and was formed by a merger on December 28, 2004.

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2011, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 23 properties, comprised of 6 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (6) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 607,000 square feet, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,391 units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

The terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated or unconsolidated joint venture investments or interests in properties held as tenants in common with an unaffiliated third party.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2011 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the year ended December 31, 2011, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky totaling approximately 125,000 square feet.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012 on land leased under a 65 year ground lease.  The first tenant moved in on January 30, 2012.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The balance drawn on this obligation by the joint venture at December 31, 2011 was $4.6 million.  There was no balance drawn on this obligation by this joint venture at December 31, 2010. The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary. NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and management, respectively. NTS Development Company is responsible for the development of the building on time and within budget. The development fee for these services is 2% of the projected costs, not exceeding $400,000. NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services. Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investment in and advances to joint venture on our consolidated balance sheets as of December 31, 2011 and 2010 at $2.6 million and $0.3 million, respectively.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of December 31, 2011.

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

Cash and equivalents and cash and equivalents — restricted — The carrying amount of these assets and liabilities approximates fair value as of December 31, 2011 and 2010, due to the short-term nature of such accounts.

Notes receivable — As of December 31, 2011 and 2010, we determined the estimated fair values of our notes receivable were approximately $1.1 million and $4.4 million, respectively, by discounting expected future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.  These are classified as other assets on our consolidated balance sheets as of December 31, 2011 and 2010.

Deferred Compensation Plans — Our Officer and Director Plans as of December 31, 2011 and 2010 reflected liabilities of approximately $0.4 million and $0.3 million, respectively, the fair market value of 113,091 and 78,613 units, respectively, and are included in our other liabilities using level 1 measurement. Compensation expense for the Officer and Director Plans for the years ended December 31, 2011 and 2010 totaled approximately $87,300 and $43,800, respectively.

Mortgages and notes payable — As of December 31, 2011 and 2010, we determined the estimated fair values of our mortgages and notes payable were approximately $283.0 million and $274.3 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Noncontrolling interests — On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.1 million to Lakes Edge Apartments, which reduced our ownership to 73.5% for the property. We do not expect our ownership interest in the joint venture to be further reduced. Pluris Property Fund II, L.P., is a related party, as a member of the general partner of Pluris Property Fund II, L.P., is Mr. Lavin’s son-in-law.  On November 29, 2011, we made a contribution on behalf of Pluris Fund II, L.P. of $0.1 million to Lakes Edge Apartments.  This additional contribution maintained our ownership at 73.5%. This transaction is classified in our notes receivable.

D) Recent Accounting Pronouncements

In January 2010, the FASB also issued Accounting Standards Update No. 2010-06 Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which provides amendments to FASB ASC Subtopic 820-10 Fair Value Measurements and Disclosures — Overall. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have a material impact on our financial position or results of operations.

E) Tax Status

We are treated as a partnership or pass-through entity for federal income tax purposes.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2011	2010
Net loss	$(12,036,359)	$(11,396,393)
Items handled differently for tax purposes:
Depreciation and amortization	6,353,381	8,207,527
Prepaid rent and other capitalized costs	(1,235,945)	(116,635)
Gain (loss) on sale/disposition of assets	1,292,645	(880,115)
Acquisition costs	(41,990)	61,220
Joint venture gain (loss)	195,471	(523,166)
Change in accounting method	141,148	141,148
Other	87,263	(399,199)

Taxable loss	$(5,244,386)	$(4,905,613)

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

G) Financial Statement Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with December 31, 2011 and 2010 classifications.  These reclassifications have not had a material impact on the related financial statement line items on our consolidated balance sheet or statement of operations and no effect on previously reported operating results or partners’ equity.

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

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our properties for federal tax purposes is approximately $314.7 million at December 31, 2011.

Depreciation expense from continuing operations for the years ended December 31, 2011, 2010 and 2009 was approximately as follows:

	Year Ended December 31,
	2011	2010	2009
NTS Realty	$17,900,000	$17,800,000	$16,900,000

Depreciation expense included in discontinued operations was approximately $0.2 million for the year ended December 31, 2009.

K) Business Combinations and Acquisitions

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2011, 2010 and 2009, did not result in an impairment loss.

L) Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, collectively referred to as NTS Development,  for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases are recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.3 million, $1.2 million and $1.3 million at December 31, 2011, 2010 and 2009, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

N) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2011, 2010, and 2009.

O) Distribution Policy

We pay distributions if and when authorized by our managing general partner using proceeds from advances drawn on our revolving note payable to a bank.  We are required to pay distributions on a quarterly basis, commencing in the first quarter of 2005, of an amount no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90)

days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.

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

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in land, buildings and amenities as of December 31:

	2011	2010
Land and improvements	$83,202,950	$82,628,853
Buildings and improvements	281,913,988	279,416,797
Amenities	29,489,420	28,201,786

Total land, buildings and amenities	394,606,358	390,247,436

Less accumulated depreciation	(94,371,275)	(76,733,767)

Total land, buildings and amenities, net	$300,235,083	$313,513,669

Note 5 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2011	2010
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.80%, due September 30, 2012	$3,142,131	$4,442,146

Revolving note payable to a bank for $8.2 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.72%, terminated September 1, 2011	-	6,026,602

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.79%, maturing October 28, 2012	105,960	-

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.77%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,758,084. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,628,602	14,994,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,707,850	1,449,288	1,748,859

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,482,794	10,962,165	11,177,410

	2011	2010
Mortgage payable to a bank, with interest payable in monthly installments until October 1, 2011, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $32,424,893	26,254,275	26,328,500

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.60%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $17,455,646	14,514,457	14,625,000

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.77%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $11,408,479	9,529,772	9,600,000

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,066,202	13,539,685	13,729,051

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $33,702,949	26,309,571	26,677,537

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,434,678	16,414,249	16,643,819

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,686,708	26,967,310	27,344,476

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,311,650	11,098,741	11,253,969

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $21,451,407	29,841,874	30,259,244

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $9,122,734	10,665,120	10,814,283

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $12,265,021	17,461,759	17,705,980

Mortgage payable to a bank in monthly installments of interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.00%, currently 3.26%, maturing April 1, 2011	-	24,500,000

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $35,402,813	24,700,000	-

Total mortgages and notes payable	$263,584,959	$267,870,876

Our $10.0 million revolving note payable to a bank is due September 30, 2012.  At December 31, 2011, our availability to draw on our revolving note payable was approximately $6.5 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on December 31, 2011 was approximately $283.0 million.

Interest paid for the twelve months ended December 31, 2011 and 2010, was approximately $13.6 million and $11.8 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2011.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2012	$7,191,896
2013	4,384,036
2014	34,340,871
2015	4,274,769
2016	25,760,074
Thereafter	187,633,313

$263,584,959

Mortgages payable for our unconsolidated tenants in common properties as of December 31 consist of the following:

	2011	2010
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $33,135,943 (1)	$33,740,074	$34,279,148

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $23,969,317 (2)	$22,147,406	$22,446,017

(1)          We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2)          We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at December 31, 2011, was approximately $61.7 million.

Mortgage payable for our unconsolidated joint venture property as of December 31 consist of the following:

	2011	2010

Mortgage payable to a bank in monthly installments of interest, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.70%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $11,415,364 (3)	$4,584,843	$-

(3)          We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at December 31, 2011, was approximately $4.6 million.

Note 6 - Investment in and Advances to Joint Venture

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky totaling approximately 125,000 square feet.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012 on land leased under a 65-year ground lease.  The first tenant moved in on January 30, 2012.  The building will be managed by an affiliate of NTS Development Company. We are obligated to contribute $4.9 million, for a 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The balance drawn on this obligation by the joint venture at December 31, 2011, was $4.6 million. There was no balance drawn on this obligation by the joint venture at December 31, 2010.  The joint venture expects to invest a total of $20.5 million into the construction of the building and completion of tenant space.

This joint venture, Campus One, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and management, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs, not exceeding $400,000.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method. Our ownership interest is reflected as investment in and advances to joint venture on our consolidated balance sheets as of December 31, 2011 and December 31, 2010 at $2.6 million and $0.3 million, respectively.

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2011 and 2010 for this property:

	2011	2010
Summarized Balance Sheets
Land, buildings and amenities, net	$11,415,364	$740,106
Other, net	1,346,651	306,384
Total assets	$12,762,015	$1,046,490

Mortgages payable and other liabilities	$7,466,343	$449,362
Equity	5,295,672	597,128
Total liabilities and equity	$12,762,015	$1,046,490

	2011	2010
Summarized Statements of Operations
Revenue	$-	$-

Operating loss	$(6,456)	$(172)

Consolidated net loss	$(6,456)	$(2,872)

Net loss attributable to noncontrolling interests	(3,163)	(1,407)

Net loss	$(3,293)	$(1,465)

Note 7 - Investment in and Advances to Tenants in Common

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

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2011 and 2010 for these properties:

	2011	2010
Summarized Balance Sheets
Land, buildings and amenities, net	$57,105,260	$61,795,806
Other, net	1,599,600	1,423,277
Total assets	$58,704,860	$63,219,083

Mortgages payable and other liabilities	$56,586,644	$57,372,320
Equity	2,118,216	5,846,763
Total liabilities and equity	$58,704,860	$63,219,083

	2011	2010
Summarized Statements of Operations
Revenue	$9,120,031	$8,779,711

Operating income (loss)	$24,883	$(24,566)

Consolidated net loss	$(3,328,547)	$(3,417,082)

Net loss attributable to noncontrolling interests	(1,482,378)	(1,515,273)

Net loss	$(1,846,169)	$(1,901,809)

Distributions
The Overlook at St. Thomas Apartments	$400,000	$250,000

Creek’s Edge at Stony Point Apartments	$-	$-

During the year ended December 31, 2011, the continuing net loss of The Overlook at St. Thomas Apartments reduced our investment to zero. We have recognized the losses in excess of our investment and recorded the resulting liability on our consolidated balance sheet.

Note 8 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2011:

For the Years Ended December 31,	Amount
2012	$6,014,169
2013	4,928,470
2014	3,540,099
2015	2,336,273
2016	1,884,279
Thereafter	4,409,246
$23,112,536

Note 9 - Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture property, our properties owned as a tenant in common with an unaffiliated third party and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the years ended December 31, 2011, 2010 and 2009.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2011	2010	2009
Property management fees	$2,725,000	$2,369,000	$2,245,000

Operating expenses reimbursement — property	3,997,000	3,664,000	3,402,000
Operating expenses reimbursement — multifamily leasing	776,000	683,000	627,000
Operating expenses reimbursement — administrative	1,045,000	910,000	877,000
Operating expenses reimbursement — other	216,000	49,000	37,000

Total operating expenses reimbursed to affiliate	6,034,000	5,306,000	4,943,000

Professional and administrative expenses reimbursed to affiliate	1,638,000	1,640,000	1,595,000

Construction supervision and leasing fees	208,000	422,000	300,000

Disposition fees included in gain on sale of discontinued operations	-	310,000	-

Total related party transactions	$10,605,000	$10,047,000	$9,083,000

Total related party transactions from our investment in tenants in common	$1,295,000	$1,236,000	$1,308,000

Total related party transactions from our investment in joint venture	$585,000	$-	$-

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the years ended December 31, 2011, 2010 and 2009, we were charged approximately $77,000, $48,000 and $69,000, respectively, for property maintenance fees from affiliates of NTS Development.

NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $306,000, $307,000, and $306,000 from NTS Development Company for the years ended December 31, 2011, 2010 and 2009, respectively.  The average per square foot rental rate for similar office space in NTS Center as of December 31, 2011, 2010 and 2009 was $13.95, $15.05, and $14.26 per square foot, respectively.

Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments.  Our compliance with existing laws has not had a material adverse effect on our financial condition, cash flows or results of operations.  However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

Litigation

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of business.  There are no pending material legal proceedings to which we are subject that would have a material adverse affect on our financial condition, cash flows or results of operations.

Note 11 - Segment Reporting

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

	Year Ended December 31, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$46,499,389	$5,810,517	$547,167	$(33,487)	$52,823,586
Tenant reimbursements	-	1,716,929	94,530	-	1,811,459

Total revenue	46,499,389	7,527,446	641,697	(33,487)	54,635,045

Operating expenses and operating expenses reimbursed to affiliate	18,945,200	2,985,313	159,019	-	22,089,532
Management fees	2,325,844	366,669	32,258	708	2,725,479
Property taxes and insurance	5,627,565	929,394	61,786	116,692	6,735,437
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,578,381	2,578,381
Depreciation and amortization	16,287,413	1,789,057	170,036	-	18,246,506

Total expenses	43,186,022	6,070,433	423,099	2,695,781	52,375,335

Operating income (loss)	3,313,367	1,457,013	218,598	(2,729,268)	2,259,710

Interest and other income	57,425	8,294	695	718,384	784,798
Interest expense	(13,113,076)	(589,638)	(16,039)	(426,968)	(14,145,721)
Loss on disposal of assets	(144,442)	(40,231)	(2,097)	-	(186,770)
Loss from investment in joint venture	-	(3,163)	-	-	(3,163)
Loss from investments in tenants in common	(1,846,169)	-	-	-	(1,846,169)

Consolidated net (loss) income	(11,732,895)	832,275	201,157	(2,437,852)	(13,137,315)
Net loss attributable to noncontrolling interests	(1,100,956)	-	-	-	(1,100,956)

Net (loss) income	$(10,631,939)	$832,275	$201,157	$(2,437,852)	$(12,036,359)

Land, buildings and amenities, net	$270,215,974	$26,475,891	$3,543,218	$-	$300,235,083

Expenditures for land, buildings and amenities	$3,087,225	$1,731,149	$11,587	$-	$4,829,961

Segment liabilities from continuing operations	$246,860,606	$2,743,593	$28,370	$25,335,654	$274,968,223

	Year Ended December 31, 2010
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$39,871,758	$5,550,996	$610,449	$(35,610)	$45,997,593
Tenant reimbursements	-	1,788,864	112,469	-	1,901,333

Total revenue	39,871,758	7,339,860	722,918	(35,610)	47,898,926

Operating expenses and operating expenses reimbursed to affiliate	15,318,883	2,712,731	176,418	-	18,208,032
Management fees	1,990,579	341,749	32,973	-	2,365,301
Property taxes and insurance	4,855,247	1,006,615	54,169	127,360	6,043,391
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,669,501	2,669,501
Depreciation and amortization	15,971,437	1,835,171	166,452	-	17,973,060

Total expenses	38,136,146	5,896,266	430,012	2,796,861	47,259,285

Operating income (loss)	1,735,612	1,443,594	292,906	(2,832,471)	639,641

Interest and other income	67,940	2,272	675	169,551	240,438
Interest expense	(11,905,448)	(631,503)	(102,215)	(254,730)	(12,893,896)
Loss on disposal of assets	(128,444)	(104,843)	-	-	(233,287)
Loss from investment in joint venture	-	(1,407)	-	-	(1,407)
Loss from investments in tenants in common	(1,901,809)	-	-	-	(1,901,809)

(Loss) income from continuing operations	(12,132,149)	708,113	191,366	(2,917,650)	(14,150,320)
Discontinued operations, net	-	(84,134)	115,173	-	31,039
Gain on sale of discontinued operations	-	1,248,398	534,884	-	1,783,282

Consolidated net (loss) income	(12,132,149)	1,872,377	841,423	(2,917,650)	(12,335,999)
Net loss attributable to noncontrolling interests	(939,606)	-	-	-	(939,606)

Net (loss) income	$(11,192,543)	$1,872,377	$841,423	$(2,917,650)	$(11,396,393)

Land, buildings and amenities, net	$283,253,760	$26,561,002	$3,698,907	$-	$313,513,669

Expenditures for land, buildings and amenities	$39,871,852	$522,924	$9,350	$-	$40,404,126

Segment liabilities from continuing operations	$246,891,577	$2,560,338	$39,502	$26,906,786	$276,398,203

	Year Ended December 31, 2009
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$36,942,587	$5,203,489	$615,783	$(31,056)	$42,730,803
Tenant reimbursements	-	1,680,101	107,002	-	1,787,103

Total revenue	36,942,587	6,883,590	722,785	(31,056)	44,517,906

Operating expenses and operating expenses reimbursed to affiliate	12,726,468	2,706,067	139,560	-	15,572,095
Management fees	1,831,996	338,291	35,452	-	2,205,739
Property taxes and insurance	5,410,467	901,085	55,300	127,459	6,494,311
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,707,216	2,707,216
Depreciation and amortization	15,369,568	1,769,209	165,567	-	17,304,344

Total expenses	35,338,499	5,714,652	395,879	2,834,675	44,283,705

Operating income (loss)	1,604,088	1,168,938	326,906	(2,865,731)	234,201

Interest and other income	56,646	2,685	155	233,976	293,462
Interest expense	(9,550,430)	(1,811,342)	(350,321)	(4,479,792)	(16,191,885)
Loss on disposal of assets	(26,920)	(180,562)	-	-	(207,482)
Loss from investments in tenants in common	(2,137,128)	-	-	-	(2,137,128)

Loss from continuing operations	(10,053,744)	(820,281)	(23,260)	(7,111,547)	(18,008,832)
Discontinued operations, net	-	(194,215)	531,907	-	337,692

Consolidated net (loss) income	(10,053,744)	(1,014,496)	508,647	(7,111,547)	(17,671,140)
Net loss attributable to noncontrolling interests	(491,553)	-	-	-	(491,553)

Net (loss) income	$(9,562,191)	$(1,014,496)	$508,647	$(7,111,547)	$(17,179,587)

Land, buildings and amenities, net	$259,333,621	$27,964,381	$3,853,196	$-	$291,151,198

Expenditures for land, buildings and amenities	$33,267,126	$1,898,467	$28,293	$-	$35,193,886

Segment liabilities from continuing operations, net	$223,993,261	$3,205,572	$2,344,084	$25,236,036	$254,778,953
Segment liabilities from discontinued operations, net	-	7,028	65,293	-	72,321

Segment liabilities	$223,993,261	$3,212,600	$2,409,377	$25,236,036	$254,851,274

Note 12 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2011	March 31	June 30	September 30	December 31

Total revenues	$13,248,607	$13,537,688	$13,825,585	$14,023,165
Operating income	282,490	847,193	206,338	923,689
Loss from continuing operations allocated to limited partners	(3,280,903)	(2,792,338)	(3,510,906)	(2,715,720)
Loss from continuing operations per limited partnership unit	(0.31)	(0.26)	(0.34)	(0.26)

	For the Quarters Ended
2010	March 31	June 30	September 30	December 31

Total revenues	$11,632,640	$11,797,096	$12,235,762	$12,233,428
Operating income (loss)	181,936	(345,942)	286,606	517,041
Discontinued operations, net	74,604	(46,574)	(3,827)	6,836
Gain on sale of discontinued operations	534,883	1,248,399	-	-
Loss from continuing operations allocated to limited partners	(3,266,396)	(3,811,054)	(3,236,075)	(2,948,429)
Discontinued operations, net allocated to limited partners	69,920	(43,650)	(3,587)	6,407
Loss from continuing operations per limited partnership unit	(0.31)	(0.36)	(0.30)	(0.27)
Gain on sale of discontinued operations per limited partnership unit	0.05	0.11	-	-

Note 13 - Real Estate Transactions

Acquisitions

During the year ended December 31, 2011, we did not acquire any properties.

During the years ended December 31, 2010 and 2009, we made the following property acquisitions either wholly or through investments in joint ventures:

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

(2)	Financed by a $14.6 million mortgage payable to Federal Home Loan Mortgage Corporation. Our ownership percentage at December 31, 2011, was 51%.
(3)	Financed by a $9.6 million mortgage payable to Federal Home Loan Mortgage Corporation. Our ownership percentage at December 31, 2011, was 51%.

Dispositions

During the years ended December 31, 2011 and 2009 we did not dispose of any properties.

During the year ended December 31, 2010 we made the following property dispositions:

Wholly-Owned Properties-Commercial	Square Feet	Our Ownership	Date of Sale
Outlet Mall (1)	162,600	100%	March, 2010
Sears Office Building (2)	66,900	100%	June, 2010

(1)	Gain of approximately $0.5 million.
(2)	Gain of approximately $1.2 million.

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

No assets and liabilities were classified as held for sale on our balance sheets at December 31, 2011 or 2010.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
REVENUE:
Rental income	$-	$145,568	$731,777
Tenant reimbursements	-	-	24,393

Total revenue	-	145,568	756,170

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	-	89,664	156,668
Management fees	-	4,229	39,638
Property taxes and insurance	-	27,097	54,034
Depreciation and amortization	-	-	221,164

Total expenses	-	120,990	471,504

DISCONTINUED OPERATING INCOME	-	24,578	284,666

Interest and other income	-	6,953	134,877
Interest expense	-	(492)	(81,851)

DISCONTINUED OPERATIONS, NET	$-	$31,039	$337,692

Note 14 - Deferred Compensation Plans

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

During the years ended December 31, 2011, 2010 and 2009, each Participant elected to defer receipt of the annual equity bonus.  The Participant’s accounts were credited with 18,179; 11,830 and 7,028 phantom units during the years ended December 31, 2011, 2010 and 2009, respectively, including dividend reinvestment.  As of December 31, 2011 and 2010, liabilities of approximately $170,800 and $122,400, the fair market value of 52,374 and 34,195 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

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

During the years ended December 31, 2011, 2010 and 2009, each Participant elected to defer receipt of some or all, of his annual retainer except for one Participant who elected to be paid the annual equity bonus.  The Participant’s accounts were credited with 16,299; 13,632 and 13,032 phantom units during the years ended December 31, 2011, 2010 and 2009, respectively, including dividend reinvestment.  As of December 31, 2011 and 2010, liabilities of approximately $197,900 and $159,000, the fair market value of 60,717 and 44,418 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2011, 2010 and 2009 under the Officer and Director Plans totaled approximately $87,300; $43,800 and $121,500, respectively.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures-As of December 31, 2011, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting-There has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2011.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2012.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from BKD, LLP dated March 23, 2012, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	62
Schedule II — Valuation and Qualifying Accounts	63
Schedule III — Real Estate and Accumulated Depreciation	64-65

All other schedules have been omitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

Exhibit No.
10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filing, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

21.01	Subsidiaries of NTS Realty Holdings Limited Partnership	(18)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(18)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(18)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Annual Report on Form 10-K for the years ended December 31, 2011, 2010 and 2009, filed with the Securities and Exchange Commission on March 23, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Equity, (iii)  Consolidated Statements of Operations, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

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
(19)

The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for the purpose of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

Board of Directors

NTS Realty Holdings Limited Partnership

Louisville, Kentucky

In connection with our audit of the consolidated financial statements of NTS Realty Holdings Limited Partnership (Partnership) for each of the years in the three-year period ended December 31, 2011, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Louisville, Kentucky
March 23, 2012

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2011	$397,627	$493,575	$-	$676,617	$214,585
2010	$203,359	$693,437	$-	$499,169	$397,627
2009	$90,932	$554,219	$-	$441,792	$203,359

(1)          Deductions, representing uncollectible accounts written off, less recoveries of accounts written off.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2011

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period			Accumulated
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Depreciation (2)	Year Constructed
Commercial
Clarke American Checks (3)	$1,449,288	$521,736	$2,165,877	$-	$-	$521,736	$2,165,877	$2,687,613	$979,763	2000
Lakeshore Business Center Phase I (4)	-	2,128,882	3,661,323	6,236	3,243,687	2,135,118	6,905,010	9,040,128	2,397,619	1986
Lakeshore Business Center Phase II (4)	-	3,171,812	3,772,955	28,091	1,771,435	3,199,903	5,544,390	8,744,293	1,957,257	1989
Lakeshore Business Center Phase III (4)	-	1,264,136	3,252,297	10,145	168,589	1,274,281	3,420,886	4,695,167	1,366,627	2000
NTS Center (5)	-	1,074,010	2,977,364	18,318	1,648,650	1,092,328	4,626,014	5,718,342	1,777,357	1977
Peachtree Corporate Center (5)	-	1,417,444	3,459,185	17,719	1,377,111	1,435,163	4,836,296	6,271,459	2,202,487	1979

Multifamily
Castle Creek Apartments (6)	13,539,685	3,262,814	23,538,500	41,246	377,980	3,304,060	23,916,480	27,220,540	8,154,338	1999
Golf Brook Apartments (6)	14,514,457	5,256,894	14,058,671	161,172	1,026,810	5,418,066	15,085,481	20,503,547	3,047,901	1987
Lake Clearwater Apartments (6)	11,098,741	2,778,541	20,064,789	8,588	314,631	2,787,129	20,379,420	23,166,549	6,854,900	1999
Lakes Edge Apartments (7)	24,700,000	8,063,103	28,696,577	168,577	614,037	8,231,680	29,310,614	37,542,294	2,139,481	2000
Park Place Apartments (6)	29,841,874	5,181,522	21,082,464	233,655	1,449,533	5,415,177	22,531,997	27,947,174	6,495,768	1987
Sabal Park Apartments (6)	9,529,772	3,974,383	8,885,511	71,094	479,073	4,045,477	9,364,584	13,410,061	2,001,582	1986
Parks Edge Apartments (7)	26,254,275	5,625,335	34,989,698	31,862	451,100	5,657,197	35,440,798	41,097,995	8,673,102	1997
The Grove at Richland Apartments (6)	26,309,571	11,372,241	34,321,460	46,183	330,664	11,418,424	34,652,124	46,070,548	12,367,600	1998
The Grove at Swift Creek Apartments (6)	16,414,249	5,524,124	21,626,475	29,718	443,261	5,553,842	22,069,736	27,623,578	9,188,899	2000
The Grove at Whitworth Apartments (6)	26,967,310	11,973,900	32,220,180	166,768	443,526	12,140,668	32,663,706	44,804,374	12,117,666	1994
The Lakes Apartments (6)	10,962,165	2,636,790	13,187,093	72,062	287,968	2,708,852	13,475,061	16,183,913	5,701,118	1992
The Willows of Plainview Apartments (6)	17,461,759	3,015,448	10,947,276	76,901	1,377,485	3,092,349	12,324,761	15,417,110	3,152,089	1985
Willow Lake Apartments (6)	10,665,120	2,555,062	8,368,028	54,113	842,247	2,609,175	9,210,275	11,819,450	2,696,716	1985

Retail
Bed, Bath & Beyond (5)	-	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	667,458	1999
Springs Station (5)	-	427,465	978,892	-	210,754	427,465	1,189,646	1,617,111	431,547	2001

Non-Segment
NTS Realty Holdings Limited Partnership (4) (5)	23,876,693	-	-	-	-	-	-	-	-	N/A
	$263,584,959	$81,960,502	$294,544,867	$1,242,448	$16,858,541	$83,202,950	$311,403,408	$394,606,358	$94,371,275

(1)          Aggregate cost of real estate for tax purposes is approximately $314,686,931.

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

(4)          $20,628,602 mortgage held by Lakeshore Business Center Phases I, II, and III.

(5)          $3,142,131 mortgage held by a bank secured by NTS Center, Peachtree Corporate Center, Bed Bath & Beyond and Springs Station.

(6)          Mortgage held by Federal Home Loan Mortgage Corporation secured by certain land, buildings and amenities.

(7)          Mortgage held by a bank secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Real Estate	Accumulated Depreciation

Balances on January 1, 2009	$322,149,733	$43,302,660

Additions during period:
Acquisitions	32,175,459	-
Improvements	3,018,427	-
Depreciation (1)	-	17,121,099

Deductions during period:
Retirements	(565,697)	(345,483)

Balances on December 31, 2009	356,777,922	60,078,276

Additions during period:
Acquisitions	36,759,679	-
Improvements	3,644,447	-
Depreciation (1)	-	17,803,819

Deductions during period:
Retirements	(6,934,612)	(1,148,328)

Balances on December 31, 2010	390,247,436	76,733,767

Additions during period:
Improvements	4,829,961	-
Depreciation (1)	-	17,921,778

Deductions during period:
Retirements	(471,039)	(284,270)

Balances on December 31, 2011	$394,606,358	$94,371,275

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	March 23, 2012

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 23, 2012

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 23, 2012

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 23, 2012

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 23, 2012

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 23, 2012