Form 10-Q
period 2012-03-31
NTS REALTY HOLDINGS LP
filed 2012-05-09
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 2012, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 23, 2012, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS:
Cash and equivalents	$1,257,323	$1,165,137
Cash and equivalents - restricted	2,591,513	2,421,608
Accounts receivable, net of allowance for doubtful accounts of $142,215 at March 31, 2012 and $214,585 at December 31, 2011, respectively	1,665,220	1,712,390
Land, buildings and amenities, net	296,773,102	300,235,083
Investment in and advances to joint venture	3,188,900	2,594,879
Investment in and advances to tenant in common	493,501	706,771
Other assets	4,394,905	5,544,842

Total assets	$310,364,464	$314,380,710

LIABILITIES:
Mortgages and notes payable	$264,066,083	$263,584,959
Accounts payable and accrued expenses	3,449,543	4,575,502
Accounts payable and accrued expenses due to affiliate	453,179	372,934
Distributions payable	554,764	554,764
Security deposits	950,499	936,804
Other liabilities	4,210,431	4,273,457
Investment in and advances to tenant in common	870,318	669,803

Total liabilities	274,554,817	274,968,223

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	29,053,331	32,335,426
Noncontrolling interests	6,756,316	7,077,061

Total equity	35,809,647	39,412,487

Total liabilities and equity	$310,364,464	$314,380,710

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of March 31, 2012

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$—	$49,881,825
Contributions from noncontrolling interests	—	—	—	—	9,952,176	9,952,176
Net income (loss) prior years	—	—	619,835	9,437,406	(2,532,115)	7,525,126
Consolidated net loss current year	—	—	(175,629)	(2,551,702)	(294,245)	(3,021,576)
Cash distributions declared to date	—	—	(1,686,199)	(25,116,146)	(369,500)	(27,171,845)
Retirement of limited partnership interests to date	—	(286,334)	—	(1,356,059)	—	(1,356,059)

Balances on March 31, 2012	714,491	10,380,783	$1,889,388	$27,163,943	$6,756,316	$35,809,647

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
REVENUE:
Rental income	$13,582,404	$12,808,580
Tenant reimbursements	459,124	440,027

Total revenue	14,041,528	13,248,607

EXPENSES:
Operating expenses	3,782,923	3,554,839
Operating expenses reimbursed to affiliate	1,544,296	1,430,264
Management fees	701,173	664,981
Property taxes and insurance	1,836,917	1,850,872
Professional and administrative expenses	251,741	252,567
Professional and administrative expenses reimbursed to affiliate	436,714	426,744
Depreciation and amortization	4,428,491	4,785,850

Total expenses	12,982,255	12,966,117

OPERATING INCOME	1,059,273	282,490

Interest and other income	19,796	195,100
Interest expense	(3,496,536)	(3,534,280)
Loss on disposal of assets	(98,345)	(31,096)
Loss from investment in joint venture	(91,979)	(425)
Loss from investments in tenants in common	(413,785)	(412,467)

CONSOLIDATED NET LOSS	(3,021,576)	(3,500,678)
Net loss attributable to noncontrolling interests	(294,245)	(108,662)

NET LOSS	$(2,727,331)	$(3,392,016)

Loss from continuing operations allocated to limited partners	$(2,826,999)	$(3,280,903)
Net loss attributable to noncontrolling interests allocated to limited partners	(275,297)	(101,840)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,551,702)	$(3,179,063)

Loss from continuing operations per limited partnership unit	$(0.27)	$(0.31)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.03)	(0.01)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.24)	$(0.30)

Weighted average number of limited partnership interests	10,380,783	10,666,269

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	(Unaudited)
	2012	2011

OPERATING ACTIVITIES:
Consolidated net loss	$(3,021,576)	$(3,500,678)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	98,345	31,096
Depreciation and amortization	4,608,916	5,104,247
Loss from investment in joint venture	91,979	425
Loss from investments in tenants in common	413,785	412,467
Changes in assets and liabilities:
Cash and equivalents — restricted	(169,905)	15,532
Accounts receivable	47,170	87,198
Other assets	961,124	(576,458)
Accounts payable and accrued expenses	(1,125,959)	(37,583)
Accounts payable and accrued expenses due to affiliate	80,245	67,509
Security deposits	13,695	42,103
Other liabilities	(63,026)	(2,544)

Net cash provided by operating activities	1,934,793	1,643,314

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,056,467)	(1,268,134)
Investment in joint venture	(686,000)	(308,700)

Net cash used in investing activities	(1,742,467)	(1,576,834)

FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders	(26,500)	—
Revolving notes payable, net	1,497,688	1,809,987
Principal payments on mortgages payable	(1,016,564)	(770,508)
Additions to loan costs	—	(25,000)
Cash distributions	(554,764)	(569,038)

Net cash (used in) provided by financing activities	(100,140)	445,441

NET INCREASE IN CASH AND EQUIVALENTS	92,186	511,921

CASH AND EQUIVALENTS, beginning of period	1,165,137	180,053

CASH AND EQUIVALENTS, end of period	$1,257,323	$691,974

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2011 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation, have been made to the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2012, we owned 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 733,000 square feet, which includes 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 13, 2012.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2012 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the three months ended March 31, 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky, totaling approximately 125,000 square feet. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs, not exceeding $400,000.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investment in and advances to joint venture on our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 at $3.2 million and $2.6 million, respectively.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of March 31, 2012 or December 31, 2011.

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

Cash and equivalents and cash and equivalents — restricted: The carrying amount of these assets and liabilities approximates fair value as of March 31, 2012 and December 31, 2011, due to the short-term nature of such accounts.

Deferred Compensation Plans: Our Officer and Director Plans as of March 31, 2012 and December 31, 2011 reflected liabilities of approximately $0.4 million and $0.4 million, respectively, the fair market value of 118,594 and 113,091 units, respectively, and are included in our other liabilities using level 1 measurement. Compensation expense for the Officer and Director Plans for the three months ended March 31, 2012 and 2011 totaled approximately $46,000 and ($7,000) respectively.  The income item resulted from a fluctuation in the fair market value of the respective units.

Mortgages and notes payable: As of March 31, 2012 and December 31, 2011, we determined the estimated fair values of our mortgages and notes payable were approximately $285.0 million and $283.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Noncontrolling interests: Pluris Property Fund I, L.P. (“PPFI”), our joint venture partner, owns a 49% noncontrolling interest in Golf Brook Apartments and Sabal Park Apartments. Pluris Property Fund II, L.P. (“PPFII”), our joint venture partner, owns a 26.5% noncontrolling interest in Lakes Edge Apartments.  PPFI and PPFII are related parties as the son-in-law of our President and CEO, Brian F. Lavin, is a member of the general partner of each of PPFI and PPFII.

Note 2 — Use of Estimates and Reclassifications in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We made certain reclassifications of prior period amounts in the consolidated financial statements to conform to the 2012 presentation.  These reclassifications had no impact on previously reported net loss attributable to unit holders or net loss per limited partnership unit.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three months ended March 31, 2012 and 2011, did not result in an impairment loss.

During the three months ended March 31, 2012 and 2011, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2012 and 2011, we did not dispose of any properties.

Note 4 — Concentration of Credit Risk

We own and operate wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $4.4 million and $4.7 million, respectively.

Note 8 — Investment in and Advances to Joint Venture

We own a joint venture interest in and operate the following property:

•                  600 North Hurstbourne: 125,000 square foot office building in Louisville, Kentucky.  We are obligated to contribute $4.9 million, for a 49% interest as a joint venture with an unaffiliated third party.  At March 31, 2012 we had funded $3.3 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for this property:

	(Unaudited)
	March 31, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$14,360,570	$11,415,364
Other, net	1,540,616	1,346,651
Total assets	$15,901,186	$12,762,015

Mortgage payable and other liabilities	$9,393,226	$7,466,343
Equity	6,507,960	5,295,672
Total liabilities and equity	15,901,186	12,762,015

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Summarized Statements of Operations
Revenue	$45,251	$—

Operating loss	$(165,757)	$(867)

Net loss	$(187,712)	$(867)

Net loss attributable to noncontrolling interest	(91,979)	(425)

Net loss	$(95,733)	$(442)

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$55,942,747	$57,105,260
Other, net	1,977,102	1,599,600
Total assets	$57,919,849	$58,704,860

Mortgage payable and other liabilities	$56,554,002	$56,586,644
Equity	1,365,847	2,118,216
Total liabilities and equity	57,919,849	58,704,860

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Summarized Statements of Operations
Revenue	$2,335,053	$2,201,833

Operating loss	$75,457	$77,552

Consolidated net loss	$(752,368)	$(757,313)

Net loss attributable to noncontrolling interest	(338,583)	(344,846)

Net loss	$(413,785)	$(412,467)

Distributions

The Overlook at St. Thomas Apartments	$—	$—

Creek’s Edge at Stony Point	$—	$—

The continuing net losses of The Overlook at St. Thomas Apartments have reduced our investment to zero.  We have recognized the losses in excess of our investment and recorded the resulting liability on our condensed consolidated balance sheets.

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2012	December 31, 2011
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.74%, due September 30, 2012	$4,639,818	$3,142,131

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.79%, maturing October 28, 2012	74,439	105,960

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $17,070,649. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,520,602	20,628,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,691,827	1,370,370	1,449,288

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,322,588	10,906,227	10,962,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $31,809,426	26,178,967	26,254,275

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.57%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $17,174,883	14,446,904	14,514,457

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $11,224,351	9,486,773	9,529,772

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,798,717	13,490,226	13,539,685

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $33,319,907	26,213,465	26,309,571

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,154,263	16,354,290	16,414,249

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,403,142	26,868,802	26,967,310

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,085,681	11,058,199	11,098,741

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $21,253,822	29,732,865	29,841,874

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $9,115,525	10,626,162	10,665,120

	Unaudited
	March 31, 2012	December 31, 2011
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $12,167,248	17,397,974	17,461,759

Mortgage payable to an insurance company, with interest payable in monthly installments until June 1, 2013, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $34,828,372	24,700,000	24,700,000

Total mortgages and notes payable	$264,066,083	$263,584,959

Our $10.0 million revolving note payable to a bank is due September 30, 2012.  As of March 31, 2012, our availability to draw on our revolving note payable was approximately $5.4 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on March 31, 2012 was approximately $285.0 million.

Interest paid for the three months ended March 31, 2012 and 2011 was approximately $3.4 million and $3.3 million, respectively.

Our mortgages may be prepaid but are generally subject to a yield-maintenance premium.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2012.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	March 31, 2012	December 31, 2011
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing on April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $32,458,307 (1)	$33,599,104	$33,740,074

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $23,484,441 (2)	$22,069,923	$22,147,406

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at March 31, 2012, was approximately $62.1 million.

Mortgage payable for our unconsolidated joint venture property consists of the following:

	(Unaudited)
	March 31, 2012	December 31, 2011
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments of interest, bearing a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.64%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $14,360,570 (3)	$6,654,284	$4,584,843

(3)  We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at March 31, 2012, was approximately $6.7 million.

Note 11 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, collectively referred to as NTS Development, for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

Note 12 — Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture property, our properties owned as a tenant in common with an unaffiliated third party and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the three months ended March 31, 2012 and 2011.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Property management fees	$701,000	$665,000

Operating expenses reimbursement - property	1,014,000	982,000
Operating expenses reimbursement - multifamily leasing	209,000	175,000
Operating expenses reimbursement - administrative	278,000	262,000
Operating expenses reimbursement - other	43,000	11,000

Total operating expenses reimbursed to affiliate	1,544,000	1,430,000

Professional and administrative expenses reimbursed to affiliate	437,000	427,000

Construction supervision and leasing fees	45,000	93,000

Total related party transactions	$2,727,000	$2,615,000

Total related party transactions with our investment in tenants in common	$336,000	$323,000

Total related party transactions with our investment in joint venture	$191,000	$34,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended March 31, 2012 and 2011, we were charged approximately $16,000 and $18,000, respectively, for property maintenance fees from affiliates of NTS Development.

NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot and 1,902 square feet of storage space at a rental rate of $5.50 per square foot.  We recognized rents of approximately $76,000 from NTS Development Company for each of the three months ended March 31, 2012 and 2011.  The average per square foot rental rate for similar office space in NTS Center as of March 31, 2012 was $14.00 per square foot.

Note 13 — Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments.  Our compliance with existing laws has not had a material adverse effect on our financial condition, cash flows and results of operations.  However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

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

	(Unaudited)
	Three Months Ended March 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,003,185	$1,452,903	$132,090	$(5,774)	$13,582,404
Tenant reimbursements	—	437,053	22,071	—	459,124

Total revenue	12,003,185	1,889,956	154,161	(5,774)	14,041,528

Operating expenses and operating expenses reimbursed to affiliate	4,647,052	650,889	29,278	—	5,327,219
Management fees	594,254	98,357	8,562	—	701,173
Property taxes and insurance	1,572,745	220,058	14,941	29,173	1,836,917
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	688,455	688,455
Depreciation and amortization	3,942,577	445,284	40,630	—	4,428,491

Total expenses	10,756,628	1,414,588	93,411	717,628	12,982,255

Operating income (loss)	1,246,557	475,368	60,750	(723,402)	1,059,273

Interest and other income	13,930	270	—	5,596	19,796
Interest expense	(3,245,980)	(150,279)	(11)	(100,266)	(3,496,536)
Loss on disposal of assets	(98,345)	—	—	—	(98,345)
Loss from investment in joint venture	—	(91,979)	—	—	(91,979)
Loss from investments in tenants in common	(413,785)	—	—	—	(413,785)

Consolidated net (loss) income	(2,497,623)	233,380	60,739	(818,072)	(3,021,576)

Net loss attributable to noncontrolling interests	(294,245)	—	—	—	(294,245)

Net (loss) income	$(2,203,378)	$233,380	$60,739	$(818,072)	$(2,727,331)

Land, buildings and amenities, net	$266,657,927	$26,611,118	$3,504,057	$—	$296,773,102

Expenditures for land, buildings and amenities	$482,874	$573,593	$—	$—	$1,056,467

Segment liabilities from continuing operations	$245,146,170	$2,744,902	$35,107	$26,628,638	$274,554,817

	(Unaudited)
	Three Months Ended March 31, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$11,283,896	$1,392,254	$141,333	$(8,903)	$12,808,580
Tenant reimbursements	—	412,963	27,064	—	440,027

Total revenue	11,283,896	1,805,217	168,397	(8,903)	13,248,607

Operating expenses and operating expenses reimbursed to affiliate	4,248,679	694,379	42,045	—	4,985,103
Management fees	566,029	90,425	8,527	—	664,981
Property taxes and insurance	1,563,127	245,434	13,137	29,174	1,850,872
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	679,311	679,311
Depreciation and amortization	4,300,546	443,499	41,805	—	4,785,850

Total expenses	10,678,381	1,473,737	105,514	708,485	12,966,117

Operating income (loss)	605,515	331,480	62,883	(717,388)	282,490

Interest and other income	8,717	369	695	185,319	195,100
Interest expense	(3,319,912)	(145,483)	(12,376)	(56,509)	(3,534,280)
Loss on disposal of assets	(21,368)	(7,631)	(2,097)	—	(31,096)
Loss from investment in joint venture	—	(425)	—	—	(425)
Loss from investments in tenants in common	(412,467)	—	—	—	(412,467)

Consolidated net (loss) income	(3,139,515)	178,310	49,105	(588,578)	(3,500,678)

Net loss attributable to noncontrolling interests	(108,662)	—	—	—	(108,662)

Net (loss) income	$(3,030,853)	$178,310	$49,105	$(588,578)	$(3,392,016)

Land, buildings and amenities, net	$279,703,125	$26,676,306	$3,667,298	$—	$310,046,729

Expenditures for land, buildings and amenities	$692,449	$564,098	$11,587	$—	$1,268,134

Segment liabilities from continuing operations	$245,984,732	$2,934,727	$44,942	$28,542,766	$277,507,167

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2012, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2012.

Results of Operations

As of March 31, 2012, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended March 31, 2012 and 2011 were approximately $2.7 million and $3.4 million, respectively.  The change in net loss for the three months ended March 31, 2012 as compared to March 31, 2011 was primarily due to a $0.8 million increase in operating income and a $0.2 million increase in net loss attributable to noncontrolling interests.  This was partially offset by a $0.2 million decrease in interest and other income and a $0.1 million increase in loss from investment in joint venture. There were no other material offsetting changes in net loss for the three months ended March 31, 2012 and 2011.

The following tables include certain selected summarized operating data for the three months ended March 31, 2012 and 2011.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,003,185	$1,889,956	$154,161	$(5,774)	$14,041,528
Operating expenses and operating expenses reimbursed to affiliate	4,647,052	650,889	29,278	—	5,327,219
Depreciation and amortization	3,942,577	445,284	40,630	—	4,428,491
Total interest expense	(3,245,980)	(150,279)	(11)	(100,266)	(3,496,536)
Net (loss) income	(2,203,378)	233,380	60,739	(818,072)	(2,727,331)

	(Unaudited)
	Three Months Ended March 31, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$11,283,896	$1,805,217	$168,397	$(8,903)	$13,248,607
Operating expenses and operating expenses reimbursed to affiliate	4,248,679	694,379	42,045	—	4,985,103
Depreciation and amortization	4,300,546	443,499	41,805	—	4,785,850
Total interest expense	(3,319,912)	(145,483)	(12,376)	(56,509)	(3,534,280)
Net (loss) income	(3,030,853)	178,310	49,105	(588,578)	(3,392,016)

Occupancy levels at our properties by segment as of March 31, 2012 and 2011 were as follows:

	2012	2011
Multifamily	96%	96%
Multifamily Unconsolidated Investment in Tenants in Common	98%	95%
Commercial	81%	80%
Commercial Unconsolidated Investment in Joint Venture (1)	9%	—
Retail	90%	95%

(1) Our commercial unconsolidated investment in joint venture property was 73% leased as of March 31, 2012.

The average occupancy levels at our properties by segment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Multifamily	96%	96%
Multifamily Unconsolidated Investment in Tenants in Common	97%	94%
Commercial	81%	78%
Commercial Unconsolidated Investment in Joint Venture (1)	9%	—
Retail	90%	95%

(1) Our commercial unconsolidated investment in joint venture property was 73% leased as of March 31, 2012.

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three months ended March 31, 2012 and 2011.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the three months ended March 31, 2012 and 2011 were approximately $14.0 million and $13.2 million, respectively. The increase of $0.8 million, or 6%, was primarily the result of a $0.7 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,013 from $950 for the three months ended March 31, 2012 and 2011, respectively.  The increase is also the result of a $0.1 million increase in rental income and tenant reimbursements across the commercial segment primarily due to an increase in average occupancy to 81% from 78% for the three months ended March 31, 2012 and 2011, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the three months ended March 31, 2012 and 2011.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the three months ended March 31, 2012 and 2011 were approximately $3.8 million and $3.6 million, respectively.  The increase of $0.2 million, or 6%, was primarily the result of a $0.3 million increase in operating expense across the multifamily segment primarily related to additional landscaping. There were no other material offsetting changes in operating expenses for the three months ended March 31, 2012 and 2011.

Operating expenses reimbursed to affiliate from continuing operations for the three months ended March 31, 2012 and 2011 were approximately $1.5 million and $1.4 million, respectively.  The increase of $0.1 million, or 7%, was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliate across the multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three months ended March 31, 2012 and 2011.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development’s employees are classified in our condensed consolidated statements of operations as operating expenses reimbursed to affiliate.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Property	$1,014,000	$982,000
Multifamily leasing	209,000	175,000
Administrative	278,000	262,000
Other	43,000	11,000

Total	$1,544,000	$1,430,000

Management Fees

Management fees from continuing operations for each of the three months ended March 31, 2012 and 2011 were approximately $0.7 million. There were no material offsetting changes in management fees for the three months ended March 31, 2012 and 2011.

Pursuant to our various management agreements, NTS Development Company and or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”) receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We were the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the three months ended March 31, 2012 and 2011 were approximately $1.8 million and $1.9 million, respectively.  The decrease of $0.1 million, or 5%, was primarily the result of approximately $0.1 million for Indiana property tax consulting services in 2011 without similar expense in 2012. There were no other material offsetting changes in property taxes and insurance for the three months ended March 31, 2012 and 2011.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for each of the three months ended March 31, 2012 and 2011 were approximately $0.3 million.  There were no material offsetting changes in professional and administrative expenses for the three months ended March 31, 2012 and 2011.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the three months ended March 31, 2012 and 2011 were $0.4 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three months ended March 31, 2012 and 2011.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  The cost of services provided to us by NTS Development’s employees are classified in our condensed consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.  The services provided by others are classified as professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Finance	$109,000	$108,000
Accounting	195,000	195,000
Investor relations	75,000	70,000
Human resources	5,000	5,000
Overhead	53,000	49,000

Total	$437,000	$427,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $4.4 million and $4.8 million, respectively.  The decrease of $0.4 million, or 8%, was primarily due to a decrease in depreciation and amortization of approximately $0.4 million spread across the multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three months ended March 31, 2012 and 2011.

Interest and Other Income

Interest and other income from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $20,000 and $0.2 million, respectively.  The decrease was primarily due to a decrease in interest income earned on notes receivable.  There were no other material offsetting changes in interest and other income for the three months ended March 31, 2012 and 2011.

Interest Expense

Interest expense from continuing operations for each of the three months ended March 31, 2012 and 2011 was approximately $3.5 million.  There were no material offsetting changes in interest expense for the three months ended March 31, 2012 and 2011.

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the three months ended March 31, 2012 and 2011 can be attributed to assets that were not fully depreciated at the time of replacement spread primarily amongst the multifamily and commercial properties.

Loss from Investment in Joint Venture

Loss from investment in joint venture for the three months ended March 31, 2012 and 2011 includes net operating loss attributable to our investment in a joint venture with an unaffiliated third party.  The property is 600 North Hurstbourne.  There are no other material offsetting changes in loss from investment in joint venture for the three months ended March 31, 2012 and 2011.

Loss from Investments in Tenants in Common

Loss from investments in tenants in common for the three months ended March 31, 2012 and 2011 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the three months ended March 31, 2012 and 2011.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  We have recognized the losses in excess of our investment and recorded the resulting liability on our condensed consolidated balance sheets.

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

The components of the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2012	2011
Operating activities	$1,935,000	$1,643,000
Investing activities	(1,743,000)	(1,576,000)
Financing activities	(100,000)	445,000

Net increase in cash and equivalents	$92,000	$512,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $1.9 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.  The change of approximately $0.3 million was primarily related to increased cash provided by other assets of approximately $1.5 million consisting primarily of a $0.9 million payment received on a note receivable issued in 2008 and a decrease in cash used for a $0.5 million refundable deposit for permanent financing on Lakes Edge Apartments in 2011.  Our cash provided is partially offset by increased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $1.1 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $1.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.  The change of approximately $0.1 million was primarily due to increased cash used to invest in our joint venture with an unaffiliated third party of approximately $0.4 million partially offset by decreased cash used to purchase land, buildings and amenities of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.1 million compared to net cash provided by financing activities of approximately $0.4 million for the three months ended March 31, 2012 and 2011, respectively.  The change of approximately $0.5 million was primarily due to a decrease in cash provided by our revolving notes payable, net of receipts, of approximately $0.3 million and an increase in principal payments on our mortgages payable of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.3 million as of March 31, 2012.

On March 14, 2012, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 13, 2012, to limited partners of record at the close of business on March 30, 2012.

Pursuant to leasing agreements signed by March 31, 2012, we are obligated to incur expenditures of approximately $0.5 million funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving note payable coming due in the next twelve months.

Our availability to draw on our $10.0 million revolving note payable was approximately $5.4 million as of March 31, 2012.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012. The building is managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At March 31, 2012 we had funded $3.3 million of this commitment.  We expect to fund the remaining $1.6 million in the second quarter of 2012. The joint venture has entered into a $10.5 million construction financing agreement with a bank. The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

Property Transactions

Acquisitions

During the three months ended March 31, 2012 and 2011, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2012 and 2011, we did not dispose of any properties.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $49.1 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at March 31, 2012 was 3.5%.

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2012 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One — Three Years	Three — Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$349,797,043	$22,225,448	$64,376,660	$51,987,360	$211,207,575
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$349,797,043	$22,225,448	$64,376,660	$51,987,360	$211,207,575

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

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of March 31, 2012, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, no units were purchased by the entities created or controlled by Mr. Nichols pursuant to the previously announced trading plans.  The table below summarizes activity pursuant to these plans for the three months ended March 31, 2012.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
January 2012	—	$	N/A	493,969	(2)	(1)

February 2012	—	$	N/A	493,969	(2)	(1)

March 2012	—	$	N/A	493,969	(2)	(1)

Total	—	$	N/A	493,969	(2)	(1)

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

Item 4 — Mine Safety Disclosures

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 9, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	May 9, 2012

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	May 9, 2012