Form 10-Q
period 2012-06-30
NTS REALTY HOLDINGS LP
filed 2012-08-10
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway Suite 300 Louisville, Kentucky	40222
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2012, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 23, 2012, as they may be revised or supplemented by us in subsequent reports on Form 10-Q and other filings with the SEC, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS:
Cash and equivalents	$988,280	$1,165,137
Cash and equivalents - restricted	3,272,438	2,421,608
Accounts receivable, net of allowance for doubtful accounts of $98,910 at June 30, 2012 and $214,585 at December 31, 2011, respectively	1,648,230	1,712,390
Land, buildings and amenities, net	293,330,843	300,235,083
Investment in and advances to joint venture	4,706,903	2,594,879
Investment in and advances to tenant in common	279,200	706,771
Other assets	4,302,916	5,544,842

Total assets	$308,528,810	$314,380,710

LIABILITIES:
Mortgages and notes payable	$264,873,355	$263,584,959
Accounts payable and accrued expenses	2,979,238	4,575,502
Accounts payable and accrued expenses due to affiliate	401,361	372,934
Distributions payable	554,764	554,764
Security deposits	995,907	936,804
Other liabilities	5,476,203	4,273,457
Investment in and advances to tenant in common	1,311,958	669,803

Total liabilities	276,592,786	274,968,223

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	25,632,667	32,335,426
Noncontrolling interests	6,303,357	7,077,061

Total equity	31,936,024	39,412,487

Total liabilities and equity	$308,528,810	$314,380,710

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of June 30, 2012

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$—	$49,881,825
Contributions from noncontrolling interests	—	—	—	—	9,952,176	9,952,176
Net income (loss) prior years	—	—	619,835	9,437,406	(2,532,115)	7,525,126
Consolidated net loss current year	—	—	(360,182)	(5,233,050)	(551,204)	(6,144,436)
Cash distributions declared to date	—	—	(1,721,923)	(25,635,185)	(565,500)	(27,922,608)
Retirement of limited partnership interests to date	—	(286,334)	—	(1,356,059)	—	(1,356,059)

Balances on June 30, 2012	714,491	10,380,783	$1,669,111	$23,963,556	$6,303,357	$31,936,024

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUE:
Rental income	$13,820,073	$13,084,930	$27,402,477	$25,893,510
Tenant reimbursements	476,641	452,758	935,765	892,785

Total revenue	14,296,714	13,537,688	28,338,242	26,786,295

EXPENSES:
Operating expenses	4,115,823	4,128,307	7,898,746	7,683,146
Operating expenses reimbursed to affiliate	1,516,082	1,446,106	3,060,378	2,876,370
Management fees	707,938	670,029	1,409,111	1,335,010
Property taxes and insurance	1,788,008	1,315,601	3,624,925	3,166,473
Professional and administrative expenses	186,251	239,331	437,992	491,898
Professional and administrative expenses reimbursed to affiliate	433,534	420,171	870,248	846,915
Depreciation and amortization	4,467,263	4,470,950	8,895,754	9,256,800

Total expenses	13,214,899	12,690,495	26,197,154	25,656,612

OPERATING INCOME	1,081,815	847,193	2,141,088	1,129,683

Interest and other income	17,537	227,964	37,333	423,064
Interest expense	(3,488,704)	(3,505,400)	(6,985,240)	(7,039,680)
Loss on disposal of assets	(65,970)	(39,962)	(164,315)	(71,058)
Loss from investment in joint venture	(71,597)	(173)	(163,576)	(598)
Loss from investments in tenants in common	(595,941)	(511,066)	(1,009,726)	(923,533)

CONSOLIDATED NET LOSS	(3,122,860)	(2,981,444)	(6,144,436)	(6,482,122)
Net loss attributable to noncontrolling interests	(256,959)	(317,347)	(551,204)	(426,009)

NET LOSS	$(2,865,901)	$(2,664,097)	$(5,593,232)	$(6,056,113)

Loss from continuing operations allocated to limited partners	$(2,921,760)	$(2,792,338)	$(5,748,759)	$(6,073,241)
Net loss attributable to noncontrolling interests allocated to limited partners	(240,412)	(297,218)	(515,709)	(399,058)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,681,348)	$(2,495,120)	$(5,233,050)	$(5,674,183)

Loss from continuing operations per limited partnership unit	$(0.28)	$(0.26)	$(0.55)	$(0.57)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	(0.03)	(0.05)	(0.04)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.26)	$(0.23)	$(0.50)	$(0.53)

Weighted average number of limited partnership interests	10,380,783	10,550,192	10,380,783	10,607,910

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(6,144,436)	$(6,482,122)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	164,315	71,058
Depreciation and amortization	9,260,908	9,768,843
Loss from investment in joint venture	163,576	598
Loss from investments in tenants in common	1,009,726	923,533
Changes in assets and liabilities:
Cash and equivalents – restricted	(850,830)	23,181
Accounts receivable	64,160	(23,220)
Other assets	859,997	(519,216)
Accounts payable and accrued expenses	(1,596,264)	370,256
Accounts payable and accrued expenses due to affiliate	28,427	33,488
Security deposits	59,103	62,448
Other liabilities	1,202,746	494,987

Net cash provided by operating activities	4,221,428	4,723,834

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,139,054)	(2,235,007)
Investment in joint venture	(2,275,600)	(699,965)

Net cash used in investing activities	(4,414,654)	(2,934,972)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	—	4,110,750
Distributions to noncontrolling interest holders	(222,500)	(49,000)
Distributions from tenants in common	60,000	60,000
Retirement of Limited Partnership Units	—	(1,356,059)
Proceeds from mortgages payable	—	24,700,000
Revolving notes payable, net	3,303,880	(63,874)
Principal payments on mortgages payable	(2,015,484)	(1,501,650)
Additional payments on mortgages payable	—	(24,500,000)
Additions to loan costs	—	(364,409)
Cash distributions	(1,109,527)	(1,138,076)

Net cash provided by (used in) financing activities	16,369	(102,318)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(176,857)	1,686,544

CASH AND EQUIVALENTS, beginning of period	1,165,137	180,053

CASH AND EQUIVALENTS, end of period	$988,280	$1,866,597

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2011 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of June 30, 2012, we owned 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 735,000 square feet, which includes 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 13, 2012 and July 13, 2012.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2012 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the six months ended June 30, 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investment in and advances to joint venture on our condensed consolidated balance sheets as of June 30, 2012 and December 31, 201l.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of June 30, 2012 or December 31, 2011.

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

Cash and equivalents and cash and equivalents — restricted: The carrying amount of these assets and liabilities approximates fair value as of June 30, 2012 and December 31, 2011, due to the short-term nature of such accounts.

Deferred Compensation Plans: Our Officer and Director Plans as of June 30, 2012 and December 31, 2011 reflected liabilities of approximately $0.4 million and $0.4 million, respectively, the fair market value of 124,681 and 113,091 units, respectively, and are included in our other liabilities using level 1 measurement. Compensation expense for the Officer and Director Plans for the six months ended June 30, 2012 and 2011 totaled approximately $18,000 and ($5,000) respectively.  The income item resulted from a fluctuation in the fair market value of the respective units.

Mortgages and notes payable: As of June 30, 2012 and December 31, 2011, we determined the estimated fair values of our mortgages and notes payable were approximately $291.8 million and $283.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Note 2 — Use of Estimates and Reclassifications in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  We made certain reclassifications of prior period amounts in the condensed consolidated financial statements to conform to the 2012 presentation.  These reclassifications had no impact on previously reported net loss attributable to unit holders or net loss per limited partnership unit.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three and six months ended June 30, 2012 and 2011, did not result in an impairment loss.

During the six months ended June 30, 2012 and 2011, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2012 and 2011, we did not dispose of any properties.

Note 4 — Concentration of Credit Risk

We own and operate through wholly-owned subsidiaries, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense for the three months ended June 30, 2012 and 2011 was approximately $4.5 million and $4.4 million, respectively.  Depreciation expense for the six months ended June 30, 2012 and 2011 was approximately $8.9 million and $9.1 million, respectively.

Note 8 — Investment in and Advances to Joint Venture

We own a joint venture interest in and operate the following property:

•                  600 North Hurstbourne: 125,000 square foot office building in Louisville, Kentucky.  We are obligated to contribute $4.9 million, for a 49% interest as a joint venture with an unaffiliated third party.  At June 30, 2012, we had funded approximately $4.9 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for this property:

	(Unaudited)
	June 30, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$16,533,157	$11,415,364
Other, net	2,154,448	1,346,651
Total assets	$18,687,605	$12,762,015

Mortgage payable and other liabilities	$9,185,763	$7,466,343
Equity	9,501,842	5,295,672
Total liabilities and equity	$18,687,605	$12,762,015

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Summarized Statements of Operations
Revenue	$287,588	$—	$332,839	$—

Operating loss	$(91,582)	$(353)	$(257,339)	$(1,220)

Net loss	$(146,117)	$(353)	$(333,829)	$(1,220)

Net loss attributable to noncontrolling interest	(71,597)	(173)	(163,576)	(598)

Net loss attributable to controlling interest	$(74,520)	$(180)	$(170,253)	$(622)

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$55,071,804	$57,105,260
Other, net	1,572,656	1,599,600
Total assets	$56,644,460	$58,704,860

Mortgage payable and other liabilities	$56,434,875	$56,586,644
Equity	209,585	2,118,216
Total liabilities and equity	$56,644,460	$58,704,860

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Summarized Statements of Operations
Revenue	$2,352,976	$2,302,038	$4,688,029	$4,503,871

Operating loss	$(234,792)	$(78,373)	$(159,335)	$(821)

Consolidated net loss	$(1,056,264)	$(910,585)	$(1,808,632)	$(1,667,898)

Net loss attributable to noncontrolling interest	(460,323)	(399,519)	(798,906)	(744,365)

Net loss	$(595,941)	$(511,066)	$(1,009,726)	$(923,533)

Distributions

The Overlook at St. Thomas Apartments	$100,000	$100,000	$100,000	$100,000

Creek’s Edge at Stony Point Apartments	$—	$—	$—	$—

The continuing net losses of The Overlook at St. Thomas Apartments have reduced our investment to zero.  We have recognized the losses in excess of our investment and recorded the resulting liability on our condensed consolidated balance sheets.

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2012	December 31, 2011
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.75%, due September 30, 2012	$6,446,011	$3,142,131

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.79%, maturing October 28, 2012	42,683	105,960

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,828,140. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,412,602	20,628,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,675,803	1,289,773	1,449,288

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,179,272	10,851,097	10,962,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $31,204,707	26,106,853	26,254,275

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.57%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $16,870,927	14,379,691	14,514,457

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.74%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $11,031,908	9,444,041	9,529,772

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,544,990	13,442,096	13,539,685

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $33,029,835	26,119,942	26,309,571

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,871,082	16,295,942	16,414,249

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,038,605	26,772,940	26,967,310

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,954,327	11,018,746	11,098,741

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $21,032,380	29,626,786	29,841,874

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $9,041,980	10,588,250	10,665,120

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $12,109,732	17,335,902	17,461,759

Mortgage payable to an insurance company, with interest payable in monthly installments until June 1, 2013, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $34,290,305	24,700,000	24,700,000

Total mortgages and notes payable	$264,873,355	$263,584,959

Our $10.0 million revolving note payable to a bank is due September 30, 2012.  As of June 30, 2012, our availability to draw on our revolving note payable was approximately $3.6 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on June 30, 2012 was approximately $291.8 million.

Interest paid for the six months ended June 30, 2012 and 2011 was approximately $6.8 million and $6.7 million, respectively.

All but one of our mortgages may be prepaid. Mortages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2012.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	June 30, 2012	December 31, 2011
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $32,074,860 (1)	$33,461,378	$33,740,074

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $22,996,945 (2)	$21,991,275	$22,147,406

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at June 30, 2012, was approximately $62.2 million.

Mortgage payable for our unconsolidated joint venture property consists of the following:

	(Unaudited)
	June 30, 2012	December 31, 2011
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments of interest, bearing a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.64%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $16,533,157 (3)	$8,622,281	$4,584,843

(3)  We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at June 30, 2012, was approximately $8.6 million.

Note 11 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the three and six months ended June 30, 2012 and 2011.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended June 30,
	2012	2011
Property management fees	$708,000	$670,000

Operating expenses reimbursement - property	1,008,000	980,000
Operating expenses reimbursement - multifamily leasing	201,000	196,000
Operating expenses reimbursement - administrative	272,000	257,000
Operating expenses reimbursement - other	35,000	13,000

Total operating expenses reimbursed to affiliate	1,516,000	1,446,000

Professional and administrative expenses reimbursed to affiliate	433,000	420,000

Construction supervision and leasing fees	26,000	72,000

Total related party transactions	$2,683,000	$2,608,000

Total related party transactions with our investment in tenants in common	$363,000	$309,000

Total related party transactions with our investment in joint venture	$306,000	$49,000

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
Property management fees	$1,409,000	$1,335,000

Operating expenses reimbursement - property	2,022,000	1,962,000
Operating expenses reimbursement - multifamily leasing	410,000	371,000
Operating expenses reimbursement - administrative	550,000	519,000
Operating expenses reimbursement - other	78,000	24,000

Total operating expenses reimbursed to affiliate	3,060,000	2,876,000

Professional and administrative expenses reimbursed to affiliate	870,000	847,000

Construction supervision and leasing fees	71,000	165,000

Total related party transactions	$5,410,000	$5,223,000

Total related party transactions with our investments in tenants in common	$699,000	$632,000

Total related party transactions with our investment in joint venture	$497,000	$82,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended June 30, 2012 and 2011, we were charged approximately $17,000 and $14,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the six months ended June 30, 2012 and 2011, we were charged approximately $33,000 and $32,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot. Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot. NTS Development Company also leased 1,902 square feet of storage space at a rental rate of $5.50 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of June 30, 2012 was $22.00 per square foot.  We recognized rents of approximately $52,000 and $76,000 from NTS Development Company for the three months ended June 30, 2012 and 2011, respectively.  We recognized rents of approximately $128,000 and $153,000 from NTS Development Company for the six months ended June 30, 2012 and 2011, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $33,000 from NTS Development Company for the three and six months ended June 30, 2012.

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

Note 14 — Segment Reporting

Our reportable operating segments include multifamily, commercial and retail real estate operations.  The following unaudited financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which our management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  We evaluate performance based on stand-alone operating segment net income (loss).  The non-segment information necessary to reconcile to our total operating results is included in the column labeled “Partnership” in the following information.

	(Unaudited)
	Three Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,301,604	$1,392,154	$132,090	$(5,775)	$13,820,073
Tenant reimbursements	—	454,200	22,441	—	476,641

Total revenue	12,301,604	1,846,354	154,531	(5,775)	14,296,714

Operating expenses and operating expenses reimbursed to affiliate	4,841,069	765,636	25,200	—	5,631,905
Management fees	608,066	92,155	7,717	—	707,938
Property taxes and insurance	1,524,046	219,890	14,899	29,173	1,788,008
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	619,785	619,785
Depreciation and amortization	3,958,666	467,968	40,629	—	4,467,263

Total expenses	10,931,847	1,545,649	88,445	648,958	13,214,899

Operating income (loss)	1,369,757	300,705	66,086	(654,733)	1,081,815

Interest and other income	13,850	305	—	3,382	17,537
Interest expense	(3,241,063)	(152,722)	(13)	(94,906)	(3,488,704)
Loss on disposal of assets	(12,893)	(53,077)	—	—	(65,970)
Loss from investment in joint venture	—	(71,597)	—	—	(71,597)
Loss from investments in tenants in common	(595,941)	—	—	—	(595,941)

Consolidated net (loss) income	(2,466,290)	23,614	66,073	(746,257)	(3,122,860)

Net loss attributable to noncontrolling interests	(256,959)	—	—	—	(256,959)

Net (loss) income	$(2,209,331)	$23,614	$66,073	$(746,257)	$(2,865,901)

Land, buildings and amenities, net	$263,654,328	$26,211,619	$3,464,896	$—	$293,330,843

Expenditures for land, buildings and amenities	$967,961	$114,626	$—	$—	$1,082,587

Segment liabilities from continuing operations	$245,843,535	$2,450,978	$49,982	$28,248,291	$276,592,786

	(Unaudited)
	Three Months Ended June 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$11,500,087	$1,449,824	$143,922	$(8,903)	$13,084,930
Tenant reimbursements	—	428,527	24,231	—	452,758

Total revenue	11,500,087	1,878,351	168,153	(8,903)	13,537,688

Operating expenses and operating expenses reimbursed to affiliate	4,843,864	687,191	43,358	—	5,574,413
Management fees	572,157	89,855	7,734	283	670,029
Property taxes and insurance	1,027,036	246,211	13,181	29,173	1,315,601
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	659,502	659,502
Depreciation and amortization	3,982,662	445,714	42,574	—	4,470,950

Total expenses	10,425,719	1,468,971	106,847	688,958	12,690,495

Operating income (loss)	1,074,368	409,380	61,306	(697,861)	847,193

Interest and other income	33,721	1,998	—	192,245	227,964
Interest expense	(3,229,415)	(146,083)	(3,656)	(126,246)	(3,505,400)
Loss on disposal of assets	(30,277)	(9,685)	—	—	(39,962)
Loss from investment in joint venture	—	(173)	—	—	(173)
Loss from investments in tenants in common	(511,066)	—	—	—	(511,066)

Consolidated net (loss) income	(2,662,669)	255,437	57,650	(631,862)	(2,981,444)

Net loss attributable to noncontrolling interests	(317,347)	—	—	—	(317,347)

Net (loss) income	$(2,345,322)	$255,437	$57,650	$(631,862)	$(2,664,097)

Land, buildings and amenities, net	$276,415,874	$26,543,503	$3,625,938	$—	$306,585,315

Expenditures for land, buildings and amenities	$646,858	$320,015	$—	$—	$966,873

Segment liabilities from continuing operations	$246,419,280	$3,071,532	$50,558	$26,438,214	$275,979,584

	(Unaudited)
	Six Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$24,304,789	$2,845,057	$264,180	$(11,549)	$27,402,477
Tenant reimbursements	—	891,253	44,512	—	935,765

Total revenue	24,304,789	3,736,310	308,692	(11,549)	28,338,242

Operating expenses and operating expenses reimbursed to affiliate	9,488,121	1,416,525	54,478	—	10,959,124
Management fees	1,202,320	190,512	16,279	—	1,409,111
Property taxes and insurance	3,096,791	439,948	29,840	58,346	3,624,925
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,308,240	1,308,240
Depreciation and amortization	7,901,243	913,252	81,259	—	8,895,754

Total expenses	21,688,475	2,960,237	181,856	1,366,586	26,197,154

Operating income (loss)	2,616,314	776,073	126,836	(1,378,135)	2,141,088

Interest and other income	27,780	575	—	8,978	37,333
Interest expense	(6,487,043)	(303,001)	(24)	(195,172)	(6,985,240)
Loss on disposal of assets	(111,238)	(53,077)	—	—	(164,315)
Loss from investment in joint venture	—	(163,576)	—	—	(163,576)
Loss from investments in tenants in common	(1,009,726)	—	—	—	(1,009,726)

Consolidated net (loss) income	(4,963,913)	256,994	126,812	(1,564,329)	(6,144,436)

Net loss attributable to noncontrolling interests	(551,204)	—	—	—	(551,204)

Net (loss) income	$(4,412,709)	$256,994	$126,812	$(1,564,329)	$(5,593,232)

Land, buildings and amenities, net	$263,654,328	$26,211,619	$3,464,896	$—	$293,330,843

Expenditures for land, buildings and amenities	$1,450,835	$688,219	$—	$—	$2,139,054

Segment liabilities from continuing operations	$245,843,535	$2,450,978	$49,982	$28,248,291	$276,592,786

	(Unaudited)
	Six Months Ended June 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$22,783,983	$2,842,078	$285,255	$(17,806)	$25,893,510
Tenant reimbursements	—	841,490	51,295	—	892,785

Total revenue	22,783,983	3,683,568	336,550	(17,806)	26,786,295

Operating expenses and operating expenses reimbursed to affiliate	9,092,543	1,381,570	85,403	—	10,559,516
Management fees	1,138,186	180,280	16,261	283	1,335,010
Property taxes and insurance	2,590,163	491,645	26,318	58,347	3,166,473
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	—	—	—	1,338,813	1,338,813
Depreciation and amortization	8,283,208	889,213	84,379	—	9,256,800

Total expenses	21,104,100	2,942,708	212,361	1,397,443	25,656,612

Operating income (loss)	1,679,883	740,860	124,189	(1,415,249)	1,129,683

Interest and other income	42,438	2,367	695	377,564	423,064
Interest expense	(6,549,327)	(291,566)	(16,032)	(182,755)	(7,039,680)
Loss on disposal of assets	(51,645)	(17,316)	(2,097)	—	(71,058)
Loss from investment in joint venture	—	(598)	—	—	(598)
Loss from investments in tenants in common	(923,533)	—	—	—	(923,533)

Consolidated net (loss) income	(5,802,184)	433,747	106,755	(1,220,440)	(6,482,122)

Net loss attributable to noncontrolling interests	(426,009)	—	—	—	(426,009)

Net (loss) income	$(5,376,175)	$433,747	$106,755	$(1,220,440)	$(6,056,113)

Land, buildings and amenities, net	$276,415,874	$26,543,503	$3,625,938	$—	$306,585,315

Expenditures for land, buildings and amenities	$1,339,307	$884,113	$11,587	$—	$2,235,007

Segment liabilities from continuing operations	$246,419,280	$3,071,532	$50,558	$26,438,214	$275,979,584

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2012, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2012.

Results of Operations

As of June 30, 2012, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended June 30, 2012 and 2011 were approximately $2.9 million and $2.7  million, respectively.  The change in net loss for the three months ended June 30, 2012 as compared to June 30, 2011 was primarily due to a $0.2 million decrease in interest and other income, a $0.1 million increase in loss from investment in joint venture, a $0.1 million increase in loss from investments in tenants in common and a $0.1 million decrease in net loss attributable to noncontrolling interests.  This was partially offset by a $0.2 million increase in operating income.  There were no other material offsetting changes in net loss for the three months ended June 30, 2012 and 2011.

 Net losses for the six months ended June 30, 2012 and 2011 were approximately $5.6 and $6.1 million, respectively.  The change in net loss for the six months ended June 30, 2012 as compared to June 30, 2011 was primarily due to a $1.0 million decreased net loss, primarily in our multifamily segment and a $0.1 million increase in net loss attributable to noncontrolling interests.  This was partially offset by a $0.4 million decrease in interest and other income and a $0.2 million increase in loss from investment in joint venture.  There were no other material offsetting changes in net loss for the six months ended June 30, 2012 and 2011.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2012 and 2011.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,301,604	$1,846,354	$154,531	$(5,775)	$14,296,714
Operating expenses and operating expenses reimbursed to affiliate	4,841,069	765,636	25,200	—	5,631,905
Depreciation and amortization	3,958,666	467,968	40,629	—	4,467,263
Total interest expense	(3,241,063)	(152,722)	(13)	(94,906)	(3,488,704)
Net (loss) income	(2,209,331)	23,614	66,073	(746,257)	(2,865,901)

	(Unaudited)
	Three Months Ended June 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$11,500,087	$1,878,351	$168,153	$(8,903)	$13,537,688
Operating expenses and operating expenses reimbursed to affiliate	4,843,864	687,191	43,358	—	5,574,413
Depreciation and amortization	3,982,662	445,714	42,574	—	4,470,950
Total interest expense	(3,229,415)	(146,083)	(3,656)	(126,246)	(3,505,400)
Net (loss) income	(2,345,322)	255,437	57,650	(631,862)	(2,664,097)

	(Unaudited)
	Six Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$24,304,789	$3,736,310	$308,692	$(11,549)	$28,338,242
Operating expenses and operating expenses reimbursed to affiliate	9,488,121	1,416,525	54,478	—	10,959,124
Depreciation and amortization	7,901,243	913,252	81,259	—	8,895,754
Total interest expense	(6,487,043)	(303,001)	(24)	(195,172)	(6,985,240)
Net (loss) income	(4,412,709)	256,994	126,812	(1,564,329)	(5,593,232)

	(Unaudited)
	Six Months Ended June 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$22,783,983	$3,683,568	$336,550	$(17,806)	$26,786,295
Operating expenses and operating expenses reimbursed to affiliate	9,092,543	1,381,570	85,403	—	10,559,516
Depreciation and amortization	8,283,208	889,213	84,379	—	9,256,800
Total interest expense	(6,549,327)	(291,566)	(16,032)	(182,755)	(7,039,680)
Net (loss) income	(5,376,175)	433,747	106,755	(1,220,440)	(6,056,113)

Occupancy levels at our properties by segment as of June 30, 2012 and 2011 were as follows:

	2012	2011
Multifamily	96%	97%
Multifamily Unconsolidated Investment in Tenants in Common	95%	97%
Commercial	76%	84%
Commercial Unconsolidated Investment in Joint Venture	76%	—
Retail	90%	95%

The average occupancy levels at our properties by segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Multifamily	96%	96%	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	96%	97%	97%	96%
Commercial	78%	83%	80%	80%
Commercial Unconsolidated Investment in Joint Venture (1)	40%	—	28%	—
Retail	90%	95%	90%	95%

(1) Our commercial unconsolidated investment in joint venture property was 76% leased as of June 30, 2012.

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and six months ended June 30, 2012 and 2011.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended June 30, 2012 and 2011 were approximately $14.3 million and $13.5 million, respectively.  Rental income and tenant reimbursement for the six months ended June 30, 2012 and 2011 were approximately $28.3 million and $26.8 million, respectively.  The increase of $0.8 million, or 6%, for the three months ended June 30, 2012 and 2011 was primarily the result of a $0.8 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,021 from $956 for the three months ended June 30, 2012 and 2011, respectively.  The increase of $1.5 million, or 6%, for the six months ended June 30, 2012 and 2011 was primarily the result of a $1.5 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,017 from $953 for the six months ended June 30, 2012 and 2011, respectively.  There were no other material offsetting charges in rental income and tenant reimbursements for the three and six months ended June 30, 2012 and 2011.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses for each of the three months ended June 30, 2012 and 2011 were approximately $4.1 million.  Operating expenses for the six months ended June 30, 2012 and 2011 were approximately $7.9 million and $7.7 million, respectively.  The increase of $0.2 million, or 3%, for the six months ended June 30, 2012 and 2011 was primarily the result of a $0.2 million increase in operating expenses across the multifamily segment primarily related to additional landscaping expense.  There were no other material offsetting changes in operating expenses for the three and six months ended June 30, 2012 and 2011.

Operating expenses reimbursed to affiliate for the three months ended June 30, 2012 and 2011 were approximately $1.5 and $1.4 million, respectively.  Operating expenses reimbursed to affiliate for the six months ended June 30, 2012 and 2011 were approximately $3.1 million and $2.9 million, respectively. The increase of $0.1 million, or 7%, for the three months ended June 30, 2012 and 2011 was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliate across the multifamily segment. The increase of $0.2 million, or 7%, for the six months ended June 30, 2012 and 2011 was primarily the result of a $0.2 million increase in operating expenses reimbursed to affiliate across the multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three and six months ended June 30, 2012 and 2011.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property	$1,008,000	$980,000	$2,022,000	$1,962,000
Multifamily leasing	201,000	196,000	410,000	371,000
Administrative	272,000	257,000	550,000	519,000
Other	35,000	13,000	78,000	24,000

Total	$1,516,000	$1,446,000	$3,060,000	$2,876,000

Management Fees

Management fees for each of the three months ended June 30, 2012 and 2011 were approximately $0.7 million.  Management fees for the six months ended June 30, 2012 and 2011 were approximately $1.4 million and $1.3 million, respectively.  The increase of $0.1 million, or 8%, for the six months ended June 30, 2012 and 2011 was primarily the result of an increase in management fees across the multifamily segment primarily related to increased average rental income.  There were no other material offsetting changes in management fees for the three and six months ended June 30, 2012 and 2011.

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

Property Taxes and Insurance

Property taxes and insurance for the three months ended June 30, 2012 and 2011 were approximately $1.8 million and $1.3 million, respectively.  Property taxes and insurance for the six months ended June 30, 2012 and 2011 were approximately $3.6 million and $3.2 million, respectively.  The increases of $0.5 million, or 38%, and $0.4 million, or 13%, for the three and six months ended June 30, 2012 and 2011, respectively, were primarily the result of a $0.5 million increase in property taxes across the multifamily segment primarily due to refunds received in 2011 from the successful appeal of Indianapolis properties’ real estate tax without similar refunds in 2012.  There were no other material offsetting changes in property taxes and insurance for the three and six months ended June 30, 2012 and 2011.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses for each of the three months ended June 30, 2012 and 2011 were approximately $0.2 million.  Professional and administrative expenses for the six months ended June 30, 2012 and 2011 were approximately $0.4 million and $0.5 million, respectively.  The decrease of $0.1 million, or 20%, for the six months ended June 30, 2012 and 2011 was primarily due to an overall decrease in legal and professional fees. There were no other material offsetting changes in professional and administrative expenses for the three and six months ended June 30, 2012 and 2011.

Professional and administrative expenses reimbursed to affiliate for each of the three months ended June 30, 2012 and 2011 were approximately $0.4 million. Professional and administrative expenses reimbursed to affiliate for the six months ended June 30, 2012 and 2011 were approximately $0.9 million and $0.8 million, respectively. The increase of $0.1 million, or 13%, for the six months ended June 30, 2012 and 2011 was primarily due to increased personnel costs and compensation reimbursed to NTS Development Company. There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three and six months ended June 30, 2012 and 2011.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Finance	$110,000	$102,000	$219,000	$209,000
Accounting	184,000	178,000	379,000	374,000
Investor relations	75,000	67,000	150,000	137,000
Human resources	5,000	5,000	10,000	10,000
Overhead	59,000	68,000	112,000	117,000

Total	$433,000	$420,000	$870,000	$847,000

Depreciation and Amortization

Depreciation and amortization for each of the three months ended June 30, 2012 and 2011 was approximately $4.5 million.  Depreciation and amortization for the six months ended June 30, 2012 and 2011 was approximately $8.9 million and $9.3 million, respectively. The decrease of $0.4 million, or 4%, for the six months ended June 30, 2012 and 2011 was primarily due to a decrease in depreciation and amortization of approximately $0.4 million spread across the multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three and six months ended June 30, 2012 and 2011.

Interest and Other Income

Interest and other income for the three months ended June 30, 2012 and 2011 was approximately $18,000  and $0.2 million, respectively.  Interest and other income for the six months ended June 30, 2012 and 2011 was approximately $37,000 and $0.4 million, respectively.  The decreases were primarily due to a decrease in interest income earned on notes receivable.  There were no other material offsetting changes in interest and other income for the three and six months ended June 30, 2012 and 2011.

Interest Expense

Interest expense for each of the three months ended June 30, 2012 and 2011 was approximately $3.5 million.  Interest expense for each of the six months ended June 30, 2012 and 2011 was approximately $7.0 million.  There were no material offsetting changes in interest expense for the three and six months ended June 30, 2012 and 2011.

Loss on Disposal of Assets

The loss on disposal of assets for the three and six months ended June 30, 2012 and 2011 can be attributed to assets that were not fully depreciated at the time of replacement spread primarily amongst the multifamily and commercial properties.

Loss from Investment in Joint Venture

Loss from investment in joint venture for the three and six months ended June 30, 2012 and 2011 includes net operating loss attributable to our investment in a joint venture with an unaffiliated third party.  The property is 600 North Hurstbourne.  There are no other material offsetting changes in loss from investment in joint venture for the three and six months ended June 30, 2012 and 2011.

Loss from Investments in Tenants in Common

Loss from investments in tenants in common for the three and six months ended June 30, 2012 and 2011 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the three and six months ended June 30, 2012 and 2011.

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

The components of the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 consisted approximately of the following:

	(Unaudited)
	Six Months Ended June 30,
	2012	2011
Operating activities	$4,221,000	$4,724,000
Investing activities	(4,414,000)	(2,935,000)
Financing activities	16,000	(102,000)

Net (decrease) increase in cash and equivalents	$(177,000)	$1,687,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $4.2 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.  The change of approximately $0.5 million was primarily due to increased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $2.0 million and increased restricted cash of approximately $0.9 million. The decrease in net cash provided was partially offset by increased cash provided by other assets of approximately $1.4 million, consisting primarily of a $0.9 million payment received on a note receivable issued in 2008, a decrease in notes receivable discount of approximately $0.3 million and a decrease in leasing commissions of approximately $0.2 million. In addition, less cash was used to satisfy other liabilities of approximately $0.7 million and increased cash was provided by results of operations of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $4.4 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.  The change of approximately $1.5 million was primarily due to increased cash used to invest in our joint venture with an unaffiliated third party of approximately $1.6 million partially offset by decreased cash used for additions to land, buildings and amenities of approximately $0.1 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash provided by financing activities was approximately $16,000 compared to net cash used by financing activities of approximately $0.1 million for the six months ended June 30, 2012 and 2011, respectively. The change of approximately $0.1 million was primarily due to a decrease in principal payments on our mortgages payable of approximately $24.0 million, an increase in cash provided by our revolving notes payable, net of receipts, of approximately $3.4 million, a decrease in cash used to retire Limited Partnership Units of approximately $1.4 million and a decrease in cash used for loan costs of approximately $0.4 million. The change was partially offset by a decrease in proceeds from mortgages payable of approximately $25.0 million, a decrease in cash provided by contributions from noncontrolling interest holders in properties of approximately $4.0 million and an increase in cash used for distributions to noncontrolling interest holders in properties of approximately $0.2 million. The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.0 million as of June 30, 2012.

On March 14, 2012, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 13, 2012, to limited partners of record at the close of business on March 30, 2012.

On June 13, 2012, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on July 13, 2012, to limited partners of record at the close of business on June 29, 2012.

Pursuant to leasing agreements signed by June 30, 2012, we are obligated to incur expenditures of approximately $0.6 million funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving note payable coming due in the next twelve months.

Our availability to draw on our $10.0 million revolving note payable was approximately $3.6 million as of June 30, 2012.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012. The building is managed by an affiliate of NTS Development Company.  We are obligated to contribute $4.9 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At June 30, 2012, we had funded approximately $4.9 million of this commitment.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.

On May 1, 2012, we purchased a 2.7-acre tract of land located adjacent to The Willows of Plainview Apartments in Louisville, Kentucky for approximately $0.4 million. We anticipate constructing a multifamily apartment complex on the land beginning in late 2012 or early 2013.

Property Transactions

Acquisitions

During the six months ended June 30, 2012 and 2011, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2012 and 2011, we did not dispose of any properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2012 under contracts, such as debt and lease agreements including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One – Three Years	Three – Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$347,134,704	$23,958,298	$63,935,612	$51,542,851	$207,697,943
Capital lease obligations	—	—	—	—	—
Operating leases (1)	—	—	—	—	—
Other long-term obligations (2)	—	—	—	—	—

Total contractual cash obligations	$347,134,704	$23,958,298	$63,935,612	$51,542,851	$207,697,943

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $50.7 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at June 30, 2012 was 3.4%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

None.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of June 30, 2012, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, no units were purchased by the entities created or controlled by Mr. Nichols pursuant to the previously announced trading plans.  The table below summarizes activity pursuant to these plans for the three months ended June 30, 2012.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
April 2012	—	$	N/A	493,969	(2)		(1)

May 2012	—	$	N/A	493,969	(2)		(1)

June 2012	—	$	N/A	493,969	(2)		(1)

Total	—	$	N/A	493,969	(2)		(1)

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	August 10, 2012

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	August 10, 2012