Form 10-Q
period 2012-09-30
NTS REALTY HOLDINGS LP
filed 2012-11-09
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2012, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 23, 2012, as they may be revised or supplemented by us in subsequent reports on form 10-Q and other fillings with the SEC, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS:
Cash and equivalents	$1,518,042	$1,165,137
Cash and equivalents - restricted	4,188,457	2,421,608
Accounts receivable, net of allowance for doubtful accounts of $123,401 at September 30, 2012 and $214,585 at December 31, 2011, respectively	1,676,713	1,712,390
Land, buildings and amenities, net	289,185,521	300,235,083
Investment in and advances to joint venture	4,903,709	2,594,879
Investment in and advances to tenant in common	95,402	706,771
Other assets	4,103,674	5,544,842

Total assets	$305,671,518	$314,380,710

LIABILITIES:
Mortgages and notes payable	$264,164,254	$263,584,959
Accounts payable and accrued expenses	4,199,066	4,575,502
Accounts payable and accrued expenses due to affiliate	356,966	372,934
Distributions payable	554,764	554,764
Security deposits	961,192	936,804
Other liabilities	5,725,850	4,273,457
Investment in and advances to tenant in common	1,623,864	669,803

Total liabilities	277,585,956	274,968,223

COMMITMENTS AND CONTINGENCIES (NOTE 13)

EQUITY:
Partners’ equity	22,016,266	32,335,426
Noncontrolling interests	6,069,296	7,077,061

Total equity	28,085,562	39,412,487

Total liabilities and equity	$305,671,518	$314,380,710

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of September 30, 2012

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$-	$49,881,825
Contributions from noncontrolling interests	-	-	-	-	9,952,176	9,952,176
Net income (loss) prior years	-	-	619,835	9,437,406	(2,532,115)	7,525,126
Consolidated net loss current year	-	-	(557,338)	(8,097,531)	(758,765)	(9,413,634)
Cash distributions declared to date	-	-	(1,757,648)	(26,154,224)	(592,000)	(28,503,872)
Retirement of limited partnership interests to date	-	(286,334)	-	(1,356,059)	-	(1,356,059)

Balances on September 30, 2012	714,491	10,380,783	$1,436,230	$20,580,036	$6,069,296	$28,085,562

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three and Nine Months

Ended September 30, 2012 and 2011

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE:
Rental income	$14,060,694	$13,393,205	$41,463,171	$39,286,715
Tenant reimbursements	464,180	432,380	1,399,945	1,325,165

Total revenue	14,524,874	13,825,585	42,863,116	40,611,880

EXPENSES:
Operating expenses	4,148,164	4,315,248	12,046,910	11,933,282
Operating expenses reimbursed to affiliate	1,628,423	1,588,409	4,688,801	4,529,891
Management fees	714,877	697,429	2,123,988	2,032,439
Property taxes and insurance	1,811,310	1,881,906	5,436,235	5,048,379
Professional and administrative expenses	509,271	268,324	947,264	760,222
Professional and administrative expenses reimbursed to affiliate	539,469	383,477	1,409,716	1,230,392
Depreciation and amortization	4,464,143	4,484,454	13,359,897	13,741,254

Total expenses	13,815,657	13,619,247	40,012,811	39,275,859

OPERATING INCOME	709,217	206,338	2,850,305	1,336,021

Interest and other income	14,435	200,941	51,768	624,005
Interest expense	(3,513,070)	(3,554,229)	(10,498,310)	(10,593,909)
Loss on disposal of assets	(40,882)	(88,771)	(205,197)	(159,829)
Loss from investment in joint venture	(3,194)	(193)	(166,770)	(791)
Loss from investments in tenants in common	(435,704)	(516,641)	(1,445,430)	(1,440,174)

CONSOLIDATED NET LOSS	(3,269,198)	(3,752,555)	(9,413,634)	(10,234,677)
Net loss attributable to noncontrolling interests	(207,561)	(395,831)	(758,765)	(821,840)

NET LOSS	$(3,061,637)	$(3,356,724)	$(8,654,869)	$(9,412,837)

Loss allocated to limited partners	$(3,058,676)	$(3,510,906)	$(8,807,435)	$(9,584,147)
Net loss attributable to noncontrolling interests allocated to limited partners	(194,195)	(370,341)	(709,904)	(769,399)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,864,481)	$(3,140,565)	$(8,097,531)	$(8,814,748)

Loss per limited partnership unit	$(0.30)	$(0.34)	$(0.85)	$(0.91)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	(0.03)	(0.07)	(0.07)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.28)	$(0.31)	$(0.78)	$(0.84)

Weighted average number of limited partnership interests	10,380,783	10,380,783	10,380,783	10,531,369

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	(Unaudited)
	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(9,413,634)	$(10,234,677)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	205,197	159,829
Depreciation and amortization	13,904,329	14,443,178
Loss from investment in joint venture	166,770	791
Loss from investments in tenants in common	1,445,430	1,440,174
Changes in assets and liabilities:
Cash and equivalents – restricted	(1,766,849)	(994,093)
Accounts receivable	35,677	(73,818)
Other assets	871,575	(780,640)
Accounts payable and accrued expenses	(376,436)	938,976
Accounts payable and accrued expenses due to affiliate	(15,968)	73,091
Security deposits	24,388	19,817
Other liabilities	1,452,393	1,812,152

Net cash provided by operating activities	6,532,872	6,804,780

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(2,490,371)	(3,366,959)
Investment in joint venture	(2,475,600)	(1,352,175)

Net cash used in investing activities	(4,965,971)	(4,719,134)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	-	4,110,750
Distributions to noncontrolling interest holders	(249,000)	(98,000)
Distributions from tenants in common	120,000	120,000
Retirement of Limited Partnership Units	-	(1,356,059)
Proceeds from mortgages payable	-	24,700,000
Revolving note payable, net	3,606,189	819,250
Principal payments on mortgages payable	(3,026,894)	(2,317,706)
Additional payments on mortgages payable	-	(24,500,000)
Additions to loan costs	-	(475,419)
Cash distributions	(1,664,291)	(1,692,840)

Net cash used in financing activities	(1,213,996)	(690,024)

NET INCREASE IN CASH AND EQUIVALENTS	352,905	1,395,622

CASH AND EQUIVALENTS, beginning of period	1,165,137	180,053

CASH AND EQUIVALENTS, end of period	$1,518,042	$1,575,675

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2011 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2012.  The Condensed Consolidated Balance Sheet as of December 31, 2011, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of September 30, 2012, we owned 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 735,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 13, 2012, July 13, 2012 and October 12, 2012.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2012 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the nine months ended September 30, 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investment in and advances to joint venture on our condensed consolidated balance sheets as of September 30, 2012 and December 31, 201l.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of September 30, 2012 or December 31, 2011.

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

Cash and equivalents and cash and equivalents — restricted: The carrying amount of these assets and liabilities approximates fair value as of September 30, 2012 and December 31, 2011, due to the short-term nature of such accounts.

Deferred compensation plans: Our Officer and Director Plans as of September 30, 2012 and December 31, 2011 reflected liabilities of approximately $0.6 and $0.4 million, respectively, the fair market value of 121,567 and 113,091 units, respectively, and are included in our other liabilities using level 1 measurement. Compensation expense for the Officer and Director Plans for the nine months ended September 30, 2012 and 2011 totaled approximately $236,000 and $59,000, respectively.

Mortgages and notes payable: As of September 30, 2012 and December 31, 2011, we determined the estimated fair values of our mortgages and notes payable were approximately $291.9 million and $283.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three and nine months ended September 30, 2012 and 2011, did not result in an impairment loss.

During the nine months ended September 30, 2012 and 2011, we did not acquire any properties.

Dispositions

During the nine months ended September 30, 2012 and 2011, we did not dispose of any properties.

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

Note 7 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense for each of the three months ended September 30, 2012 and 2011 was approximately $4.5 million.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was approximately $13.3 and $13.5 million, respectively.

Note 8 — Investment in and Advances to Joint Venture

We own a joint venture interest in and operate the following property:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky.  At September 30, 2012, we had funded approximately $5.1 million for our 49% interest as a joint venture with an unaffiliated third party.

Presented below are the summarized balance sheets and statements of operations for this property:

	(Unaudited)
	September 30, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$16,296,768	$11,415,364
Other, net	2,993,068	1,346,651
Total assets	$19,289,836	$12,762,015

Mortgage payable and other liabilities	$9,282,267	$7,466,343
Equity	10,007,569	5,295,672
Total liabilities and equity	$19,289,836	$12,762,015

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Summarized Statements of Operations
Revenue	$538,975	$-	$871,814	$-

Operating income (loss)	$52,412	$(394)	$(204,927)	$(1,614)

Net loss	$(6,519)	$(394)	$(340,348)	$(1,614)

Net loss attributable to noncontrolling interest	(3,194)	(193)	(166,770)	(791)

Net loss attributable to controlling interest	$(3,325)	$(201)	$(173,578)	$(823)

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	September 30, 2012	December 31, 2011
Summarized Balance Sheet
Land, buildings and amenities, net	$54,185,198	$57,105,260
Other, net	1,331,446	1,599,600
Total assets	$55,516,644	$58,704,860

Mortgage payable and other liabilities	$56,187,292	$56,586,644
Equity	(670,648)	2,118,216
Total liabilities and equity	$55,516,644	$58,704,860

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Summarized Statements of Operations
Revenue	$2,366,550	$2,299,168	$7,054,579	$6,803,039

Operating income (loss)	$49,564	$(78,599)	$(109,771)	$(79,420)

Consolidated net loss	$(780,232)	$(921,416)	$(2,588,864)	$(2,589,314)

Net loss attributable to noncontrolling interests	(344,528)	(404,775)	(1,143,434)	(1,149,140)

Net loss	$(435,704)	$(516,641)	$(1,445,430)	$(1,440,174)

Distributions

The Overlook at St. Thomas Apartments	$100,000	$100,000	$200,000	$200,000

Creek’s Edge at Stony Point Apartments	$-	$-	$-	$-

The continuing net losses of The Overlook at St. Thomas Apartments have reduced our investment to zero.  We have recognized the losses in excess of our investment and recorded the resulting liability on our unaudited condensed consolidated balance sheets.

Note 10 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2012	December 31, 2011
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.71%, due September 30, 2013	$6,748,320	$3,142,131

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.79%, maturing October 28, 2012	10,707	105,960

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.73%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,513,487. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,304,602	20,628,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,659,781	1,207,462	1,449,288

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $10,034,361	10,795,235	10,962,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $30,575,805	26,033,596	26,254,275

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.56%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $16,574,086	14,311,852	14,514,457

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.73%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $10,847,015	9,400,891	9,529,772

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,370,940	13,393,287	13,539,685

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,694,083	26,025,100	26,309,571

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,568,173	16,236,770	16,414,249

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $31,648,268	26,675,727	26,967,310

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,768,031	10,978,736	11,098,741

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $20,790,671	29,519,210	29,841,874

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,933,348	10,549,804	10,665,120

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,996,501	17,272,955	17,461,759

Mortgage payable to an insurance company, with interest payable in monthly installments until June 1, 2013, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $33,737,464	24,700,000	24,700,000

Total mortgages and notes payable	$264,164,254	$263,584,959

Our $10.0 million revolving note payable to a bank is due September 30, 2013.  As of September 30, 2012, our availability to draw on our revolving note payable was approximately $3.3 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on September 30, 2012 was approximately $291.9 million.

Interest paid for the nine months ended September 30, 2012 and 2011 was approximately $10.3 million and $10.1 million, respectively.

All but one of our mortgages may be prepaid.  Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2012.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	September 30, 2012	December 31, 2011
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $31,610,202 (1)	$33,321,594	$33,740,074

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $22,574,996 (2)	$21,911,442	$22,147,406

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at September 30, 2012, was approximately $62.1 million.

Mortgage payable for our unconsolidated joint venture property consists of the following:

	(Unaudited)
	September 30, 2012	December 31, 2011
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.61%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $16,296,768 (3)	$9,032,551	$4,584,843

(3)         We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at September 30, 2012, was approximately $9.0 million.

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

Note 12 — Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture property, our properties owned as a tenant in common with an unaffiliated third party and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Property management fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with an unaffiliated third party under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.

We were charged the following amounts pursuant to our various agreements with NTS Development for the three and nine months ended September 30, 2012 and 2011.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended September 30,
	2012	2011
Property management fees	$715,000	$697,000

Operating expenses reimbursement - property	1,066,000	1,068,000
Operating expenses reimbursement - multifamily leasing	208,000	211,000
Operating expenses reimbursement - administrative	318,000	254,000
Operating expenses reimbursement - other	36,000	55,000

Total operating expenses reimbursed to affiliate	1,628,000	1,588,000

Professional and administrative expenses reimbursed to affiliate	539,000	383,000

Construction supervision and leasing fees	32,000	47,000

Total related party transactions	$2,914,000	$2,715,000

Total related party transactions with our investments in tenants in common	$373,000	$326,000

Total related party transactions with our investment in joint venture	$67,000	$117,000

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Property management fees	$2,124,000	$2,032,000

Operating expenses reimbursement - property	3,088,000	3,030,000
Operating expenses reimbursement - multifamily leasing	618,000	582,000
Operating expenses reimbursement - administrative	868,000	773,000
Operating expenses reimbursement - other	115,000	145,000

Total operating expenses reimbursed to affiliate	4,689,000	4,530,000

Professional and administrative expenses reimbursed to affiliate	1,410,000	1,230,000

Construction supervision and leasing fees	102,000	147,000

Total related party transactions	$8,325,000	$7,939,000

Total related party transactions with our investments in tenants in common	$1,072,000	$958,000

Total related party transactions with our investment in joint venture	$564,000	$199,000

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended September 30, 2012 and 2011, we were charged approximately $17,000 and $22,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the nine months ended September 30, 2012 and 2011, we were charged approximately $51,000 and $54,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot. Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of September 30, 2012 was $22.00 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $3,000 and $76,000 from NTS Development Company for the three months ended September 30, 2012 and 2011, respectively.  We recognized rents of approximately $131,000 and $229,000 from NTS Development Company for the nine months ended September 30, 2012 and 2011, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $98,000 and $131,000 from NTS Development Company for the three and nine months ended September 30, 2012, respectively.

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

	(Unaudited)
	Three Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,522,069	$1,412,310	$132,089	$(5,774)	$14,060,694
Tenant reimbursements	-	442,139	22,041	-	464,180

Total revenue	12,522,069	1,854,449	154,130	(5,774)	14,524,874

Operating expenses and operating expenses reimbursed to affiliate	5,040,296	709,055	27,236	-	5,776,587
Management fees	622,260	85,422	7,195	-	714,877
Property taxes and insurance	1,528,855	235,306	17,976	29,173	1,811,310
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,048,740	1,048,740
Depreciation and amortization	3,956,138	467,376	40,629	-	4,464,143

Total expenses	11,147,549	1,497,159	93,036	1,077,913	13,815,657

Operating income (loss)	1,374,520	357,290	61,094	(1,083,687)	709,217

Interest and other income	12,629	270	-	1,536	14,435
Interest expense	(3,262,541)	(151,798)	(13)	(98,718)	(3,513,070)
Loss on disposal of assets	(31,029)	(9,853)	-	-	(40,882)
Loss from investment in joint venture	-	(3,194)	-	-	(3,194)
Loss from investments in tenants in common	(435,704)	-	-	-	(435,704)

Consolidated net (loss) income	(2,342,125)	192,715	61,081	(1,180,869)	(3,269,198)

Net loss attributable to noncontrolling interests	(207,561)	-	-	-	(207,561)

Net (loss) income	$(2,134,564)	$192,715	$61,081	$(1,180,869)	$(3,061,637)

Land, buildings and amenities, net	$260,000,531	$25,759,256	$3,425,734	$-	$289,185,521

Expenditures for land, buildings and amenities	$333,371	$17,946	$-	$-	$351,317

Segment liabilities from continuing operations	$246,254,484	$2,557,400	$57,603	$28,716,469	$277,585,956

	(Unaudited)
	Three Months Ended September 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$11,808,013	$1,463,809	$129,822	$(8,439)	$13,393,205
Tenant reimbursements	-	410,760	21,620	-	432,380

Total revenue	11,808,013	1,874,569	151,442	(8,439)	13,825,585

Operating expenses and operating expenses reimbursed to affiliate	4,985,143	877,665	40,849	-	5,903,657
Management fees	595,185	94,101	8,143	-	697,429
Property taxes and insurance	1,591,919	244,866	15,949	29,172	1,881,906
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	651,801	651,801
Depreciation and amortization	3,999,256	442,370	42,828	-	4,484,454

Total expenses	11,171,503	1,659,002	107,769	680,973	13,619,247

Operating income (loss)	636,510	215,567	43,673	(689,412)	206,338

Interest and other income	8,703	3,914	-	188,324	200,941
Interest expense	(3,281,792)	(137,420)	(2)	(135,015)	(3,554,229)
Loss on disposal of assets	(71,936)	(16,835)	-	-	(88,771)
Loss from investment in joint venture	-	(193)	-	-	(193)
Loss from investments in tenants in common	(516,641)	-	-	-	(516,641)

Consolidated net (loss) income	(3,225,156)	65,033	43,671	(636,103)	(3,752,555)

Net loss attributable to noncontrolling interests	(395,831)	-	-	-	(395,831)

Net (loss) income	$(2,829,325)	$65,033	$43,671	$(636,103)	$(3,356,724)

Land, buildings and amenities, net	$273,077,988	$26,564,271	$3,584,578	$-	$303,226,837

Expenditures for land, buildings and amenities	$654,476	$477,476	$-	$-	$1,131,952

Segment liabilities from continuing operations	$247,392,789	$3,440,356	$59,083	$27,393,839	$278,286,067

	(Unaudited)
	Nine Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$36,826,858	$4,257,367	$396,269	$(17,323)	$41,463,171
Tenant reimbursements	-	1,333,392	66,553	-	1,399,945

Total revenue	36,826,858	5,590,759	462,822	(17,323)	42,863,116

Operating expenses and operating expenses reimbursed to affiliate	14,528,417	2,125,580	81,714	-	16,735,711
Management fees	1,824,580	275,934	23,474	-	2,123,988
Property taxes and insurance	4,625,646	675,254	47,816	87,519	5,436,235
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,356,980	2,356,980
Depreciation and amortization	11,857,381	1,380,628	121,888	-	13,359,897

Total expenses	32,836,024	4,457,396	274,892	2,444,499	40,012,811

Operating income (loss)	3,990,834	1,133,363	187,930	(2,461,822)	2,850,305

Interest and other income	40,409	845	-	10,514	51,768
Interest expense	(9,749,584)	(454,799)	(37)	(293,890)	(10,498,310)
Loss on disposal of assets	(142,267)	(62,930)	-	-	(205,197)
Loss from investment in joint venture	-	(166,770)	-	-	(166,770)
Loss from investments in tenants in common	(1,445,430)	-	-	-	(1,445,430)

Consolidated net (loss) income	(7,306,038)	449,709	187,893	(2,745,198)	(9,413,634)

Net loss attributable to noncontrolling interests	(758,765)	-	-	-	(758,765)

Net (loss) income	$(6,547,273)	$449,709	$187,893	$(2,745,198)	$(8,654,869)

Land, buildings and amenities, net	$260,000,531	$25,759,256	$3,425,734	$-	$289,185,521

Expenditures for land, buildings and amenities	$1,784,206	$706,165	$-	$-	$2,490,371

Segment liabilities from continuing operations	$246,254,484	$2,557,400	$57,603	$28,716,469	$277,585,956

	(Unaudited)
	Nine Months Ended September 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$34,591,996	$4,305,887	$415,077	$(26,245)	$39,286,715
Tenant reimbursements	-	1,252,250	72,915	-	1,325,165

Total revenue	34,591,996	5,558,137	487,992	(26,245)	40,611,880

Operating expenses and operating expenses reimbursed to affiliate	14,077,686	2,259,235	126,252	-	16,463,173
Management fees	1,733,371	274,381	24,404	283	2,032,439
Property taxes and insurance	4,182,082	736,511	42,267	87,519	5,048,379
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,990,614	1,990,614
Depreciation and amortization	12,282,464	1,331,583	127,207	-	13,741,254

Total expenses	32,275,603	4,601,710	320,130	2,078,416	39,275,859

Operating income (loss)	2,316,393	956,427	167,862	(2,104,661)	1,336,021

Interest and other income	51,141	6,281	695	565,888	624,005
Interest expense	(9,831,119)	(428,986)	(16,034)	(317,770)	(10,593,909)
Loss on disposal of assets	(123,581)	(34,151)	(2,097)	-	(159,829)
Loss from investment in joint venture	-	(791)	-	-	(791)
Loss from investments in tenants in common	(1,440,174)	-	-	-	(1,440,174)

Consolidated net (loss) income	(9,027,340)	498,780	150,426	(1,856,543)	(10,234,677)

Net loss attributable to noncontrolling interests	(821,840)	-	-	-	(821,840)

Net (loss) income	$(8,205,500)	$498,780	$150,426	$(1,856,543)	$(9,412,837)

Land, buildings and amenities, net	$273,077,988	$26,564,271	$3,584,578	$-	$303,226,837

Expenditures for land, buildings and amenities	$1,993,783	$1,361,589	$11,587	$-	$3,366,959

Segment liabilities from continuing operations	$247,392,789	$3,440,356	$59,083	$27,393,839	$278,286,067

Note 15 — Going Private Proposal

On August 31, 2012, the board of directors of our managing general partner received a non-binding proposal from our founder and Chairman, Mr. J.D. Nichols and Mr. Brian F. Lavin, our Chief Executive Officer, for a going private transaction.  The proposal contemplates the acquisition of all our limited partnership units not already beneficially owned by Messrs. Nichols and Lavin at a price of $5.25 per share in cash.

The board of directors of our managing general partner appointed independent directors John Daly, Mark D. Anderson and John S. Lenihan to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal or any potential alternative transaction.  The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.  We caution our unit holders that no decision has been made by the Special Committee with respect to its response to the proposal.  There can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that the proposal or any other transaction will be approved or consummated.

Note 16 — Subsequent Event

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne

Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in mid to late 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from cash on hand, cash from operations or borrowing on new or existing debt.  We anticipate the joint venture entering into a construction financing agreement with a bank.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Going Private Proposal

On August 31, 2012, the board of directors of our managing general partner received a non-binding proposal from our founder and Chairman, Mr. J.D. Nichols and Mr. Brian F. Lavin, our Chief Executive Officer, for a going private transaction.  The proposal contemplates the acquisition of all our limited partnership units not already beneficially owned by Messrs. Nichols and Lavin at a price of $5.25 per share in cash.

The board of directors of our managing general partner appointed independent directors John Daly, Mark D. Anderson, and John S. Lenihan to a special committee (the “Special Committee”) empowered to, among other things, consider the proposal or any potential alternative transaction.  The Special Committee has retained financial and legal advisors to assist in its review of the proposed transaction.  We caution our unit holders that no decision has been made by the Special Committee with respect to its response to the proposal.  There can be no assurance that any definitive offer will be made or accepted, that any agreement will be executed or that the proposal or any other transaction will be approved or consummated.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 23, 2012, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2012.

Results of Operations

As of September 30, 2012, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended September 30, 2012 and 2011 were approximately $3.1 million and $3.4 million, respectively.  The change in net loss for the three months ended September 30, 2012 as compared to September 30, 2011 was primarily due to a $0.5 million decreased net loss, primarily in our multifamily segment, and a $0.1 million decrease in net loss from our investments in tenants in common. This was partially offset by a $0.2 million decrease in interest and other income and a $0.2 million decrease in net loss attributable to noncontrolling interests. There were no other material offsetting changes in net loss for the three months ended September 30, 2012 and 2011.

Net losses for the nine months ended September 30, 2012 and 2011 were approximately $8.7 and $9.4 million, respectively.  The change in net loss for the nine months ended September 30, 2012 as compared to September 30, 2011 was primarily due a $1.5 million decreased net loss, primarily in our multifamily segment. This was partially offset by a $0.6 million decrease in interest and other income and a $0.2 million increase in net loss from our investment in joint venture. There were no other material offsetting changes in net loss for the nine months ended September 30, 2012 and 2011.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2012 and 2011.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,522,069	$1,854,449	$154,130	$(5,774)	$14,524,874
Operating expenses and operating expenses reimbursed to affiliate	5,040,296	709,055	27,236	-	5,776,587
Depreciation and amortization	3,956,138	467,376	40,629	-	4,464,143
Interest expense	(3,262,541)	(151,798)	(13)	(98,718)	(3,513,070)
Net (loss) income	(2,134,564)	192,715	61,081	(1,180,869)	(3,061,637)

	(Unaudited)
	Three Months Ended September 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$11,808,013	$1,874,569	$151,442	$(8,439)	$13,825,585
Operating expenses and operating expenses reimbursed to affiliate	4,985,143	877,665	40,849	-	5,903,657
Depreciation and amortization	3,999,256	442,370	42,828	-	4,484,454
Interest expense	(3,281,792)	(137,420)	(2)	(135,015)	(3,554,229)
Net (loss) income	(2,829,325)	65,033	43,671	(636,103)	(3,356,724)

	(Unaudited)
	Nine Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$36,826,858	$5,590,759	$462,822	$(17,323)	$42,863,116
Operating expenses and operating expenses reimbursed to affiliate	14,528,417	2,125,580	81,714	-	16,735,711
Depreciation and amortization	11,857,381	1,380,628	121,888	-	13,359,897
Interest expense	(9,749,584)	(454,799)	(37)	(293,890)	(10,498,310)
Net (loss) income	(6,547,273)	449,709	187,893	(2,745,198)	(8,654,869)

	(Unaudited)
	Nine Months Ended September 30, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$34,591,996	$5,558,137	$487,992	$(26,245)	$40,611,880
Operating expenses and operating expenses reimbursed to affiliate	14,077,686	2,259,235	126,252	-	16,463,173
Depreciation and amortization	12,282,464	1,331,583	127,207	-	13,741,254
Interest expense	(9,831,119)	(428,986)	(16,034)	(317,770)	(10,593,909)
Net (loss) income	(8,205,500)	498,780	150,426	(1,856,543)	(9,412,837)

Occupancy levels at our properties by segment as of September 30, 2012 and 2011 were as follows:

	2012	2011
Multifamily	97%	96%
Multifamily Unconsolidated Investment in Tenants in Common	96%	95%
Commercial	79%	83%
Commercial Unconsolidated Investment in Joint Venture	77%	N/A
Retail	90%	90%

The average occupancy levels at our properties by segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Multifamily	97%	97%	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	96%	95%	97%	96%
Commercial	79%	83%	80%	81%
Commercial Unconsolidated Investment in Joint Venture	77%	N/A	46%	N/A
Retail	90%	90%	90%	93%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and nine months ended September 30, 2012 and 2011.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended September 30, 2012 and 2011 were approximately $14.5 million and $13.8 million, respectively.  Rental income and tenant reimbursement for the nine months ended September 30, 2012 and 2011 were approximately $42.9 million and $40.6 million, respectively.  The increase of $0.7 million, or 5%, for the three months ended September 30, 2012 and 2011 was primarily the result of a $0.7 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,039 from $982 for the three months ended September 30, 2012 and 2011, respectively.  The increase of $2.3 million, or 6%, for the nine months ended September 30, 2012 and 2011 was primarily the result of a $2.2 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,024 from $963 for the nine months ended September 30, 2012 and 2011, respectively. In addition, there was also a $0.1 million increase in tenant reimbursements across the commercial segment.  There were no other material offsetting charges in rental income and tenant reimbursements for the three and nine months ended September 30, 2012 and 2011.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses for the three months ended September 30, 2012 and 2011 were approximately $4.1 million and $4.3 million, respectively.  Operating expenses for the nine months ended September 30, 2012 and 2011 were approximately $12.0 million and $11.9 million, respectively.  The decrease of $0.2 million, or 5%, for the three months ended September 30, 2012 and 2011 was primarily the result of a $0.2 million decrease in operating expenses across the commercial segment primarily related to less parking lot repair expense. The increase of $0.1 million, or 1%, for the nine months ended September 30, 2012 and 2011 was primarily the result of a $0.3 million increase in operating expenses across the multifamily segment primarily related to additional landscaping expense partially offset by a $0.1 million decrease in operating expenses across the commercial segment primarily related to less parking lot repair expense.  There were no other material offsetting changes in operating expenses for the three and nine months ended September 30, 2012 and 2011.

Operating expenses reimbursed to affiliate for each of the three months ended September 30, 2012 and 2011 were approximately $1.6 million.  Operating expenses reimbursed to affiliate for the nine months ended September 30, 2012 and 2011 were approximately $4.7 million and $4.5 million, respectively. The increase of $0.2 million, or 4%, for the nine months ended September 30, 2012 and 2011 was primarily the result of a $0.2 million increase in operating expenses reimbursed to affiliate across the multifamily segment. There were no other material offsetting changes in operating expenses reimbursed to affiliate for the three and nine months ended September 30, 2012 and 2011.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property	$1,066,000	$1,068,000	$3,088,000	$3,030,000
Multifamily leasing	208,000	211,000	618,000	582,000
Administrative	318,000	254,000	868,000	773,000
Other	36,000	55,000	115,000	145,000

Total	$1,628,000	$1,588,000	$4,689,000	$4,530,000

Management Fees

Management fees for each of the three months ended September 30, 2012 and 2011 were approximately $0.7 million.  Management fees for the nine months ended September 30, 2012 and 2011 were approximately $2.1 million and $2.0 million, respectively.  The increase of $0.1 million, or 5%, for the nine months ended September 30, 2012 and 2011 was primarily the result of an increase in management fees across the multifamily segment primarily related to increased rental income.  There were no other material offsetting changes in management fees for the three and nine months ended September 30, 2012 and 2011.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”) receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance for the three months ended September 30, 2012 and 2011 were approximately $1.8 million and $1.9 million, respectively.  Property taxes and insurance for the nine months ended September 30, 2012 and 2011 were approximately $5.4 million and $5.0 million, respectively.  The decrease of $0.1 million, or 5%, for the three months ended September 30, 2012 and 2011 was primarily the result of a $0.1 million decrease in property taxes across the multifamily segment primarily due to additional property taxes incurred in the third quarter of 2011 at one of our Orlando, Florida properties without similar expense in the third quarter of 2012. The increase of $0.4 million, or 8%, for the nine months ended September 30, 2012 and 2011 was primarily the result of a $0.4 million increase in property taxes across the multifamily segment primarily due to refunds received in 2011 from the successful appeal of Indianapolis properties’ real estate tax without similar refunds in 2012.  There were no other material offsetting changes in property taxes and insurance for the three and nine months ended September 30, 2012 and 2011.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses for the three months ended September 30, 2012 and 2011 were approximately $0.5 million and $0.3 million, respectively.  Professional and administrative expenses for the nine months ended September 30, 2012 and 2011 were approximately $0.9 million and $0.8 million, respectively. The increases of $0.2 million, or 67%, and $0.1 million, or 13%, for the three and nine months ended September 30, 2012 and 2011, respectively, were primarily the result of increased deferred compensation expense primarily due to increased unit prices.  There were no other material offsetting changes in professional and administrative expenses for the three and nine months ended September 30, 2012 and 2011.

Professional and administrative expenses reimbursed to affiliate for the three months ended September 30, 2012 and 2011 were approximately $0.5 million and $0.4 million, respectively. Professional and administrative expenses reimbursed to affiliate for the nine months ended September 30, 2012 and 2011 were approximately $1.4 million and $1.2 million, respectively. The increases of $0.1 million, or 25%, and $0.2 million, or 17%, for the three and nine months ended September 30, 2012 and 2011, respectively, were primarily due to increased personnel costs and compensation reimbursed to NTS Development Company. There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three and nine months ended September 30, 2012 and 2011.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Finance	$158,000	$100,000	$378,000	$309,000
Accounting	201,000	176,000	580,000	550,000
Investor relations	100,000	64,000	250,000	201,000
Human resources	7,000	5,000	17,000	15,000
Overhead	73,000	38,000	185,000	155,000

Total	$539,000	$383,000	$1,410,000	$1,230,000

Depreciation and Amortization

Depreciation and amortization for each of the three months ended September 30, 2012 and 2011 was approximately $4.5 million.  Depreciation and amortization for the nine months ended September 30, 2012 and 2011 was approximately $13.4 million and $13.7 million, respectively. The decrease of $0.3 million, or 2%, for the nine months ended September 30, 2012 and 2011 was primarily due to a decrease in depreciation and amortization of approximately $0.4 million spread across the multifamily segment. There were no other material offsetting changes in depreciation and amortization for the three and nine months ended September 30, 2012 and 2011.

Interest and Other Income

Interest and other income for the three months ended September 30, 2012 and 2011 was approximately $14,000 and $0.2 million, respectively.  Interest and other income for the nine months ended September 30, 2012 and 2011 was approximately $0.1 million and $0.6 million, respectively.  The decreases of $0.2 million, or 93%, and $0.5 million, or 83%, for the three and nine months ended September 30, 2012 and 2011, respectively, were primarily due to a decrease in interest income earned on notes receivable. There were no other material offsetting changes in interest and other income for the three and nine months ended September 30, 2012 and 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was approximately $3.5 million and $3.6 million, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was approximately $10.5 million and $10.6 million, respectively.  The decreases of $0.1 million, or 3%, and $0.1 million, or 1%, for the three and nine months ended September 30, 2012 and 2011, respectively, were primarily due to a decrease in interest expense spread across the multifamily segment.  There were no other material offsetting changes in interest expense for the three and nine months ended September 30, 2012 and 2011.

Loss on Disposal of Assets

The loss on disposal of assets for the three and nine months ended September 30, 2012 and 2011 can be attributed to assets that were not fully depreciated at the time of replacement spread primarily amongst the multifamily and commercial properties.

Loss from Investment in Joint Venture

Loss from investment in joint venture for the three and nine months ended September 30, 2012 and 2011 includes net operating loss attributable to our investment in a joint venture with an unaffiliated third party.  The property is 600 North Hurstbourne.  There were no other material offsetting changes in loss from investment in joint venture for the three and nine months ended September 30, 2012 and 2011.

Loss from Investments in Tenants in Common

Loss from investments in tenants in common for the three and nine months ended September 30, 2012 and 2011 includes net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

There were no other material offsetting changes in loss from investments in tenants in common for the three and nine months ended September 30, 2012 and 2011.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  We have recognized the losses in excess of our investment and recorded the resulting liability on our unaudited condensed consolidated balance sheets.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties is the primary source from which we generate cash.  Other sources of cash include the proceeds from our mortgage loans and revolving note payable.  Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The components of the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 consisted approximately of the following:

	(Unaudited)
	Nine Months Ended September 30,
	2012	2011
Operating activities	$6,533,000	$6,805,000
Investing activities	(4,966,000)	(4,719,000)
Financing activities	(1,214,000)	(690,000)

Net increase in cash and equivalents	$353,000	$1,396,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $6.5 million and $6.8 million for the nine months ended September 30, 2012 and 2011, respectively.  The change of approximately $0.3 million was primarily due to increased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $1.4 million, increased restricted cash of approximately $0.8 million and increased cash used to satisfy other liabilities of approximately $0.4 million. The decrease in net cash provided was partially offset by increased cash provided by other assets of approximately $1.7 million, consisting primarily of payments received of $1.1 million on notes receivable issued in 2008 and 2011, a decrease in notes receivable discount of approximately $0.4 million and a decrease in cash used to satisfy prepaid expenses and prepaid insurance of approximately $0.2 million. In addition, increased cash was provided by results of operations of approximately $0.5 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $5.0 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively.  The change of approximately $0.3 million was primarily due to increased cash used to invest in our joint venture with an unaffiliated third party of approximately $1.1 million, partially offset by decreased cash used for additions to land, buildings and amenities of approximately $0.9 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $1.2 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. The change of $0.5 million was primarily due to a decrease in proceeds from our mortgages payable of approximately $24.7 million and a decrease in cash provided by contributions from noncontrolling interest holders of approximately $4.1 million. The change was partially offset by a decrease in principal payments on our mortgages payable of approximately $23.8 million, an increase in cash provided by our revolving note payable, net of receipts, of approximately $2.8 million, a decrease in cash used to retire Limited Partnership Units of approximately $1.4 million and a decrease in cash used for loan costs of approximately $0.5 million. The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.5 million as of September 30, 2012.

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

On September 12, 2012, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on October 12, 2012, to limited partners of record at the close of business on September 28, 2012.

We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by September 30, 2012, we are obligated to incur expenditures of approximately $0.5 million funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We are also committed to approximately $0.9 million at our Nashville properties for roof replacements primarily funded by insurance proceeds due to storm damage. This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal or refinancing of our revolving note payable coming due in the next twelve months.

Our availability to draw on our $10.0 million revolving note payable was approximately $3.3 million as of September 30, 2012.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012. The building is managed by an affiliate of NTS Development Company.  At September 30, 2012, we had funded approximately $5.1 million pursuant to our 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. The joint venture expects to invest a total of $20.5 million in the construction of the building and completion of tenant space.  We have funded and intend to fund any remaining investment with cash on hand, cash from operations and borrowing on our revolving note payable.

On May 1, 2012, we purchased a 2.7-acre tract of land located adjacent to The Willows of Plainview Apartments in Louisville, Kentucky for approximately $0.4 million funded from borrowings on our revolving note payable. We anticipate constructing a multifamily apartment complex on the land beginning in late 2012 or early 2013.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in mid to late 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from cash on hand, cash from operations or borrowing on new or existing debt.  We anticipate the joint venture entering into a construction financing agreement with a bank.

Property Transactions

Acquisitions

During the nine months ended September 30, 2012 and 2011, we did not acquire any properties.

Dispositions

During the nine months ended September 30, 2012 and 2011, we did not dispose of any properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of September 30, 2012 under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One — Three Years	Three — Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$343,216,575	$24,494,820	$63,436,034	$51,097,411	$204,188,310
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$343,216,575	$24,494,820	$63,436,034	$51,097,411	$204,188,310

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $50.8 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at September 30, 2012 was 3.4%.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of September 30, 2012, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, no units were purchased by the entities created or controlled by Mr. Nichols pursuant to the previously announced trading plans.  The table below summarizes activity pursuant to these plans for the three months ended September 30, 2012.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
July 2012	-	$	N/A	493,969	(2)		(1)

August 2012	-	$	N/A	493,969	(2)		(1)

September 2012	-	$	N/A	493,969	(2)		(1)

Total	-	$	N/A	493,969	(2)		(1)

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

Item 4 – Mine Safety Disclosures

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	November 9, 2012

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	November 9, 2012