Form 10-K
period 2012-12-31
NTS REALTY HOLDINGS LP
filed 2013-03-22
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number   001-32389

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware	41-2111139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Hurstbourne Parkway Suite 300 Louisville, Kentucky	40222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Limited Partnership Units	NYSE MKT

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant’s limited partnership units held by nonaffiliates of the registrant was $13,108,105, based on the closing price of the NYSE MKT.  As of March 22, 2013, there were 11,095,274 limited partnership units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2013 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a Delaware limited partnership in 2003, but had no operations and a limited amount of assets until December 28, 2004.  On that date, a series of predecessor partnerships merged with us, while other entities affiliated with our general partners contributed assets and liabilities to us.  On December 29, 2004, our limited partnership units (the “Units”) began to be listed for trading on the American Stock Exchange under the trading symbol “NLP.”  Our Units currently are listed on the NYSE MKT, which is the American Stock Exchange’s successor.  As used in this Form 10-K, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

As of  December 31, 2012, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 7 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 735,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

In 2005 and 2009 the independent directors engaged an independent nationally recognized real estate expert (the “Expert”) to assist them in their review of the various management agreements between us and NTS Development.  The Expert made suggestions as to the types and amounts of fees and reimbursements to be included in the management agreements and assisted in the drafting and amending of the management agreements.  The management agreements in effect at December 31, 2012 renew annually unless terminated pursuant to their terms.  The independent directors review the management agreements periodically.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.

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

As noted above, “net cash flow from operations” may be reduced by the amount of reserves as determined by us each quarter.  NTS Realty Capital may establish these reserves for, among other things, working capital or capital improvement needs.  Therefore, there is no assurance that we will have “net cash flow from operations” from which to pay distributions in the future.  For example, our partnership agreement permits our managing general partner to reinvest sales or refinance proceeds in new or existing properties or to create reserves to fund future capital expenditures.  Because “net cash flow from operations” is calculated after reinvesting sales or refinancing proceeds or establishing reserves, we may not have any “net cash flow from operations” from which to pay distributions.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols, Chairman of the Board of NTS Realty Capital, our managing general partner.  As of December 31, 2012, Mr. Nichols beneficially owns approximately 61.7% of our issued and outstanding Units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the merger or contribution.  These affiliates may acquire additional properties in the future, which may be located adjacent to properties that we acquired in the merger or contribution.

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

Going Private Proposal

On December 27, 2012, NTS Realty and NTS Realty Capital entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NTS Merger Parent, LLC (“Parent”), an entity controlled by our founder and Chairman, J.D. Nichols, and our President and Chief Executive Officer, Brian F. Lavin, and NTS Merger Sub, LLC (“Merger Sub”, and together with Mr. Nichols, Mr. Lavin, Parent and certain of their respective affiliates, the “Purchasers”), a wholly-owned subsidiary of Parent.  Upon consummation of the transactions proposed in the Merger Agreement, Merger Sub would merge with and into NTS Realty and NTS Realty would continue as the surviving entity (the “Merger”).

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units other than Units owned by the Purchasers, will be cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”).  Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding Units not owned by the Purchasers; and

•                  receipt by the Purchasers of financing pursuant to a debt commitment letter, which has been obtained from an unaffiliated financing source on commercially standard terms (the “Commitment Letter”), that is sufficient to pay the Merger Consideration and related expenses of the transaction.

The Merger Agreement may be terminated by either the Purchasers or us (by action of the special committee of the board of directors of NTS Realty Capital) if the merger has not been consummated by September 30, 2013 or if the special committee has effected a change in recommendation by, among other possible actions, approving, recommending or entering into an agreement with respect to an alternative transaction involving a substantial portion of our equity interests or assets.

Also on December 27, 2012, we entered into a Voting and Support Agreement (the “Support Agreement”) with the Purchasers in which they have agreed to vote their Units in favor of approving the Merger Agreement and the Merger.  As of the date hereof, the Purchasers collectively own of record Units representing approximately 59% of the aggregate voting power entitled to vote on approval of the Merger Agreement.

The Merger and related transactions are expected to be completed in the first half of 2013.  However, there can be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 Fifth Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A — RISK FACTORS

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

The failure to complete the going private merger could adversely affect the price of our units and otherwise have an adverse effect on us.

There can be no assurance that the conditions to the completion of the Merger, many of which are out of our control, will be satisfied by the September 30, 2013 deadline set forth in the Merger Agreement.  Among other things, we cannot be certain that (i) holders of a majority of our units (other than the Purchasers) will vote in favor of the Merger and the Merger Agreement; or that (ii) no injunction will be granted in any of the three pending unitholder lawsuits challenging the Merger (as described elsewhere in this Form 10-K).

If the proposed Merger is not completed, the price of our units could fall to the extent that the current market price of our units reflects an assumption that a transaction will be completed.  Further, a failed transaction may result in negative publicity and/or negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners.

Additionally, we are subject to the following risks related to the Merger:

• Certain costs relating to the Merger, including legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.

• Our management’s and our employees’ attention may be diverted from our day-to-day operations, we may experience unusually high employee attrition and our business and customer relationships may be disrupted.

We are subject to litigation related to the proposed Merger.

As previously disclosed in Current Reports on Form 8-K and Item 3 of this Annual Report, three putative unitholder class action lawsuits have been filed relating to the proposed Merger.  These lawsuits are as follows: (i) Dannis, Stephen, et al. v. Nichols, J.D., et al., in the Jefferson County Circuit Court of the Commonwealth of Kentucky, Case No. 13-CI-00452; (ii) R. Jay Tejera v. NTS Realty Holdings LP et al., in the Court of Chancery of the State of Delaware, Civil Action No.8302-VCP; and (iii) Gerald A. Wells v. NTS Realty Holdings LP et al., in the Court of Chancery of the State of Delaware, Civil Action No. 8322-VCP.  The lawsuits name as defendants NTS Realty, NTS Realty Capital and members of the board of directors of NTS Realty Capital, among other defendants.  The lawsuits challenge the Merger and allege claims of breach of fiduciary duty on behalf of a purported class of unitholders of NTS Realty.

It is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Merger or seek monetary relief from us.  While we believe that the allegations made in these lawsuits are without merit and we intend to vigorously defend against them, we cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve the lawsuits.  An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the Merger.  In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial.  Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

Anyone buying Units for more than $7.50 per Unit is unlikely to receive more than $7.50 per Unit for as long as the Merger Agreement remains in effect.

The Merger Agreement provides that upon consummation of the Merger, each Unit (except for Units owned by Messrs. Nichols and Lavin and certain of their affiliates), will be cancelled and converted into the right to receive $7.50 in cash, without interest.  It is likely that the Merger Consideration will act as a cap on the market price of our Units until the Merger is consummated or the Merger Agreement is terminated.  Therefore, it is unlikely that anyone selling Units before consummation of the Merger will receive more than $7.50 per Unit.

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of December 31, 2012, Mr. J.D. Nichols beneficially owns approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their Units over their current trading prices.

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

In addition to the putative class action litigation described above related to the proposed Merger, claims have been brought against us in various legal proceedings, which have not had, and are not expected to have, a material adverse effect on our business or financial condition.  Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

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

The Exposure Draft does not include a proposed effective date; however, the Boards plan to re-expose the proposed lease accounting standard in the first half of 2013 followed by a final standard.

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

Investment in Units by tax-exempt entities, including employee benefit plans and individual retirement accounts, regulated investment companies or mutual funds and non-U.S. persons raises issues unique to them.  For example, a significant amount of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to such holders.  Very little of our income will be qualifying income to a regulated investment company.  Distributions to non-U.S. persons will be reduced by withholding tax at the highest marginal tax rate applicable to individuals, and non-U.S. holders will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

General

We own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 7 commercial properties, 15 multifamily properties and 2 retail properties.  Set forth below is a description of each property:

Wholly-Owned Properties

Commercial Properties

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 126,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2012, there were 8 tenants leasing office space aggregating approximately 123,300 square feet.  NTS Center’s tenants are professional service entities, principally in secondary education, communications and information services. One of these tenants individually leases more than 10% of the net rentable area at NTS Center.  NTS Center was 97% occupied as of December 31, 2012.

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2012, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2012.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,200 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2012, there were 19 tenants leasing space aggregating approximately 85,700 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services, telecommunication and dental equipment suppliers.  Three of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 86% occupied as of December 31, 2012.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 95,600 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2012, there were 14 tenants leasing space aggregating approximately 66,100 square feet.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 69% occupied as of December 31, 2012.

•                  Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,800 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2012, there were 2 tenants leasing space aggregating approximately 31,000 square feet.  The tenants are professional service entities, principally in real estate development and engineering.  Both of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 80% occupied as of December 31, 2012.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 198,200 net rentable square feet in Atlanta, Georgia.  As of December 31, 2012, there were 38 tenants leasing space aggregating approximately 136,800 square feet, including approximately 2,300 square feet which was leased but unoccupied.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually leases more than 10% of the net rentable area at Peachtree Corporate Center.  Peachtree Corporate Center was 68% occupied as of December 31, 2012.

Multifamily Properties

•                  Park Place Apartments, which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989, and Phase III was constructed in 2000.  Park Place was 95% occupied as of December 31, 2012.

•                  The Willows of Plainview Apartments, which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on two tracts of land totaling 19.1-acres in Louisville, Kentucky.  The Willows of Plainview was 98% occupied as of December 31, 2012.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18-acre tract in Indianapolis, Indiana.  Willow Lake was 92% occupied as of December 31, 2012.

•                  The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 232-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  The Lakes was 93% occupied as of December 31, 2012.

•                  The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  The Grove at Richland was 96% occupied as of December 31, 2012.

•                  The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on a 12.1-acre tract in Nashville, Tennessee.  The Grove at Whitworth was 96% occupied as of December 31, 2012.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Richmond, Virginia.  The Grove at Swift Creek was 95% occupied as of December 31, 2012.

•                  Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 16-acre tract in Indianapolis, Indiana.  Castle Creek was 95% occupied as of December 31, 2012.

•                  Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  Lake Clearwater was 93% occupied as of December 31, 2012.

•                  Parks Edge Apartments (formerly Shelby Farms Apartments), which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30.2-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007.  Parks Edge was 97% occupied as of December 31, 2012.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is an approximately 35,000 square foot facility in Louisville, Kentucky.  As of December 31, 2012, one tenant was leasing all 35,000 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Bed, Bath & Beyond was 100% occupied as of December 31, 2012.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2012, there were 5 tenants leasing space aggregating approximately 7,100 square feet.  The tenants include retail and financial services entities.  One of these tenants individually leases more than 10% of the net rentable area at Springs Station.  Springs Station was 59% occupied as of December 31, 2012.

Consolidated Joint Venture Properties

Multifamily Properties

•                  Golf Brook Apartments, which was purchased in 2009 and constructed between 1987 and 1988, is a 195-unit luxury apartment complex located on a 19.2-acre tract in Orlando, Florida.  Golf Brook was 93% occupied as of December 31, 2012.  We own a 51% interest in this property.

•                  Sabal Park Apartments, which was purchased in 2009 and constructed in 1986, is a 162-unit luxury apartment complex located on a 14.3-acre tract in Orlando, Florida.  Sabal Park was 93% occupied as of December 31, 2012.  We own a 51% interest in this property.

•                  Lakes Edge Apartments, which was purchased in 2010 and constructed in 2000, is a 362-unit luxury apartment complex located on a 31.6-acre tract in Orlando, Florida.  Lakes Edge was 95% occupied as of December 31, 2012.  We own a 73.5% interest in this property.

Unconsolidated Investments in Tenants In Common Properties

Multifamily Properties

•                  The Overlook at St. Thomas Apartments, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  The Overlook at St. Thomas was 98% occupied as of December 31, 2012.  We own a 60% tenant in common interest in this property.

•                  Creek’s Edge at Stony Point Apartments, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  Creek’s Edge at Stony Point was 96% occupied as of December 31, 2012.  We own a 51% tenant in common interest in this property.

Unconsolidated Joint Venture Property

Commercial Property

•                  600 North Hurstbourne, which was constructed by Campus One LLC and completed in 2012, is a  business center with approximately 125,000 net rentable square feet in Louisville, Kentucky. As of December 31, 2012, there were 4 tenants leasing space aggregating approximately 95,700 square feet.  The tenants include professional service entities, principally in real estate, financial services and the horse racing industry. Three of these tenants individually lease more than 10% of the net rentable area at 600 North Hurstbourne. 600 North Hurstbourne was 77% occupied as of December 31, 2012. We own a 49% interest in this property.

Properties Under Construction

Wholly-Owned Property

Multifamily Property

•                  The Lofts at the Willows of Plainview, which was purchased in May 2012, is a 2.7-acre tract of land located adjacent to The Willows of Plainview Apartments in Louisville, Kentucky.  We anticipate constructing a multifamily apartment complex, known as The Lofts at the Willows of Plainview, on the land beginning in 2013.

Unconsolidated Joint Venture Property

Commercial Property

•                  Campus Two LLC, which was formed in October 2012, is constructing an approximately 125,000 square foot office building in Louisville, Kentucky, known as 700 North Hurstbourne.  We anticipate construction to be completed in mid to late 2014.  We own a 49% interest in this property.

Corporate Headquarters

Our executive offices are located at 600 North Hurstbourne Parkway, Suite 300, Louisville, Kentucky 40222 and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2012	2011	2010
COMMERCIAL OCCUPANCY
NTS Center	86%	82%	57%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	87%	82%	82%
Lakeshore Business Center Phase II	70%	74%	79%
Lakeshore Business Center Phase III	87%	100%	100%
Peachtree Corporate Center (1)	69%	75%	71%
COMMERCIAL PORTFOLIO OCCUPANCY	79%	81%	76%
COMMERCIAL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.74	$11.79	$12.15

MULTIFAMILY OCCUPANCY
Park Place Apartments	96%	97%	95%
The Willows of Plainview Apartments	98%	98%	97%
Willow Lake Apartments	95%	98%	98%
The Lakes Apartments	96%	98%	96%
The Grove at Richland Apartments	98%	99%	97%
The Grove at Whitworth Apartments	98%	99%	97%
The Grove at Swift Creek Apartments	90%	92%	91%
Castle Creek Apartments	97%	97%	98%
Lake Clearwater Apartments	98%	96%	96%
Parks Edge Apartments	97%	97%	98%
Golf Brook Apartments	94%	95%	93%
Sabal Park Apartments	95%	96%	94%
Lakes Edge Apartments	94%	89%	91%
MULTIFAMILY PORTFOLIO OCCUPANCY	96%	96%	96%
MULTIFAMILY PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$12,384	$11,686	$11,090

	Years Ended December 31,
	2012	2011	2010
RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Springs Station (2)	59%	69%	100%
RETAIL PORTFOLIO OCCUPANCY	90%	92%	100%
RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.55	$12.65	$12.99
COMMERCIAL AND RETAIL PORTFOLIO OCCUPANCY	80%	82%	77%
COMMERCIAL AND RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.81	$11.86	$12.23

MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON OCCUPANCY
The Overlook at St. Thomas Apartments	97%	97%	95%
Creek’s Edge at Stony Point Apartments	94%	94%	94%
MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON PORTFOLIO OCCUPANCY	96%	96%	95%
MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$12,637	$12,082	$11,729

COMMERCIAL UNCONSOLIDATED JOINT VENTURE OCCUPANCY
600 North Hurstbourne	54%	N/A	N/A
COMMERCIAL UNCONSOLIDATED JOINT VENTURE PORTFOLIO OCCUPANCY	54%	N/A	N/A
COMMERCIAL UNCONSOLIDATED JOINT VENTURE PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$20.73	N/A	N/A

(1)         We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  Peachtree Corporate Center was 68% occupied and 69% leased as of December 31, 2012.

(2)         We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  Springs Station was 59% occupied and 59% leased as of December 31, 2012.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent from continuing operations as of December 31, 2012.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent	Lease Expiration
Insight Communications (2)	76,652	$577,967	1.01%	08/31/21
Social Security Administration (3)	16,197	553,908	0.97%	11/30/19
ECI Telecom (3)	29,287	429,421	0.75%	03/31/18
Clarke Checks (2)	50,000	410,667	0.72%	08/31/15
Bed, Bath & Beyond (2)	34,953	401,960	0.70%	01/31/15
John J. Kirlin, Inc. (3)	20,135	288,408	0.51%	08/10/14
Patterson Dental Supply (3)	15,497	224,784	0.39%	10/31/13
McKendree University (2)	11,339	195,532	0.34%	03/14/17
Reynolds, Smith and Hills, Inc. (3)	10,840	185,942	0.33%	03/31/19
Kimley-Horn and Associates (3)	12,061	182,764	0.32%	02/28/14

(1)         Annualized Base Rent means annual rental income.

(2)         A tenant of a Louisville, Kentucky property.

(3)         A tenant of a Fort Lauderdale, Florida property.

Lease Expirations

The following table sets forth the number of expiring leases, the total area in square feet covered by such leases, the annual rent represented by such leases at December 31, 2012 and the percentage of gross annual rent represented by such leases for our commercial and retail properties. We do not include the lease expirations for our multifamily properties as those lease contracts are typically for one year or less.

	Number of Expiring Leases	Approximate Square Feet of Expiring Leases	Approximate Annual Rent of Expiring Leases	Percentage of Gross Annual Rent of Expiring Leases
Expiration Year
2013	28	129,200	$1,500,000	23.5%
2014	23	82,700	926,000	14.5%
2015	20	133,000	1,299,000	20.3%
2016	8	26,800	275,000	4.3%
2017	3	19,500	282,000	4.4%
2018	1	29,300	433,000	6.8%
2019	2	27,000	746,000	11.7%
2020	-	-	-	-
2021	1	76,700	915,000	14.3%
Thereafter	1	1,900	10,000	0.2%
Total	87	526,100	$6,386,000	100%

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly, through a wholly-owned subsidiary, as consolidated joint venture investments, as unconsolidated investments in tenants in common, or as an unconsolidated joint venture investment as of December 31, 2012.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2012, the Libor Rate was 0.21%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Wholly-Owned Properties and Consolidated Joint Venture Properties	Interest Rate	Maturity Date	Balance as of December 31, 2012
Lakeshore Business Center Phases I, II and III (1)	Libor + 3.50%	09/01/14	$20,196,602
Clarke American (2)	8.45%	11/01/15	1,123,399
The Lakes Apartments (3)	5.11%	12/01/14	10,737,113
Parks Edge Apartments (4)	6.03%	09/01/18	25,954,857
Castle Creek Apartments (5)	5.40%	01/01/20	13,341,798
The Grove at Richland Apartments (6)	5.40%	01/01/20	25,925,048
The Grove at Swift Creek Apartments (7)	5.40%	01/01/20	16,174,350
The Grove at Whitworth Apartments (8)	5.40%	01/01/20	26,573,174
Lake Clearwater Apartments (9)	5.40%	01/01/20	10,936,529
Park Place Apartments (10)	5.40%	01/01/20	29,405,726
Willow Lake Apartments (11)	5.40%	01/01/20	10,509,246
The Willows of Plainview Apartments (12)	5.40%	01/01/20	17,206,550
Golf Brook Apartments (13)	Libor + 3.33%	07/01/16	14,241,632
Sabal Park Apartments (14)	Libor + 3.50%	07/01/16	9,356,127
Lakes Edge Apartments (15)	5.09%	05/01/18	24,700,000
NTS Realty I (16)	Libor + 2.50%	09/30/13	8,284,214
NTS Realty II (17)	2.99%	10/28/13	105,951
			$264,772,316

Unconsolidated Investment in Tenants In Common Properties
The Overlook at St. Thomas Apartments (18)	5.72%	04/11/17	$33,174,478
Creek’s Edge at Stony Point Apartments (19)	5.99%	11/15/17	$21,830,408

Unconsolidated Joint Venture Property
600 North Hurstbourne (20)	Libor + 2.40%	12/14/14	$9,032,551

(1)         This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin.  A balloon payment of $19,520,801 is due upon maturity.

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

(13)  A balloon payment of $13,233,271 is due upon maturity.

(14)  A balloon payment of $8,713,461 is due upon maturity.

(15)  A balloon payment of $22,844,451 is due upon maturity.

(16)  A balloon payment of $8,302,297 is due upon maturity.

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

Our mortgages may be prepaid, but are generally subject to a yield-maintenance premium or defeasance.

Property Tax

The following table sets forth for each property that we own wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, the property tax rate and annual property taxes.

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES-2012

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	2.02	$183,203
FL	Lakeshore Business Center Phase II	2.02	182,922
FL	Lakeshore Business Center Phase III	2.02	83,444
FL	Golf Brook Apartments	1.54	256,640
FL	Sabal Park Apartments	1.54	173,206
FL	Lakes Edge Apartments	1.98	612,578
GA	Peachtree Corporate Center	3.46	122,022
IN	Willow Lake Apartments	2.27	290,366
IN	The Lakes Apartments	2.27	300,572
IN	Castle Creek Apartments	1.95	444,211
IN	Lake Clearwater Apartments	1.95	349,862
KY	Bed, Bath & Beyond	1.25	27,728
KY	Clarke American	1.20	38,738
KY	NTS Center	1.20	80,801
KY	The Willows of Plainview Apartments	1.20	162,782
KY	Park Place Apartments	1.14	297,168
KY	Springs Station	1.25	21,440
KY	The Overlook at St. Thomas Apartments	1.05	438,546
TN	Parks Edge Apartments	7.13	990,611
TN	The Grove at Richland Apartments	4.66	486,948
TN	The Grove at Whitworth Apartments	4.66	540,059
VA	The Grove at Swift Creek Apartments	0.95	214,292
VA	Creek’s Edge at Stony Point Apartments	1.20	315,120
			$6,613,259

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

ITEM 3 — LEGAL PROCEEDINGS

On January 27, 2013, we received notice that Dannis, Stephen, et al. v. Nichols, J.D., et al., Case No. 13-CI-00452, a putative unitholder class action lawsuit, was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, NTS Merger Parent, LLC and NTS Merger Sub (“Merger Sub”) alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  On March 14, 2013, plaintiffs filed an amended complaint and added NTS Development Company and NTS Management Company as additional defendants. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated.  We believe these allegations are without merit and we intend to vigorously defend against them.

On February 12, 2013, we received notice that R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP , another putative unitholder class action lawsuit, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, NTS Merger Parent, LLC and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  The complaint seeks, among other things, money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., a Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty

Capital, NTS Merger Parent, LLC, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  The complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. We believe these allegations are without merit and we intend to vigorously defend against them.

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  We expect plaintiffs in the consolidated Delaware action to file a consolidated complaint.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

ITEM 4 — MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our Units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our Units ceased trading on the American Stock Exchange and now trade on the NYSE MKT under the symbol NLP.  The NYSE MKT is the successor to the American Stock Exchange.  The approximate number of record holders of our Units at December 31, 2012 was 2,935.

High and low Unit prices for the period January 1, 2012 through December 31, 2012 were $7.29 to $3.00, respectively.  Quarterly distributions are primarily based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low Unit prices for the period January 1, 2011 through December 31, 2011 were $4.16 to $2.43, respectively.  Quarterly distributions are primarily based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our limited partnership units on the NYSE MKT and distributions declared for each quarter during the years ended December 31, 2012 and 2011.

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
High	$3.68	$3.66	$5.15	$7.29
Low	$3.10	$3.01	$3.00	$4.85
Distributions declared	$554,764	$554,764	$554,764	$554,763

2011
High	$3.82	$3.44	$3.99	$4.16
Low	$3.20	$3.10	$2.43	$2.77
Distributions declared	$569,038	$554,764	$554,764	$554,763

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

During the year ended December 31, 2012, no Units were purchased by the entities created or controlled by Mr. Nichols pursuant to the trading plans announced on December 1, 2010.

The table below summarizes activity pursuant to these plans for the quarterly period ended December 31, 2012.

Period	Total Number of Units Purchased	Average Price Paid Per Unit		Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Units That May Yet Be Purchased Under the Plans or Programs
October 2012	-	$	N/A	493,969	(2)		(1)

November 2012	-	$	N/A	493,969	(2)		(1)

December 2012	-	$	N/A	493,969	(2)		(1)

Total	-	$	N/A	493,969	(2)		(1)

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

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2012, 2011, 2010, 2009 and 2008.  We have derived the consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our audited financial statements.

SUMMARY OF CONSOLIDATED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008

STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$55,437,445	$52,823,586	$45,997,593	$42,730,803	$39,141,215
Tenant reimbursements	1,828,857	1,811,459	1,901,333	1,787,103	1,775,192

Total revenue	57,266,302	54,635,045	47,898,926	44,517,906	40,916,407

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	21,886,775	22,089,532	18,208,032	15,572,095	13,778,917
Management fees	2,855,911	2,725,479	2,365,301	2,205,739	2,033,277
Property taxes and insurance	7,557,006	6,735,437	6,043,391	6,494,311	5,629,338
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	4,155,593	2,578,381	2,669,501	2,707,216	2,878,772
Depreciation and amortization	17,808,970	18,246,506	17,973,060	17,304,344	14,696,081

Total expenses	54,264,255	52,375,335	47,259,285	44,283,705	39,016,385

OPERATING INCOME	3,002,047	2,259,710	639,641	234,201	1,900,022

Interest and other income	100,238	784,798	240,438	293,462	405,673
Interest expense	(13,999,712)	(14,145,721)	(12,893,896)	(16,191,885)	(11,353,202)
Loss on disposal of assets	(230,784)	(186,770)	(233,287)	(207,482)	(168,419)
Loss from investments in joint ventures	(173,430)	(3,163)	(1,407)	-	-
Loss from investments in tenants in common	(1,663,916)	(1,846,169)	(1,901,809)	(2,137,128)	(2,377,927)

LOSS FROM CONTINUING OPERATIONS	(12,965,557)	(13,137,315)	(14,150,320)	(18,008,832)	(11,593,853)
Discontinued operations, net	-	-	31,039	337,692	433,306
Gain on sale of discontinued operations	-	-	1,783,282	-	18,910,133

CONSOLIDATED NET (LOSS) INCOME	(12,965,557)	(13,137,315)	(12,335,999)	(17,671,140)	7,749,586
Net loss attributable to noncontrolling interests	(943,028)	(1,100,956)	(939,606)	(491,553)	-

NET (LOSS) INCOME	$(12,022,529)	$(12,036,359)	$(11,396,393)	$(17,179,587)	$7,749,586

Distributions declared	$2,219,055	$2,233,329	$2,276,152	$2,276,152	$3,528,036

Distributions declared per limited partnership unit	$0.20	$0.20	$0.20	$0.20	$0.31

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$285,383,595	$300,235,083	$313,513,669	$296,699,646	$278,847,073
Total assets	301,564,379	314,380,710	328,565,643	321,581,865	294,115,079
Mortgages and notes payable	264,772,316	263,584,959	267,870,876	246,088,305	203,561,669

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Going Private Proposal

On December 27, 2012, NTS Realty and NTS Realty Capital entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NTS Merger Parent, LLC (“Parent”), an entity controlled by our founder and Chairman, J.D. Nichols, and our President and Chief Executive Officer, Brian F. Lavin, and NTS Merger Sub, LLC (“Merger Sub”, and together with Mr. Nichols, Mr. Lavin, Parent and certain of their respective affiliates, the “Purchasers”), a wholly-owned subsidiary of Parent.  Upon consummation of the transactions proposed in the Merger Agreement, Merger Sub would merge with and into NTS Realty and NTS Realty would continue as the surviving entity (the “Merger”).

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units other than Units owned by the Purchasers, will be cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”).  Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $583,313 is expected to be paid to the non-employee directors of NTS Realty Capital.  See Part II, Item 8, Note 14 — Deferred Compensation Plans.  Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding Units not owned by the Purchasers; and

•                  receipt by the Purchasers of financing pursuant to a debt commitment letter, which has been obtained from an unaffiliated financing source on commercially standard terms (the “Commitment Letter”), that is sufficient to pay the Merger Consideration and related expenses of the transaction.

The Merger Agreement may be terminated by either the Purchasers or us (by action of the special committee of the board of directors of NTS Realty Capital) if the merger has not been consummated by September 30, 2013 or if the special committee has effected a change in recommendation by, among other possible actions, approving, recommending or entering into an agreement with respect to an alternative transaction involving a substantial portion of our equity interests or assets.

Also on December 27, 2012, we entered into a Voting and Support Agreement (the “Support Agreement”) with the Purchasers in which they have agreed to vote their Units in favor of approving the Merger Agreement and the Merger.  As of the date hereof, the Purchasers collectively own of record Units representing approximately 59% of the aggregate voting power entitled to vote on approval of the Merger Agreement.

The Merger and related transactions are expected to be completed in the first half of 2013.  However, there can be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

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

Impairment and Valuation

Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining” on a historical consolidating basis, cash collected for rent exceeded rental income by approximately $6,000 for the year ended December 31, 2012.  Rental income exceeded the cash collected for rent by approximately $0.1 million for the year ended December 31, 2011.  Cash collected for rent exceeded rental income by approximately $0.1 million for the year ended December 31, 2010.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than sixty days and tenants with outstanding balances due for a period less than sixty days but that we believe are potentially uncollectible.

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

The components of the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010 are outlined below.

	Years Ended December 31,
	2012	2011	2010
Operating activities	$7,054,000	$12,305,000	$3,086,000
Investing activities	(5,704,000)	(7,135,000)	(33,617,000)
Financing activities	(1,274,000)	(4,185,000)	19,477,000

Net increase (decrease) in cash and equivalents	$76,000	$985,000	$(11,054,000)

Cash Flow from Operating Activities

Net cash provided by operating activities decreased to approximately $7.1 million compared to approximately $12.3 million for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately $5.2 million was primarily due to decreased cash provided by other assets of approximately $1.7 million, primarily consisting of a decrease in cash received of approximately $2.0 million for payments of notes receivable issued in 2008 and 2011, partially offset by a decrease in cash used to satisfy prepaid expenses and prepaid insurance of approximately $0.3 million. The decrease in net cash provided was also due to increased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $1.6 million, increased restricted cash of approximately $1.5 million and decreased cash provided by results of operations of approximately $0.4 million. The remaining increases and decreases in cash were individually immaterial.

Net cash provided by operating activities increased to approximately $12.3 million from $3.1 million for the years ended December 31, 2011 and 2010, respectively.  The increase of approximately $9.2 million was primarily related to increased cash provided by other assets of approximately $5.8 million consisting primarily of a $3.0 million payment on note receivable issued in 2010, decreased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $2.4 million and increased cash provided by results of operations of approximately $1.3 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $5.7 million compared to approximately $7.1 million for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately $1.4 million was primarily due to decreased cash used for additions to land, buildings and amenities of approximately $1.7 million, partially offset by increased cash used to invest in our joint ventures with an unaffiliated third party of approximately $0.3 million. The remaining increases and decreases in cash were individually immaterial.

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

Cash Flow from Financing Activities

Net cash used in financing activities decreased to approximately $1.3 million compared to approximately $4.2 million for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately $2.9 million was primarily due to decreased principal payments on our mortgages payable of approximately $23.7 million, increased cash provided by our revolving note payable, net of receipts, of approximately $6.4 million, decreased cash used to retire Limited Partnership Units of approximately $1.4 million and decreased cash used for loan costs of approximately $0.5 million.  The decrease in net cash used was partially offset by decreased proceeds from our mortgages payable of approximately $24.7 million, decreased cash provided by contributions from noncontrolling interest holders of approximately $4.2 million and increased cash used for distributions to noncontrolling interest holders of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Net cash used in financing activities was approximately $4.2 million compared to net cash provided by financing activities of approximately $19.5 million for the years ended December 31, 2011 and 2010, respectively.  The change of approximately $23.7 million was primarily due to borrowing approximately $24.5 million in 2010 for the financing of Lakes Edge Apartments, an increase in cash used by our revolving notes payable, net of receipts, of approximately $3.6 million and an increase in cash used to retire Limited Partnership Units of approximately $1.4 million.  These uses of cash were offset by cash provided by contributions from noncontrolling interest holders in our properties of approximately $4.1 million and a decrease in principal payments on our mortgage payable of approximately $1.7 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $1.2 million as of December 31, 2012.

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

We have approximately $8.4 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10 million revolving note payable to a bank that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.  As of December 31, 2012, our availability to draw on our revolving note payable was approximately $1.7 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

We made quarterly distributions of $0.05 per unit to our limited partners of record on April 13, 2012, July 13, 2012, October 12, 2012, and January 15, 2013, respectively.  We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.

We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by December 31, 2012, we are obligated to incur expenditures of approximately $0.2 million funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We expect to fund these expenditures by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months.  This discussion of future liquidity details our material commitments. We anticipate repaying, seeking renewal of or refinancing our revolving note payable coming due in the next twelve months.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012.  The building is managed by an affiliate of NTS Development Company.  At December 31, 2012, we had funded approximately $5.1 million pursuant to our 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank.  The joint venture expects to invest a total of approximately $20.5 million in the construction of the building and completion of tenant space.  The joint venture has invested approximately $10.4 million to date as of December 31, 2012. We have funded and intend to fund any remaining investment with cash on hand, cash from operations and borrowing on our revolving note payable.

On May 1, 2012, we purchased a 2.7-acre tract of land located adjacent to The Willows of Plainview Apartments in Louisville, Kentucky for approximately $0.4 million funded from borrowings on our revolving note payable.   We anticipate constructing a multifamily apartment complex on the land beginning in 2013. We intend to fund this construction with proceeds from cash on hand, cash from operations or borrowing on our revolving note payable or on a new construction note payable.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in mid to late 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from cash on hand, cash from operations or borrowing on new or existing debt.  At December 31, 2012, we have funded approximately $0.1 million of this commitment.  We anticipate the joint venture entering into a construction financing agreement with a bank.  The joint venture expects to invest a total of approximately $24.0 million in the construction of the building and completion of tenant space.

On January 31, 2013, we entered into a contract to purchase a 4.1-acre tract of land located adjacent to Parks Edge Apartments in Memphis, Tennessee for approximately $0.2 million.  We intend to fund this purchase from cash on hand, cash from operations or borrowing on our revolving note payable.  We anticipate closing on the purchase during the second half of 2013.

Property Transactions

Acquisitions

During the years ended December 31, 2012 and 2011, we did not acquire any properties.

During the year ended December 31, 2010, we made the following property acquisition:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Lakes Edge Apartments (1)	Orlando, FL	362	100%	December, 2010	$37,075,000

(1)         Purchased with a $24.5 million mortgage payable to a bank and $8.2 million on our revolving notes payable.  On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.1 million to Lakes Edge Apartments, which reduced our ownership to 73.5% for the property.

Dispositions

During the years ended December 31, 2012  and 2011 we did not dispose of any properties.

During the year ended December 31, 2010, we made the following property dispositions:

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

No assets or liabilities were classified as held for sale on our balance sheets at December 31, 2012 or 2011.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
REVENUE:
Rental income	$-	$-	$145,568
Tenant reimbursements	-	-	-

Total revenue	-	-	145,568

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	-	-	89,664
Management fees	-	-	4,229
Property taxes and insurance	-	-	27,097
Depreciation and amortization	-	-	-

Total expenses	-	-	120,990

DISCONTINUED OPERATING INCOME	-	-	24,578

Interest and other income	-	-	6,953
Interest expense	-	-	(492)

DISCONTINUED OPERATIONS, NET	$-	$-	$31,039

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 AS COMPARED TO DECEMBER 31, 2011

AS COMPARED TO DECEMBER 31, 2010

This section includes our actual results of operations for the years ended December 31, 2012, 2011 and 2010.  As of December 31, 2012, we owned wholly, as a tenant in common with an unaffiliated third party, or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 7 commercial properties, 15 multifamily properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three years ended December 31, 2012, 2011 and 2010 was approximately $12.0 million, $12.0 million and $11.4 million, respectively.  There was no change in net loss for the year ended December 31, 2012 as compared to 2011. There was a $2.3 million increase in operating income across the multifamily segment, a $0.2 million decrease in net loss from our investments in tenants in common and a $0.2 million decrease in interest expense. This was partially offset by a $1.6 million increase in professional and administrative expenses and professional and administrative expenses reimbursed to affiliate, a $0.7 million decrease in interest and other income, a $0.2 million increase in net loss from our investments in joint ventures and a $0.2 million decrease in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the years ended December 31, 2012 and 2011.  The change in net loss for the year ended December 31, 2011 as compared to 2010 was primarily due to a $1.8 million decrease in gain on sale of discontinued operations, a $1.3 million increase in interest expense and a $1.3 million decrease in operating income from our acquisition of Lakes Edge Apartments (December 2010), referred to as our “2010 acquisition.”  This was partially offset by a $2.9 million increase in operating income across our remaining property operations, a $0.5 million increase in interest and other income and a $0.2 million increase in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the years ended December 31, 2011 and 2010.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements from continuing operations for the years ended December 31, 2012 and 2011 were approximately $57.3 million and $54.6 million, respectively.  The increase of $2.7 million, or 5%, was primarily the result of a $2.8 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,032 from $974 for the years ended December 31, 2012 and 2011, respectively. The increase was partially offset by a $0.1 million decrease in rental income and tenant reimbursements across the commercial segment primarily related to a decrease in average occupancy to 79% from 81% for the years ended December 31, 2012 and 2011, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2012 and 2011.

Rental income and tenant reimbursements from continuing operation for the years ended December 31, 2011 and 2010 were approximately $54.6 million and $47.9 million, respectively.  The increase of $6.7 million, or 14%, was primarily the result of a $6.6 million increase in rental income across the multifamily segment, primarily related to our 2010 acquisition, as well as an increase in the average monthly unit rental to $974 from $924 for the years ended December 31, 2011 and 2010, respectively.  The increase is also the result of a $0.2 million increase in rental income across the commercial segment primarily due to the increase in average occupancy to 81% from 76% for the years ended December 31, 2011 and 2010, respectively.  There were no other material offsetting changes in rental income and tenant reimbursement for the years ended December 31, 2011 and 2010.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses from continuing operations for the years ended December 31, 2012 and 2011 were approximately $15.7 million and $16.1 million, respectively.  The decrease of $0.4 million, or 2%, was primarily the result of a $0.2 million decrease in operating expenses across the commercial segment primarily related to less parking lot repair expense and a $0.2 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense. There were no other material offsetting changes in operating expenses for the years ended December 31, 2012 and 2011.

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

Operating expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2012 and 2011 were approximately $6.2 million and $6.0 million, respectively.  The increase of $0.2 million, or 3%, was primarily the result of a $0.2 million increase in operating expenses reimbursed to affiliate across the multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliate for the years ended December 31, 2012 and 2011.

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

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as operating expenses reimbursed to affiliate.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliate are for services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2012	2011	2010
Property	$4,145,000	$3,997,000	$3,649,000
Multifamily leasing	811,000	776,000	683,000
Administrative	1,125,000	1,045,000	887,000
Other	151,000	216,000	45,000

Total	$6,232,000	$6,034,000	$5,264,000

Management Fees

Management fees from continuing operations for the years ended December 31, 2012 and 2011 were approximately $2.9 million and $2.7 million, respectively.  The increase of $0.2 million, or 7%, was primarily the result of an increase in management fees across the multifamily segment primarily related to increased rental income.  There were no other material offsetting changes in management fees for the years ended December 31, 2012 and 2011.

Management fees from continuing operations for the years ended December 31, 2011 and 2010 were approximately $2.7 million and $2.4 million, respectively.  The increase of $0.3 million, or 13%, was primarily the result of an increase in management fees across our multifamily segment primarily related to our 2010 acquisition, increased occupancy and increased average rental income.  There were no other material offsetting changes in management fees for the years ended December 31, 2011 and 2010.

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

Property Taxes and Insurance

Property taxes and insurance from continuing operations for the years ended December 31, 2012 and 2011 were approximately $7.6 million and $6.7 million, respectively.  The increase of $0.9 million, or 13%, was primarily due to an increase of $0.8 million in property taxes across the multifamily segment. There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2012 and 2011.

Property taxes and insurance from continuing operations for the years ended December 31, 2011 and 2010 were approximately $6.7 million and $6.0 million, respectively.  The increase of $0.7 million, or 12%, was primarily due to an increase of $0.8 million in property taxes and insurance across the multifamily segment primarily related to our 2010 acquisition, which was partially offset by the decrease in property taxes at our Indianapolis properties.  The increase was also partially offset by $0.1 million in decreased property taxes and insurance across the commercial segment.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2011 and 2010.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses from continuing operations for the years ended December 31, 2012 and 2011 were approximately $2.3 million and $0.9 million, respectively.  The increase of $1.4 million was primarily the result of increased legal and professional fees primarily due to the going private proposal and increased deferred compensation expense primarily due to increased unit prices.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2012 and 2011.

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

Professional and administrative expenses reimbursed to affiliate from continuing operations for the years ended December 31, 2012 and 2011 were approximately $1.9 million and $1.6 million, respectively. The increase of $0.3 million, or 19%, was primarily due to increased personnel cost and compensation reimbursed to NTS Development Company.  There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2012 and 2011.

Professional and administrative expenses reimbursed to affiliate from continuing operations for each of the years ended December 31, 2011 and 2010 were approximately $1.6 million.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliate for the years ended December 31, 2011 and 2010.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.  The services provided by others are classified as professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliate are for the services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliate from continuing operations consisted approximately of the following:

	Years Ended December 31,
	2012	2011	2010
Finance	$495,000	$411,000	$417,000
Accounting	763,000	724,000	765,000
Investor relations	327,000	266,000	259,000
Human resources	23,000	21,000	15,000
Overhead	262,000	216,000	184,000

Total	$1,870,000	$1,638,000	$1,640,000

Depreciation and Amortization

Depreciation and amortization from continuing operations for the years ended December 31, 2012 and 2011 was approximately $17.8 million and $18.2 million, respectively.  The decrease of $0.4 million, or 2%, was primarily due to a decrease in depreciation and amortization of approximately $0.5 million spread across the multifamily segment partially offset by an increase in depreciation and amortization of approximately $0.1 million spread across the commercial segment. There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2012 and 2011.

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

Interest and Other Income

Interest and other income from continuing operations for the years ended December 31, 2012 and 2011 was approximately $0.1 million and $0.8 million, respectively.  The decrease of $0.7 million, or 88%, was primarily the result of a decrease in interest income earned on our notes receivable.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2012 and 2011.

Interest and other income from continuing operations for the years ended December 31, 2011 and 2010 was approximately $0.8 million and $0.2 million, respectively.  The increase was primarily the result of an increase in interest income earned on our notes receivable.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2011 and 2010.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2012 and 2011 was approximately $14.0 million and $14.1 million, respectively.  The decrease of $0.1 million, or 1%, was primarily the result of a decrease in interest expense spread across the multifamily segment.  There were no other material offsetting changes in interest expense for the years ended December 31, 2012 and 2011.

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

Loss on Disposal of Assets

The loss on disposal of assets from continuing operations for the years ended December 31, 2012, 2011, and 2010 can be attributed to assets that were not fully depreciated at the time of replacement spread primarily amongst the multifamily and commercial properties.

Loss From Investments in Joint Ventures

Loss from investments in joint ventures for the years ended December 31, 2012, 2011 and 2010 include net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are 600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in mid to late 2014. There were no other material offsetting changes in loss from investments in joint ventures for the years ended December 31, 2012, 2011 and 2010.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the years ended December 31, 2012, 2011 and 2010 include net operating losses attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the years ended December 31, 2012, 2011 and 2010.

During the year ended December 31, 2012, the continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero.  During the year ended December 31, 2011, the continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero. Subsequent to our investments being reduced to zero, we have recognized the losses in excess of our investment and recorded the resulting liability on our consolidated balance sheets.

Discontinued Operations, Net

There were no properties classified as discontinued operations for the years ended December 31, 2012 and 2011.  Net income from discontinued operations for the year ended December 31, 2010 was approximately $31,000.   Discontinued operations, net, for the year ended December 31, 2010 includes the operating results for the properties previously sold as listed below.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2012, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$340,454,585	$26,189,548	$62,900,082	$50,686,277	$200,678,678
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$340,454,585	$26,189,548	$62,900,082	$50,686,277	$200,678,678

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have financed substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $52.1 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at December 31, 2012 was 3.4%.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
NTS Realty Capital, Inc., Managing General Partner of

NTS Realty Holdings Limited Partnership

Louisville, KY

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Louisville, Kentucky
March 22, 2013

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2012 and 2011

	2012	2011
ASSETS:
Cash and equivalents	$1,240,818	$1,165,137
Cash and equivalents — restricted	4,021,586	2,421,608
Accounts receivable, net of allowance for doubtful accounts of $81,163 and $214,585 at December 31, 2012 and 2011, respectively	1,770,696	1,712,390
Land, buildings and amenities, net	285,383,595	300,235,083
Investments in and advances to joint ventures	4,977,948	2,594,879
Investment in and advances to tenant in common	-	706,771
Other assets	4,169,736	5,544,842

Total assets	$301,564,379	$314,380,710

LIABILITIES:
Mortgages and notes payable	$264,772,316	$263,584,959
Accounts payable and accrued expenses	4,931,794	4,575,502
Accounts payable and accrued expenses due to affiliate	336,688	372,934
Distributions payable	554,764	554,764
Security deposits	932,978	936,804
Other liabilities	4,399,016	4,273,457
Investments in and advances to tenants in common	1,806,948	669,803

Total liabilities	277,734,504	274,968,223

COMMITMENTS AND CONTINGENCIES (NOTE 10)

EQUITY:
Partners’ equity	18,093,842	32,335,426
Noncontrolling interests	5,736,033	7,077,061

Total equity	23,829,875	39,412,487

Total liabilities and equity	$301,564,379	$314,380,710

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
REVENUE:
Rental income	$55,437,445	$52,823,586	$45,997,593
Tenant reimbursements	1,828,857	1,811,459	1,901,333

Total revenue	57,266,302	54,635,045	47,898,926

EXPENSES:
Operating expenses	15,654,982	16,055,315	12,944,039
Operating expenses reimbursed to affiliate	6,231,793	6,034,217	5,263,993
Management fees	2,855,911	2,725,479	2,365,301
Property taxes and insurance	7,557,006	6,735,437	6,043,391
Professional and administrative expenses	2,286,045	940,562	1,029,636
Professional and administrative expenses reimbursed to affiliate	1,869,548	1,637,819	1,639,865
Depreciation and amortization	17,808,970	18,246,506	17,973,060

Total expenses	54,264,255	52,375,335	47,259,285

OPERATING INCOME	3,002,047	2,259,710	639,641

Interest and other income	100,238	784,798	240,438
Interest expense	(13,999,712)	(14,145,721)	(12,893,896)
Loss on disposal of assets	(230,784)	(186,770)	(233,287)
Loss from investments in joint ventures	(173,430)	(3,163)	(1,407)
Loss from investments in tenants in common	(1,663,916)	(1,846,169)	(1,901,809)

LOSS FROM CONTINUING OPERATIONS	(12,965,557)	(13,137,315)	(14,150,320)
Discontinued operations, net	-	-	31,039
Gain on sale of discontinued operations	-	-	1,783,282

CONSOLIDATED NET LOSS	(12,965,557)	(13,137,315)	(12,335,999)
Net loss attributable to noncontrolling interests	(943,028)	(1,100,956)	(939,606)

NET LOSS	$(12,022,529)	$(12,036,359)	$(11,396,393)

Loss from continuing operations allocated to limited partners	$(12,130,628)	$(12,299,867)	$(13,261,954)
Discontinued operations, net allocated to limited partners	-	-	29,090
Gain on sale of discontinued operations allocated to limited partners	-	-	1,671,326
Net loss attributable to noncontrolling interests allocated to limited partners	(882,301)	(1,030,542)	(880,617)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(11,248,327)	$(11,269,325)	$(10,680,921)

Loss from continuing operations per limited partnership unit	$(1.17)	$(1.17)	$(1.24)
Discontinued operations, net per limited partnership unit	-	-	-
Gain on sale of discontinued operations per limited partnership unit	-	-	0.16
Net loss attributable to noncontrolling interests per limited partnership unit	(0.09)	(0.10)	(0.08)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(1.08)	$(1.07)	$(1.00)

Weighted average number of limited partners’ interests	10,380,783	10,493,413	10,666,269

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
OPERATING ACTIVITIES:
Consolidated net loss	$(12,965,557)	$(13,137,315)	$(12,335,999)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Gain on sale of discontinued operations	-	-	(1,783,282)
Loss on disposal of assets	230,784	186,770	233,287
Depreciation and amortization	18,533,229	19,131,922	18,750,162
Loss from investments in joint ventures	173,430	3,163	1,407
Loss from investments in tenants in common	1,663,916	1,846,169	1,901,809
Changes in assets and liabilities:
Cash and equivalents — restricted	(1,599,978)	(149,010)	(44,854)
Accounts receivable	(58,306)	(153,403)	87,155
Other assets	635,004	2,376,553	(3,427,424)
Accounts payable and accrued expenses	356,292	1,856,590	(161,494)
Accounts payable and accrued expenses due to affiliate	(36,246)	72,122	(340,695)
Security deposits	(3,826)	24,988	55,432
Other liabilities	125,559	246,708	150,489

Net cash provided by operating activities	7,054,301	12,305,257	3,085,993

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(3,147,423)	(4,829,961)	(3,639,897)
Proceeds from sale of discontinued operations	-	-	7,331,729
Acquisitions	-	-	(37,014,374)
Investments in joint ventures	(2,556,499)	(2,305,449)	(294,000)

Net cash used in investing activities	(5,703,922)	(7,135,410)	(33,616,542)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	-	4,216,750	147,000
Distributions to noncontrolling interest holders	(398,000)	(245,000)	(98,000)
Distributions from tenants in common	180,000	240,000	150,000
Retirement of Limited Partnership Units	-	(1,356,059)	-
Proceeds from mortgages payable	105,951	24,805,960	24,500,000
Revolving notes payable, net	5,142,083	(1,300,017)	2,268,748
Principal payments on mortgages payable	(4,060,677)	(3,291,860)	(2,739,702)
Additional payments on mortgages payable	-	(24,500,000)	(2,246,475)
Additions to loan costs	(25,000)	(506,934)	(228,552)
Cash distributions	(2,219,055)	(2,247,603)	(2,276,152)

Net cash (used in) provided by financing activities	(1,274,698)	(4,184,763)	19,476,867

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	75,681	985,084	(11,053,682)

CASH AND EQUIVALENTS, beginning of year	1,165,137	180,053	11,233,735

CASH AND EQUIVALENTS, end of year	$1,240,818	$1,165,137	$180,053

Interest paid	$13,647,833	$13,566,892	$11,768,490

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Equity (1) for the Years Ended December 31, 2012, 2011 and 2010

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
PARTNERS’ EQUITY:

Balances on January 1, 2010	714,491	10,666,269	$3,869,043	$57,764,675	$5,096,873	$66,730,591

Net loss	-	-	(715,472)	(10,680,921)	(939,606)	(12,335,999)

Distributions declared	-	-	(142,898)	(2,133,254)	-	(2,276,152)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	49,000	49,000

Balances on December 31, 2010	714,491	10,666,269	$3,010,673	$44,950,500	$4,206,267	$52,167,440

Net loss	-	-	(767,034)	(11,269,325)	(1,100,956)	(13,137,315)

Retirement of Limited Partnership Units	-	(285,486)	-	(1,356,059)	-	(1,356,059)

Distributions declared	-	-	(142,898)	(2,090,431)	-	(2,233,329)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	3,971,750	3,971,750

Balances on December 31, 2011	714,491	10,380,783	$2,100,741	$30,234,685	$7,077,061	$39,412,487

Net loss	-	-	(774,202)	(11,248,327)	(943,028)	(12,965,557)

Distributions declared	-	-	(142,898)	(2,076,157)	-	(2,219,055)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	(398,000)	(398,000)

Balances on December 31, 2012	714,491	10,380,783	$1,183,641	$16,910,201	$5,736,033	$23,829,875

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

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2012, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 7 commercial properties, 15 multifamily properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 735,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 units, which include 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2012 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the year ended December 31, 2012, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company. This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary. NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively. Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our consolidated balance sheets as of December 31, 2012 and 2011.

On October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property. The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in mid to late 2014. The building will be managed by an affiliate of NTS Development Company. We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest. We intend to fund our share of this investment with proceeds from cash on hand, cash from operations or borrowing on new or existing debt. We anticipate the joint venture entering into a construction financing agreement with a bank.

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and management, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our consolidated balance sheet as of December 31, 2012.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of December 31, 2012 or 2011.

C) Financial Instruments

FASB ASC Topic 825 Financial Instruments requires disclosures about fair value of financial instruments in both interim and annual financial statements.

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

The book values of cash and equivalents and cash and equivalents - restricted, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

Notes receivable:  As of December 31, 2012 and 2011, we determined the estimated fair values of our notes receivable using Level 2 measurement were approximately $31,000 and $1.1 million, respectively, by discounting expected future cash receipts utilizing a discount rate equivalent to the rate at which similar notes receivable would be originated at the reporting date.  These are classified as other assets on our consolidated balance sheets as of December 31, 2012 and 2011.

Deferred compensation plans: Our Officer and Director Plans as of December 31, 2012 and 2011 reflected liabilities of approximately $0.9 million and $0.4 million, respectively, the fair market value of 132,022 and 113,091 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the years ended December 31, 2012, 2011 and 2010 totaled approximately $576,600; $87,300; and $43,800, respectively.

Mortgages and notes payable: As of December 31, 2012 and 2011, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $293.1 million and $283.0 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual reporting periods after December 31, 2011.  ASU 2011-04 concerns disclosure only and did not have a material impact on our financial position or results of operations.

E) Tax Status

We are treated as a partnership or pass-through entity for federal income tax purposes.  As such, no provisions for income taxes were made.  The taxable income or loss was passed through to the holders of the partnership units for inclusion on their individual income tax returns.

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2012	2011
Net loss	$(12,022,529)	$(12,036,359)
Items treated differently for tax purposes:
Depreciation and amortization	7,291,263	6,353,381
Prepaid rent and other capitalized costs	254,180	(1,235,945)
Gain (loss) on sale/disposition of assets	100,350	1,292,645
Acquisition costs	(36,564)	(41,990)
Joint venture gain (loss)	(2,131,236)	195,471
Change in accounting method	141,148	141,148
Other	(124,478)	87,263

Taxable loss	$(6,527,866)	$(5,244,386)

F) Use of Estimates in the Preparation of Financial Statements

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

G) Financial Statement Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2012 presentation.  These reclassifications had no material impact on the related financial statement line items on our consolidated balance sheet or statement of operations and no effect on previously reported operating results or partners’ equity.

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

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our wholly-owned properties for federal tax purposes is approximately $220.8 million at December 31, 2012.  The aggregate cost of our consolidated joint venture properties for federal tax purposes is approximately $70.2 million at December 31, 2012.  The aggregate cost of our unconsolidated investments in tenants in common properties for federal tax purposes is approximately $27.6 million at December 31, 2012.  The aggregate cost of our unconsolidated joint venture property for federal tax purposes is approximately $16.6 million at December 31, 2012.

Depreciation expense from continuing operations for the years ended December 31, 2012, 2011 and 2010 was approximately as follows:

	Year Ended December 31,
	2012	2011	2010
NTS Realty	$17,800,000	$17,900,000	$17,800,000

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

Upon acquisition of wholly-owned properties or joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognize the net tangible and identified intangible assets for each of the properties acquired based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities.  The intangible assets recorded are amortized over the weighted average lease lives.  We identify any above or below market leases or customer relationship intangibles that exist at the acquisition date.  We recognize mortgages and other liabilities at fair market value at the date of the acquisition.  We utilize an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information.  We expense acquisition costs as incurred.  Noncontrolling interests are recorded for the portion of the equity in a subsidiary not attributable to us.

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2012, 2011 and 2010, did not result in an impairment loss.

L) Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases are recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.3 million, $1.3 million and $1.2 million at December 31, 2012, 2011 and 2010, respectively.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

N) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2012, 2011, and 2010.

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

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in land, buildings and amenities as of December 31:

	2012	2011
Land and improvements	$84,251,232	$83,202,950
Buildings and improvements	282,487,041	281,913,988
Amenities	30,323,958	29,489,420

Total land, buildings and amenities	397,062,231	394,606,358

Less accumulated depreciation	(111,678,636)	(94,371,275)

Total land, buildings and amenities, net	$285,383,595	$300,235,083

Note 5 - Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky. At December 31, 2012, we had funded approximately $5.1 million for our 49% interest as a joint venture with an unaffiliated third party.

•                  700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest as a joint venture with an unaffiliated third party.  At December 31, 2012, we had funded approximately $0.1 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2012 and 2011 for these properties:

	2012	2011
Summarized Balance Sheets
Land, buildings and amenities, net	$16,381,730	$11,415,364
Other, net	3,364,752	1,346,651
Total assets	$19,746,482	$12,762,015

Mortgage payable and other liabilities	$9,587,404	$7,466,343
Equity	10,159,078	5,295,672
Total liabilities and equity	$19,746,482	$12,762,015

	2012	2011
Summarized Statements of Operations
Revenue	$1,411,887	$-

Operating loss	$(157,812)	$(6,456)

Net loss	$(353,939)	$(6,456)

Net loss attributable to noncontrolling interests	(173,430)	(3,163)

Net loss attributable to controlling interests	$(180,509)	$(3,293)

Contributions
600 North Hurstbourne — Noncontrolling interests	$2,475,600	$2,305,449

600 North Hurstbourne — Controlling interests	$2,576,645	$2,399,550

700 North Hurstbourne — Noncontrolling interests	$80,899	$-

700 North Hurstbourne — Controlling interests	$84,201	$-

Note 6 - Investments in and Advances to Tenants in Common

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

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2012 and 2011 for these properties:

	2012	2011
Summarized Balance Sheets
Land, buildings and amenities, net	$53,388,802	$57,105,260
Other, net	1,036,366	1,599,600
Total assets	$54,425,168	$58,704,860

Mortgages payable and other liabilities	$55,597,106	$56,586,644
Equity	(1,171,938)	2,118,216
Total liabilities and equity	$54,425,168	$58,704,860

	2012	2011
Summarized Statements of Operations
Revenue	$9,489,901	$9,120,031

Operating income	$317,863	$24,883

Net loss	$(2,990,154)	$(3,328,547)

Net loss attributable to noncontrolling interests	(1,326,238)	(1,482,378)

Net loss attributable to controlling interests	$(1,663,916)	$(1,846,169)

Distributions
The Overlook at St. Thomas Apartments	$300,000	$400,000

Creek’s Edge at Stony Point Apartments	$-	$-

During the year ended December 31, 2012, the continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero.  During the year ended December 31, 2011, the continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero. Subsequent to our investments being reduced to zero, we have recognized the losses in excess of our investment and recorded the resulting liability on our consolidated balance sheet.

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2012	2011
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.71%, due September 30, 2013	$8,284,214	$3,142,131

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.79%, maturing October 28, 2012	-	105,960

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.99%, maturing October 28, 2013	105,951	-

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.71%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,350,348. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,196,602	20,628,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,643,757	1,123,399	1,449,288

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,970,259	10,737,113	10,962,165

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $29,942,843	25,954,857	26,254,275

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.54%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $16,275,838	14,241,632	14,514,457

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.71%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $10,655,439	9,356,127	9,529,772

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $18,096,451	13,341,798	13,539,685

	2012	2011
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,410,459	25,925,048	26,309,571

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,267,252	16,174,350	16,414,249

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $31,292,836	26,573,174	26,967,310

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,566,055	10,936,529	11,098,741

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $20,534,022	29,405,726	29,841,874

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,947,251	10,509,246	10,665,120

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,866,535	17,206,550	17,461,759

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $33,194,336	24,700,000	24,700,000

Total mortgages and notes payable	$264,772,316	$263,584,959

Our $10.0 million revolving note payable to a bank is due September 30, 2013.  As of December 31, 2012, our availability to draw on our revolving note payable was approximately $1.7 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on December 31, 2012, was approximately $293.1 million, which was determined using Level 2 measurement.

Interest paid for the years ended December 31, 2012 and 2011, was approximately $13.6 million and $13.6 million, respectively.

All but one of our mortgages may be prepaid. Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2012.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2013	$12,788,303
2014	34,355,226
2015	4,289,377
2016	25,706,097
2017	3,795,030
Thereafter	183,838,283
$264,772,316

Mortgages payable for our unconsolidated tenants in common properties as of December 31 consist of the following:

	2012	2011
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $31,159,765 (1)	$33,174,478	$33,740,074

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $22,229,037 (2)	$21,830,408	$22,147,406

(1)         We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2)         We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at December 31, 2012, was approximately $61.5 million, which was determined using Level 2 measurement.

Mortgage payable for our unconsolidated joint venture property as of December 31 consists of the following:

	2012	2011

Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.61%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $16,088,227 (3)	$9,032,551	$4,584,843

(3)         We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at December 31, 2012, was approximately $9.0 million, which was determined using Level 2 measurement.

Note 8 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases for continuing operations as of December 31, 2012:

For the Years Ended December 31,	Amount
2013	$5,564,415
2014	4,371,364
2015	3,096,445
2016	2,477,661
2017	2,049,822
Thereafter	5,054,342
$22,614,049

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

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliate.

We were charged the following amounts pursuant to our various agreements with NTS Development for the years ended December 31, 2012, 2011 and 2010.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.  Certain of these items are included in our results of discontinued operations.

	Years Ended December 31,
	2012	2011	2010
Property management fees	$2,856,000	$2,725,000	$2,369,000

Operating expenses reimbursement - property	4,145,000	3,997,000	3,664,000
Operating expenses reimbursement - multifamily leasing	811,000	776,000	683,000
Operating expenses reimbursement - administrative	1,125,000	1,045,000	910,000
Operating expenses reimbursement - other	151,000	216,000	49,000

Total operating expenses reimbursed to affiliate	6,232,000	6,034,000	5,306,000

Professional and administrative expenses reimbursed to affiliate	1,870,000	1,638,000	1,640,000

Construction supervision and leasing fees	176,000	208,000	422,000

Disposition fees included in gain on sale of discontinued operations	-	-	310,000

Total related party transactions	$11,134,000	$10,605,000	$10,047,000

Total related party transactions with our investments in tenants in common	$1,458,000	$1,295,000	$1,236,000

Total related party transactions with our investments in joint ventures (1)	$599,000	$585,000	$-

(1)   Construction supervision fees at 600 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the years ended December 31, 2012, 2011 and 2010, we were charged approximately $68,000; $77,000; and $48,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot.  Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot.  The average per square foot rental rate for similar office space in 600 North Hurstbourne as of December 31, 2012 was $22.00 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognize rents of approximately $134,000; $306,000; and $307,000 from NTS Development Company for the years ended December 31, 2012, 2011 and 2010, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $230,000 from NTS Development Company for the year ended December 31, 2012.

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

We rely primarily on Fannie Mae and Freddie Mac for permanent financing on our properties.  There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac.  Should Fannie Mae or Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale.  Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market’s perception of Fannie Mae and Freddie Mac, which guarantee and provide liquidity for these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations.

Litigation

On January 27, 2013, we received notice that Dannis, Stephen, et al. v. Nichols, J.D., et al., Case No. 13-CI-00452, a putative unitholder class action lawsuit, was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, NTS Merger Parent, LLC and NTS Merger Sub (“Merger Sub”) alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  On March 14, 2013, plaintiffs filed an amended complaint and added NTS Development Company and NTS Management Company as additional defendants.  The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated.  We believe these allegations are without merit and we intend to vigorously defend against them.

On February 12, 2013, we received notice that R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP, another putative unitholder class action lawsuit, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, NTS Merger Parent, LLC and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  The complaint seeks, among other things, money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

On February 15, 2013, we received notice that  Gerald A. Wells v. NTS Realty Holdings LP et al., a Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, NTS Merger Parent, LLC, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty.  The complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated.  We believe these allegations are without merit and we intend to vigorously defend against them.

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation. We expect plaintiffs in the consolidated Delaware action to file a consolidated complaint.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

Note 11 - Segment Reporting

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

	Year Ended December 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$49,266,340	$5,665,979	$528,223	$(23,097)	$55,437,445
Tenant reimbursements	-	1,739,763	89,094	-	1,828,857

Total revenue	49,266,340	7,405,742	617,317	(23,097)	57,266,302

Operating expenses and operating expenses reimbursed to affiliate	18,981,889	2,797,245	107,641	-	21,886,775
Management fees	2,447,581	373,885	34,445	-	2,855,911
Property taxes and insurance	6,406,736	968,968	64,610	116,692	7,557,006
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	4,155,593	4,155,593
Depreciation and amortization	15,797,316	1,849,167	162,487	-	17,808,970

Total expenses	43,633,522	5,989,265	369,183	4,272,285	54,264,255

Operating income (loss)	5,632,818	1,416,477	248,134	(4,295,382)	3,002,047

Interest and other income	88,286	1,115	-	10,837	100,238
Interest expense	(13,003,526)	(606,029)	(50)	(390,107)	(13,999,712)
Loss on disposal of assets	(162,304)	(68,480)	-	-	(230,784)
Loss from investments in joint ventures	-	(173,430)	-	-	(173,430)
Loss from investments in tenants in common	(1,663,916)	-	-	-	(1,663,916)

Consolidated net (loss) income	(9,108,642)	569,653	248,084	(4,674,652)	(12,965,557)
Net loss attributable to noncontrolling interests	(943,028)	-	-	-	(943,028)

Net (loss) income	$(8,165,614)	$569,653	$248,084	$(4,674,652)	$(12,022,529)

Land, buildings and amenities, net	$256,488,425	$25,508,566	$3,386,604	$-	$285,383,595

Expenditures for land, buildings and amenities	$2,232,072	$915,351	$-	$-	$3,147,423

Segment liabilities from continuing operations	$244,366,752	$2,205,498	$65,894	$31,096,360	$277,734,504

	Year Ended December 31, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$46,499,389	$5,810,517	$547,167	$(33,487)	$52,823,586
Tenant reimbursements	-	1,716,929	94,530	-	1,811,459

Total revenue	46,499,389	7,527,446	641,697	(33,487)	54,635,045

Operating expenses and operating expenses reimbursed to affiliate	18,945,200	2,985,313	159,019	-	22,089,532
Management fees	2,325,844	366,669	32,258	708	2,725,479
Property taxes and insurance	5,627,565	929,394	61,786	116,692	6,735,437
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,578,381	2,578,381
Depreciation and amortization	16,287,413	1,789,057	170,036	-	18,246,506

Total expenses	43,186,022	6,070,433	423,099	2,695,781	52,375,335

Operating income (loss)	3,313,367	1,457,013	218,598	(2,729,268)	2,259,710

Interest and other income	57,425	8,294	695	718,384	784,798
Interest expense	(13,113,076)	(589,638)	(16,039)	(426,968)	(14,145,721)
Loss on disposal of assets	(144,442)	(40,231)	(2,097)	-	(186,770)
Loss from investment in joint venture	-	(3,163)	-	-	(3,163)
Loss from investments in tenants in common	(1,846,169)	-	-	-	(1,846,169)

Consolidated net (loss) income	(11,732,895)	832,275	201,157	(2,437,852)	(13,137,315)
Net loss attributable to noncontrolling interests	(1,100,956)	-	-	-	(1,100,956)

Net (loss) income	$(10,631,939)	$832,275	$201,157	$(2,437,852)	$(12,036,359)

Land, buildings and amenities, net	$270,215,974	$26,475,891	$3,543,218	$-	$300,235,083

Expenditures for land, buildings and amenities	$3,087,225	$1,731,149	$11,587	$-	$4,829,961

Segment liabilities from continuing operations	$246,860,606	$2,743,593	$28,370	$25,335,654	$274,968,223

	Year Ended December 31, 2010
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$39,871,758	$5,550,996	$610,449	$(35,610)	$45,997,593
Tenant reimbursements	-	1,788,864	112,469	-	1,901,333

Total revenue	39,871,758	7,339,860	722,918	(35,610)	47,898,926

Operating expenses and operating expenses reimbursed to affiliate	15,318,883	2,712,731	176,418	-	18,208,032
Management fees	1,990,579	341,749	32,973	-	2,365,301
Property taxes and insurance	4,855,247	1,006,615	54,169	127,360	6,043,391
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	2,669,501	2,669,501
Depreciation and amortization	15,971,437	1,835,171	166,452	-	17,973,060

Total expenses	38,136,146	5,896,266	430,012	2,796,861	47,259,285

Operating income (loss)	1,735,612	1,443,594	292,906	(2,832,471)	639,641

Interest and other income	67,940	2,272	675	169,551	240,438
Interest expense	(11,905,448)	(631,503)	(102,215)	(254,730)	(12,893,896)
Loss on disposal of assets	(128,444)	(104,843)	-	-	(233,287)
Loss from investment in joint venture	-	(1,407)	-	-	(1,407)
Loss from investments in tenants in common	(1,901,809)	-	-	-	(1,901,809)

(Loss) income from continuing operations	(12,132,149)	708,113	191,366	(2,917,650)	(14,150,320)
Discontinued operations, net	-	(84,134)	115,173	-	31,039
Gain on sale of discontinued operations	-	1,248,398	534,884	-	1,783,282

Consolidated net (loss) income	(12,132,149)	1,872,377	841,423	(2,917,650)	(12,335,999)
Net loss attributable to noncontrolling interests	(939,606)	-	-	-	(939,606)

Net (loss) income	$(11,192,543)	$1,872,377	$841,423	$(2,917,650)	$(11,396,393)

Land, buildings and amenities, net	$283,253,760	$26,561,002	$3,698,907	$-	$313,513,669

Expenditures for land, buildings and amenities	$39,871,852	$522,924	$9,350	$-	$40,404,126

Segment liabilities from continuing operations	$246,891,577	$2,560,338	$39,502	$26,906,786	$276,398,203

Note 12 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2012	March 31	June 30	September 30	December 31

Total revenues	$14,041,528	$14,296,714	$14,524,874	$14,403,186
Operating income	1,059,273	1,081,815	709,217	151,742
Loss from continuing operations allocated to limited partners	(2,826,999)	(2,921,760)	(3,058,676)	(3,323,193)
Loss from continuing operations per limited partnership unit	(0.27)	(0.28)	(0.30)	(0.32)

	For the Quarters Ended
2011	March 31	June 30	September 30	December 31

Total revenues	$13,248,607	$13,537,688	$13,825,585	$14,023,165
Operating income	282,490	847,193	206,338	923,689
Loss from continuing operations allocated to limited partners	(3,280,903)	(2,792,338)	(3,510,906)	(2,715,720)
Loss from continuing operations per limited partnership unit	(0.31)	(0.26)	(0.34)	(0.26)

Note 13 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2012 and 2011, we did not acquire any properties.

During the year ended December 31, 2010, we made the following property acquisition:

Wholly-Owned Properties-Multifamily	Location	Units	Our Ownership	Date of Purchase	Purchase Price
Lakes Edge Apartments (1)	Orlando, FL	362	100%	December, 2010	$37,075,000

(1)         Purchased with a $24.5 million mortgage payable to a bank and $8.2 million on our revolving notes payable.  On April 15, 2011, Pluris Property Fund II, L.P., our joint venture partner, contributed approximately $4.1 million to Lakes Edge Apartments, which reduced our ownership to 73.5% for the property.

Dispositions

During the years ended December 31, 2012 and 2011, we did not dispose of any properties.

During the year ended December 31, 2010, we made the following property dispositions:

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

No assets and liabilities were classified as held for sale on our balance sheets at December 31, 2012 or 2011.

The components of discontinued operations are outlined below and include the results of operations for the respective periods in which we owned such assets during the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
REVENUE:
Rental income	$-	$-	$145,568
Tenant reimbursements	-	-	-

Total revenue	-	-	145,568

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliate	-	-	89,664
Management fees	-	-	4,229
Property taxes and insurance	-	-	27,097
Depreciation and amortization	-	-	-

Total expenses	-	-	120,990

DISCONTINUED OPERATING INCOME	-	-	24,578

Interest and other income	-	-	6,953
Interest expense	-	-	(492)

DISCONTINUED OPERATIONS, NET	$-	$-	$31,039

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

During the years ended December 31, 2012, 2011 and 2010, each Participant elected to defer receipt of the annual equity bonus.  The Participant’s accounts were credited with 9,882; 18,179 and 11,830 phantom units during the years ended December 31, 2012, 2011 and 2010, respectively, including dividend reinvestment.  As of December 31, 2012 and 2011, liabilities of approximately $392,200 and $170,800, the fair market value of 54,774 and 52,374 of our units, respectively, were included in our “Other Liabilities.”  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

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

During the years ended December 31, 2012, 2011 and 2010, each Participant elected to defer receipt of some or all, of his annual retainer except for one Participant who elected to be paid the annual equity bonus in cash.  The Participant’s accounts were credited with 16,531; 16,299 and 13,632 phantom units during the years ended December 31, 2012, 2011 and 2010, respectively, including dividend reinvestment.  As of December 31, 2012 and 2011, liabilities of approximately $553,100 and $197,900, the fair market value of 77,248 and 60,717 of our units, respectively, were included in our “Other Liabilities.”  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2012, 2011 and 2010 under the Officer and Director Plans totaled approximately $576,600; $87,300 and $43,800, respectively.

Note 15 - Going Private Proposal

On December 27, 2012, NTS Realty and NTS Realty Capital, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NTS Merger Parent, LLC (“Parent”), an entity controlled by our founder and Chairman, J.D. Nichols, and our President and Chief Executive Officer, Brian F. Lavin, and NTS Merger Sub, LLC (“Merger Sub”, and together with Mr. Nichols, Mr. Lavin, Parent and certain of their respective affiliates, the “Purchasers”), a wholly-owned subsidiary of Parent.  Upon consummation of the transactions proposed in the Merger Agreement, Merger Sub would merge with and into NTS Realty and NTS Realty would continue as the surviving entity (the “Merger”).

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units, other than Units owned by the Purchasers, will be cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”).  Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $583,313 is expected to be paid to the non-employee directors of NTS Realty Capital.  See Part II, Item 8, Note 14 - Deferred Compensation Plans.  Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our outstanding Units not owned by the Purchasers; and

•                  receipt by the Purchasers of financing pursuant to a debt commitment letter, which has been obtained from an unaffiliated financing source on commercially standard terms (the “Commitment Letter”), that is sufficient to pay the Merger Consideration and related expenses of the transaction.

The Merger Agreement may be terminated by either the Purchasers or us (by action of the special committee of the board of directors of NTS Realty Capital) if the merger has not been consummated by September

30, 2013 or if the special committee has effected a change in recommendation by, among other possible actions, approving, recommending or entering into an agreement with respect to an alternative transaction involving a substantial portion of our equity interests or assets.

Also on December 27, 2012, we entered into a Voting and Support Agreement (the “Support Agreement”) with the Purchasers in which they have agreed to vote their Units in favor of approving the Merger Agreement and the Merger.  As of the date hereof, the Purchasers collectively own of record Units representing approximately 59% of the aggregate voting power entitled to vote on approval of the Merger Agreement.

The Merger and related transactions are expected to be completed in the first half of 2013.  However, there can be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

Note 16 - Subsequent Event

On January 31, 2013, we entered into a contract to purchase a 4.1-acre tract of land located adjacent to Parks Edge Apartments in Memphis, Tennessee for approximately $0.2 million.  We intend to fund this purchase from cash on hand, cash from operations or borrowing on our revolving note payable.  We anticipate closing on the purchase during the second half of 2013.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures-As of December 31, 2012, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting-There has been no change in our internal control over financial reporting during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2012.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2013.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from BKD, LLP dated March 22, 2013, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	67
Schedule II — Valuation and Qualifying Accounts	68
Schedule III — Real Estate and Accumulated Depreciation	69-70

All other schedules have been omitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

2.03	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Merger Parent, LLC and NTS Merger Sub, LLC, dated December 27, 2012	(18)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

Exhibit No.
10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filing, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

10.21	Voting and Support Agreement, dated as of December 27, 2012, by and among J.D. Nichols, Brian Lavin, NTS Realty Capital, Inc., NTS Realty Partners, LLC, ORIG, LLC, Ocean Ridge Investments, Ltd., BKK Financial, Inc., The J.D. Nichols Irrevocable Trust for My Daughters, The J.D. Nichols Irrevocable Trust for My Grandchildren, Kimberly Ann Nichols, Zelma Nichols, Brickwood, LLC and NTS Realty Holdings Limited Partnership	(18)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

21.01	Subsidiaries of NTS Realty Holdings Limited Partnership	(19)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(19)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(19)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(19)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(19)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Annual Report on Form 10-K for the years ended December 31, 2012, 2011 and 2010, filed with the Securities and Exchange Commission on March 22, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Equity, (iii)  Consolidated Statements of Operations, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

		(19) (20)

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
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 27, 2012
(19)	Filed herewith
(20)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

Board of Directors
NTS Realty Capital, Inc., Managing General Partner of

NTS Realty Holdings Limited Partnership

Louisville, Kentucky

In connection with our audit of the consolidated financial statements of NTS Realty Holdings Limited Partnership (Partnership) for each of the years in the three-year period ended December 31, 2012, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Louisville, Kentucky
March 22, 2013

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2012	$214,585	$342,019	$-	$475,441	$81,163
2011	$397,627	$493,575	$-	$676,617	$214,585
2010	$203,359	$693,437	$-	$499,169	$397,627

(1)         Deductions, representing uncollectible accounts written off, less recoveries of accounts written off.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation (2)	Year Constructed
Commercial
Clarke American Checks (3)	$1,123,399	$521,736	$2,165,877	$-	$-	$521,736	$2,165,877	$2,687,613	$1,043,856	2000
Lakeshore Business Center Phase I (4)	-	2,128,882	3,661,323	30,441	3,391,411	2,159,323	7,052,734	9,212,057	2,837,428	1986
Lakeshore Business Center Phase II (4)	-	3,171,812	3,772,955	42,248	2,056,110	3,214,060	5,829,065	9,043,125	2,282,714	1989
Lakeshore Business Center Phase III (4)	-	1,264,136	3,252,297	10,143	215,012	1,274,279	3,467,309	4,741,588	1,526,282	2000
NTS Center (5)	-	1,074,010	2,977,364	18,318	1,651,625	1,092,328	4,628,989	5,721,317	2,141,172	1977
Peachtree Corporate Center (5)	-	1,417,444	3,459,185	17,719	1,481,199	1,435,163	4,940,384	6,375,547	2,441,232	1979

Multifamily
Castle Creek Apartments (6)	13,341,798	3,262,814	23,538,500	63,780	446,886	3,326,594	23,985,386	27,311,980	9,215,528	1999
Golf Brook Apartments (6)	14,241,632	5,256,894	14,058,671	164,242	1,064,199	5,421,136	15,122,870	20,544,006	4,268,168	1987
Lake Clearwater Apartments (6)	10,936,529	2,778,541	20,064,789	52,340	438,416	2,830,881	20,503,205	23,334,086	7,768,031	1999
Lakes Edge Apartments (7)	24,700,000	8,063,103	28,696,577	182,029	595,665	8,245,132	29,292,242	37,537,374	4,343,038	2000
Park Place Apartments (6)	29,405,726	5,181,522	21,082,464	271,834	1,524,030	5,453,356	22,606,494	28,059,850	7,525,828	1987
Sabal Park Apartments (6)	9,356,127	3,974,383	8,885,511	71,094	525,554	4,045,477	9,411,065	13,456,542	2,801,103	1986
Parks Edge Apartments (7)	25,954,857	5,625,335	34,989,698	64,973	473,639	5,690,308	35,463,337	41,153,645	11,210,802	1997
The Grove at Richland Apartments (6)	25,925,048	11,372,241	34,321,460	95,185	496,282	11,467,426	34,817,742	46,285,168	13,874,709	1998
The Grove at Swift Creek Apartments (6)	16,174,350	5,524,124	21,626,475	48,075	470,588	5,572,199	22,097,063	27,669,262	10,402,010	2000
The Grove at Whitworth Apartments (6)	26,573,174	11,973,900	32,220,180	202,956	519,332	12,176,856	32,739,512	44,916,368	13,623,532	1994
The Lakes Apartments (6)	10,737,113	2,636,790	13,187,093	105,626	355,932	2,742,416	13,543,025	16,285,441	6,315,182	1992
The Lofts at the Willows of Plainview	-	-	-	468,852	-	468,852	-	468,852	-	N/A
The Willows of Plainview Apartments (6)	17,206,550	3,015,448	10,947,276	194,562	1,373,603	3,210,010	12,320,879	15,530,889	3,664,355	1985
Willow Lake Apartments (6)	10,509,246	2,555,062	8,368,028	186,313	975,895	2,741,375	9,343,923	12,085,298	3,138,048	1985

Retail
Bed, Bath & Beyond (5)	-	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	754,234	1999
Springs Station (5)	-	427,465	978,892	-	210,754	427,465	1,189,646	1,617,111	501,384	2001

Non-Segment
NTS Realty Holdings Limited Partnership (4) (5)	28,586,767	-	-	-	-	-	-	-	-	N/A
	$264,772,316	$81,960,502	$294,544,867	$2,290,730	$18,266,132	$84,251,232	$312,810,999	$397,062,231	$111,678,636

(1)       Aggregate cost of real estate for tax purposes is approximately $290,993,710.

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

(4)       $20,196,602 mortgage held by Lakeshore Business Center Phases I, II, and III.

(5)       $8,284,214 mortgage held by a bank secured by NTS Center, Peachtree Corporate Center, Bed Bath & Beyond and Springs Station.

(6)       Mortgage held by Federal Home Loan Mortgage Corporation secured by certain land, buildings and amenities.

(7)       Mortgage held by a bank secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Real Estate	Accumulated Depreciation

Balances on January 1, 2010	356,777,922	60,078,276

Additions during period:
Acquisitions	36,759,679	-
Improvements	3,644,447	-
Depreciation (1)	-	17,803,819

Deductions during period:
Retirements	(6,934,612)	(1,148,328)

Balances on December 31, 2010	390,247,436	76,733,767

Additions during period:
Improvements	4,829,961	-
Depreciation (1)	-	17,921,778

Deductions during period:
Retirements	(471,039)	(284,270)

Balances on December 31, 2011	394,606,358	94,371,275

Additions during period:
Improvements	3,147,423	-
Depreciation (1)	-	17,768,126

Deductions during period:
Retirements	(691,550)	(460,765)

Balances on December 31, 2012	$397,062,231	$111,678,636

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	March 22, 2013

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	March 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 22, 2013

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 22, 2013

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 22, 2013

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 22, 2013

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 22, 2013