Form 10-Q
period 2013-03-31
NTS REALTY HOLDINGS LP
filed 2013-05-10
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May10, 2013, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 22, 2013, as they may be revised or supplemented by us in subsequent reports on form 10-Q and other fillings with the SEC, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS:
Cash and equivalents	$1,061,016	$1,240,818
Cash and equivalents - restricted	2,754,994	4,021,586
Accounts receivable, net of allowance for doubtful accounts of $68,519 at March 31, 2013 and $81,163 at December 31, 2012, respectively	1,459,244	1,770,696
Land, buildings and amenities, net	281,397,357	285,383,595
Investments in and advances to joint ventures	5,046,836	4,977,948
Investment in and advances to tenant in common	491,403	-
Other assets	4,003,125	4,169,736

Total assets	$296,213,975	$301,564,379

LIABILITIES:
Mortgages and notes payable	$261,904,222	$264,772,316
Accounts payable and accrued expenses	3,006,155	4,931,794
Accounts payable and accrued expenses due to affiliate	492,175	336,688
Distributions payable	554,764	554,764
Security deposits	971,140	932,978
Other liabilities	4,900,583	4,399,016
Investments in and advances to tenants in common	1,051,887	1,806,948

Total liabilities	272,880,926	277,734,504

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY:
Partners’ equity	17,878,565	18,093,842
Noncontrolling interests	5,454,484	5,736,033

Total equity	23,333,049	23,829,875

Total liabilities and equity	$296,213,975	$301,564,379

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of March 31, 2013

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$-	$49,881,825
Contributions from noncontrolling interests	-	-	-	-	9,952,176	9,952,176
Net loss prior years	-	-	(154,367)	(1,810,921)	(3,475,143)	(5,440,431)
Consolidated net income (loss) current year	-	-	21,862	317,625	(151,074)	188,413
Cash distributions declared to date	-	-	(1,829,097)	(27,192,303)	(871,475)	(29,892,875)
Retirement of limited partnership interests to date	-	(286,334)	-	(1,356,059)	-	(1,356,059)

Balances on March 31, 2013	714,491	10,380,783	$1,169,779	$16,708,786	$5,454,484	$23,333,049

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
REVENUE:
Rental income	$14,041,898	$13,582,404
Tenant reimbursements	424,530	459,124

Total revenue	14,466,428	14,041,528

EXPENSES:
Operating expenses	3,056,348	3,782,923
Operating expenses reimbursed to affiliate	1,538,090	1,544,296
Management fees	808,340	701,173
Property taxes and insurance	1,948,836	1,836,917
Professional and administrative expenses	932,497	251,741
Professional and administrative expenses reimbursed to affiliate .	518,722	436,714
Depreciation and amortization	4,307,155	4,428,491

Total expenses	13,109,988	12,982,255

OPERATING INCOME	1,356,440	1,059,273

Interest and other income	1,608,532	19,796
Interest expense	(3,419,209)	(3,496,536)
Loss on disposal of assets	(10,452)	(98,345)
Loss from investments in joint ventures	(41,362)	(91,979)
Income (loss) from investments in tenants in common	694,464	(413,785)

CONSOLIDATED NET INCOME (LOSS)	188,413	(3,021,576)
Net loss attributable to noncontrolling interests	(151,074)	(294,245)

NET INCOME (LOSS)	$339,487	$(2,727,331)

Income (loss) allocated to limited partners	$176,280	$(2,826,999)
Net loss attributable to noncontrolling interests allocated to limited partners	(141,345)	(275,297)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$317,625	$(2,551,702)

Income (loss) per limited partnership unit	$0.02	$(0.27)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.01)	(0.03)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT	$0.03	$(0.24)

Weighted average number of limited partnership interests	10,380,783	10,380,783

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net income (loss)	$188,413	$(3,021,576)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	10,452	98,345
Depreciation and amortization	4,478,877	4,608,916
Loss from investments in joint ventures	41,362	91,979
(Income) loss from investments in tenants in common	(694,464)	413,785
Changes in assets and liabilities:
Cash and equivalents — restricted	1,266,592	(169,905)
Accounts receivable	311,452	47,170
Other assets	(22,218)	961,124
Accounts payable and accrued expenses	(1,925,639)	(1,125,959)
Accounts payable and accrued expenses due to affiliate	155,487	80,245
Security deposits	38,162	13,695
Other liabilities	501,567	(63,026)

Net cash provided by operating activities	4,350,043	1,934,793

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(312,459)	(1,056,467)
Investments in joint ventures	(110,250)	(686,000)
Investments in tenants in common	(612,000)	-

Net cash used in investing activities	(1,034,709)	(1,742,467)

FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders	(130,475)	(26,500)
Distributions from tenants in common	60,000	-
Revolving note payable, net	(1,770,197)	1,497,688
Principal payments on mortgages payable	(1,097,897)	(1,016,564)
Additions to loan costs	(1,803)	-
Cash distributions	(554,764)	(554,764)

Net cash used in financing activities	(3,495,136)	(100,140)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(179,802)	92,186

CASH AND EQUIVALENTS, beginning of period	1,240,818	1,165,137

CASH AND EQUIVALENTS, end of period	$1,061,016	$1,257,323

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2012 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2013.  The Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner (“NTS Realty Capital”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2013, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 735,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid a quarterly distribution of $0.05 per unit to limited partners on April 12, 2013.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2013 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the three months ended March 31, 2013, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interest and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, bears the right to receive significant benefit through its agreement as developer and management, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of March 31, 2013 or December 31, 2012.

Financial Instruments

FASB ASC Topic 825 Financial Instruments requires disclosures about fair value of financial instruments in both interim and annual financial statements.

Certain of our assets and liabilities are considered financial instruments.  Fair value estimates, methods and assumptions are set forth below.

The book values of cash and equivalents, cash and equivalents - restricted, trade receivables and trade payables are considered representative of their respective fair values because of the immediate or short-term maturity of these financial instruments.

Deferred compensation plans: Our Officer and Director Plans as of March 31, 2013 and December 31, 2012 reflected liabilities of approximately $1.0 million and $0.9 million, respectively, the fair market value of 134,149 and 132,022 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the three months ended March 31, 2013 and 2012 totaled approximately $38,000 and $46,000, respectively.

Mortgages and notes payable: As of March 31, 2013 and December 31, 2012, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $288.0 million and $293.1 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Note 2 — Going Private Proposal

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

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units, other than Units owned by the Purchasers, will be cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”). Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration. In connection with the foregoing, an aggregate amount of $596,580 is expected to be paid to the non-employee directors of NTS Realty Capital. Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

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

The Merger and related transactions are expected to be completed in the third quarter of 2013. However, there can be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

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

Note 4 — Real Estate Transactions

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three months ended March 31, 2013 and 2012, did not result in an impairment loss.

During the three months ended March 31, 2013 and 2012, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2013 and 2012, we did not dispose of any properties.

Note 5 — Concentration of Credit Risk

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

Note 6 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.  We have a cash management program, which provides for the overnight investment of excess cash balances.  Under an agreement with a bank, excess cash is invested in a mutual fund for U.S. government and agency securities each night.

Note 7 — Cash and Equivalents - Restricted

Cash and equivalents - restricted represents cash on hand and short-term, highly liquid investments with initial maturities of three months or less which have been escrowed with certain mortgage companies and banks for property taxes, insurance and tenant improvements in accordance with certain loan and lease agreements and certain security deposits.

Note 8 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $4.3 million and $4.4 million, respectively.

Note 9 — Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky.  At March 31, 2013, we had funded approximately $5.1 million for our 49% interest as a joint venture with an unaffiliated third party.

•                  700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute 49% of the equity required to construct the building in exchange for 49% ownership interest as a joint venture with an unaffiliated third party.  At March 31, 2013, we had funded approximately $0.2 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for the three months ended March 31, 2013 and 2012 for these properties:

	(Unaudited)
	March 31, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$16,512,826	$16,381,730
Other, net	3,624,965	3,364,752
Total assets	$20,137,791	$19,746,482

Mortgage payable and other liabilities	$9,838,127	$9,587,404
Equity	10,299,664	10,159,078
Total liabilities and equity	$20,137,791	$19,746,482

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Summarized Statements of Operations
Revenue	$550,394	$45,251

Operating loss	$(25,070)	$(165,757)

Net loss	$(84,413)	$(187,712)

Net loss attributable to investments in joint ventures	(41,362)	(91,979)

Contributions
600 North Hurstbourne	$-	$686,000

700 North Hurstbourne	$110,250	$-

Note 10 — Investments in and Advances to Tenants in Common

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$52,702,008	$53,388,802
Other, net	2,707,649	1,036,366
Total assets	$55,409,657	$54,425,168

Mortgages payable and other liabilities	$54,350,537	$55,597,106
Equity	1,059,120	(1,171,938)
Total liabilities and equity	$55,409,657	$54,425,168

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Summarized Statements of Operations
Revenue	$2,513,068	$2,335,053

Operating income (loss)	$632,832	$(75,457)

Net income (loss)	$1,131,058	$(752,368)

Net income (loss) attributable to investments in tenants in common	$694,464	$(413,785)

Contributions
The Overlook at St. Thomas Apartments	$-	$-

Creek’s Edge at Stony Point Apartments	$1,200,000	$-

Distributions
The Overlook at St. Thomas Apartments	$100,000	$-

Creek’s Edge at Stony Point Apartments	$-	$-

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the three months ended March 31, 2013, we recognized a capital contribution and recorded the resulting asset on our unaudited condensed consolidated balance sheet at March 31, 2013.

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2013	December 31, 2012
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.70%, due September 30, 2013	$6,514,017	$8,284,214

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.99%, maturing October 28, 2013	74,452	105,951

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.70%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,099,652. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	20,088,602	20,196,602

	(Unaudited)
	March 31, 2013	December 31, 2012
Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,635,157	1,037,548	1,123,399

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,853,751	10,676,736	10,737,113

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $29,326,318	25,870,630	25,954,857

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.53%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $15,972,508	14,169,237	14,241,632

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.70%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $10,456,189	9,309,886	9,356,127

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,836,639	13,287,629	13,341,798

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $32,194,316	25,819,790	25,925,048

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,020,920	16,108,680	16,174,350

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $30,951,357	26,465,285	26,573,174

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,334,580	10,892,126	10,936,529

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $20,279,643	29,286,336	29,405,726

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,828,229	10,466,578	10,509,246

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,736,920	17,136,690	17,206,550

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $32,645,320	24,700,000	24,700,000

Total mortgages and notes payable	$261,904,222	$264,772,316

Our $10.0 million revolving note payable to a bank is due September 30, 2013.  As of March 31, 2013, our availability to draw on our revolving note payable was approximately $3.5 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on March 31, 2013, was approximately $288.0 million, which was determined using Level 2 measurement.

Interest paid for the three months ended March 31, 2013 and 2012 was approximately $3.3 million and $3.4 million, respectively.

All but one of our mortgages may be prepaid.  Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2013.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	March 31, 2013	December 31, 2012
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $30,822,498 (1)	$33,020,035	$33,174,478

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $21,879,511 (2)	$20,549,673	$21,830,408

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at March 31, 2013, was approximately $59.4 million, which was determined using Level 2 measurement.

Mortgage payable for our unconsolidated joint venture property consists of the following:

	(Unaudited)
	March 31, 2013	December 31, 2012
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.60%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $16,160,282 (3)	$9,449,591	$9,032,551

(3)  We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgage payable for our unconsolidated joint venture property at March 31, 2013, was approximately $9.4 million, which was determined using Level 2 measurement.

Note 12 — Accounts Payable and Accrued Expenses Due to Affiliate

Accounts payable and accrued expenses due to affiliate includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

Note 13 — Related Party Transactions

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the three months ended March 31, 2013 and 2012.  These charges include items which have been expensed as operating expenses reimbursed to affiliate or professional and administrative expenses reimbursed to affiliate and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Property management fees	$808,000	$701,000

Operating expenses reimbursement - property	1,068,000	1,014,000
Operating expenses reimbursement - multifamily leasing	178,000	209,000
Operating expenses reimbursement - administrative	277,000	278,000
Operating expenses reimbursement - other	15,000	43,000

Total operating expenses reimbursed to affiliate	1,538,000	1,544,000

Professional and administrative expenses reimbursed to affiliate	519,000	437,000

Construction supervision and leasing fees	34,000	45,000

Total related party transactions	$2,899,000	$2,727,000

Total related party transactions with our investments in tenants in common	$400,000	$336,000

Total related party transactions with our investments in joint ventures (1)	$229,000	$191,000

(1)         Construction supervision fees at 600 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended March 31, 2013 and 2012, we were charged approximately $26,000 and $16,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot. Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of March 31, 2013 was $22.00 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $3,000 and $76,000 from NTS Development Company for the three months ended March 31, 2013 and 2012, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $98,000 from NTS Development Company for the three months ended March 31, 2013.

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

Note 14 — Commitments and Contingencies

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

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, NTS Merger Parent, LLC, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. We believe these allegations are without merit and we intend to vigorously defend against them.

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

Note 15 — Segment Reporting

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

	(Unaudited)
	Three Months Ended March 31, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,478,130	$1,437,493	$131,885	$(5,610)	$14,041,898
Tenant reimbursements	-	401,040	23,490	-	424,530

Total revenue	12,478,130	1,838,533	155,375	(5,610)	14,466,428

Operating expenses and operating expenses reimbursed to affiliate	3,920,001	647,270	27,167	-	4,594,438
Management fees	703,408	98,840	6,092	-	808,340
Property taxes and insurance	1,650,223	253,403	16,037	29,173	1,948,836
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	1,451,219	1,451,219
Depreciation and amortization	3,795,322	471,250	40,583	-	4,307,155

Total expenses	10,068,954	1,470,763	89,879	1,480,392	13,109,988

Operating income (loss)	2,409,176	367,770	65,496	(1,486,002)	1,356,440

Interest and other income	1,570,069	35,257	3,037	169	1,608,532
Interest expense	(3,177,220)	(145,988)	(55)	(95,946)	(3,419,209)
Loss on disposal of assets	(10,452)	-	-	-	(10,452)
Loss from investments in joint ventures	-	(41,362)	-	-	(41,362)
Income from investments in tenants in common	694,464	-	-	-	694,464

Consolidated net income (loss)	1,486,037	215,677	68,478	(1,581,779)	188,413

Net loss attributable to noncontrolling interests	(151,074)	-	-	-	(151,074)

Net income (loss)	$1,637,111	$215,677	$68,478	$(1,581,779)	$339,487

Land, buildings and amenities, net	$252,912,435	$25,137,433	$3,347,489	$-	$281,397,357

Expenditures for land, buildings and amenities	$229,784	$82,675	$-	$-	$312,459

Segment liabilities from continuing operations	$241,693,863	$2,003,343	$43,572	$29,140,148	$272,880,926

	(Unaudited)
	Three Months Ended March 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,003,185	$1,452,903	$132,090	$(5,774)	$13,582,404
Tenant reimbursements	-	437,053	22,071	-	459,124

Total revenue	12,003,185	1,889,956	154,161	(5,774)	14,041,528

Operating expenses and operating expenses reimbursed to affiliate	4,647,052	650,889	29,278	-	5,327,219
Management fees	594,254	98,357	8,562	-	701,173
Property taxes and insurance	1,572,745	220,058	14,941	29,173	1,836,917
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliate	-	-	-	688,455	688,455
Depreciation and amortization	3,942,577	445,284	40,630	-	4,428,491

Total expenses	10,756,628	1,414,588	93,411	717,628	12,982,255

Operating income (loss)	1,246,557	475,368	60,750	(723,402)	1,059,273

Interest and other income	13,930	270	-	5,596	19,796
Interest expense	(3,245,980)	(150,279)	(11)	(100,266)	(3,496,536)
Loss on disposal of assets	(98,345)	-	-	-	(98,345)
Loss from investment in joint venture	-	(91,979)	-	-	(91,979)
Loss from investments in tenants in common	(413,785)	-	-	-	(413,785)

Consolidated net (loss) income	(2,497,623)	233,380	60,739	(818,072)	(3,021,576)

Net loss attributable to noncontrolling interests	(294,245)	-	-	-	(294,245)

Net (loss) income	$(2,203,378)	$233,380	$60,739	$(818,072)	$(2,727,331)

Land, buildings and amenities, net	$266,657,927	$26,611,118	$3,504,057	$-	$296,773,102

Expenditures for land, buildings and amenities	$482,874	$573,593	$-	$-	$1,056,467

Segment liabilities from continuing operations	$245,146,170	$2,744,902	$35,107	$26,628,638	$274,554,817

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

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units, other than Units owned by the Purchasers, will be cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”). Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration. In connection with the foregoing, an aggregate amount of $596,580 is expected to be paid to the non-employee directors of NTS Realty Capital. Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

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

The Merger and related transactions are expected to be completed in the third quarter of 2013. However, there can be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 22, 2013, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2013.

Results of Operations

As of March 31, 2013, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net income for the three months ended March 31, 2013 was approximately $0.3 million, and net loss for the three months ended March 31, 2012 was approximately $2.7 million.  The change in net income for the three months ended March 31, 2013 as compared to the net loss for the three months ended March 31, 2012 was primarily due to a $1.2 million increase in operating income across the multifamily segment, a $1.6 million increase in interest and other income across the multifamily segment primarily from a non-recurring settlement received for landscaping and tree damage and a $1.1 million increase in income from investments in tenants in common primarily from a non-recurring settlement received for landscaping and tree damage.  This was partially offset by an increase in legal and professional fees primarily related to the going private proposal of approximately $0.8 million. There were no other material offsetting changes in net income (loss) for the three months ended March 31, 2013 and 2012.

The following tables include certain selected summarized operating data for the three months ended March 31, 2013 and 2012.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,478,130	$1,838,533	$155,375	$(5,610)	$14,466,428
Operating expenses and operating expenses reimbursed to affiliate	3,920,001	647,270	27,167	-	4,594,438
Depreciation and amortization	3,795,322	471,250	40,583	-	4,307,155
Interest expense	(3,177,220)	(145,988)	(55)	(95,946)	(3,419,209)
Net income (loss)	1,637,111	215,677	68,478	(1,581,779)	339,487

	(Unaudited)
	Three Months Ended March 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,003,185	$1,889,956	$154,161	$(5,774)	$14,041,528
Operating expenses and operating expenses reimbursed to affiliate	4,647,052	650,889	29,278	-	5,327,219
Depreciation and amortization	3,942,577	445,284	40,630	-	4,428,491
Interest expense	(3,245,980)	(150,279)	(11)	(100,266)	(3,496,536)
Net (loss) income	(2,203,378)	233,380	60,739	(818,072)	(2,727,331)

Occupancy levels at our properties by segment as of March 31, 2013 and 2012 were as follows:

	2013	2012
Multifamily	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	98%	98%
Commercial	80%	81%
Commercial Unconsolidated Investment in Joint Venture	77%	9%
Retail	95%	90%

The average occupancy levels at our properties by segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Multifamily	95%	96%
Multifamily Unconsolidated Investments in Tenants in Common	98%	97%
Commercial	80%	81%
Commercial Unconsolidated Investment in Joint Venture	77%	9%
Retail	91%	90%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three months ended March 31, 2013 and 2012.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended March 31, 2013 and 2012 were approximately $14.5 million and $14.0 million, respectively.  The increase of $0.5 million, or 4%, was primarily the result of a $0.5 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,059 from $1,013 for the three months ended March 31, 2013 and 2012, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the three months ended March 31, 2013 and 2012.

Operating Expenses and Operating Expenses Reimbursed to Affiliate

Operating expenses for the three months ended March 31, 2013 and 2012 were approximately $3.1 million and $3.8 million, respectively.  The decrease of $0.7 million, or 18%, was primarily the result of a $0.7 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense. There were no other material offsetting changes in operating expenses for the three months ended March 31, 2013 and 2012.

Operating expenses reimbursed to affiliate for each of the three months ended March 31, 2013 and 2012 were approximately $1.5 million. There were no material offsetting changes in operating expenses reimbursed to affiliate for the three months ended March 31, 2013 and 2012.

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

Operating expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Property	$1,068,000	$1,014,000
Multifamily leasing	178,000	209,000
Administrative	277,000	278,000
Other	15,000	43,000

Total	$1,538,000	$1,544,000

Management Fees

Management fees for the three months ended March 31, 2013 and 2012 were approximately $0.8 million and $0.7 million, respectively.  The increase of $0.1 million, or 14%, was primarily the result of an increase in management fees across the multifamily segment primarily due to increased other income from a non-recurring settlement received for landscaping and tree damage.  There were no other material offsetting changes in management fees for the three months ended March 31, 2013 and 2012.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with an unaffiliated third party equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance for the three months ended March 31, 2013 and 2012 were approximately $1.9 million and $1.8 million, respectively.  The increase of $0.1 million, or 6%, was primarily the result of an increase of $0.1 million in property taxes and insurance across the multifamily segment. There were no other material offsetting changes in property taxes and insurance for the three months ended March 31, 2013 and 2012.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliate

Professional and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $0.9 million and $0.3 million, respectively.  The increase of $0.6 million was primarily the result of increased legal and professional fees primarily due to the going private proposal.  There were no other material offsetting changes in professional and administrative expenses for the three months ended March 31, 2013 and 2012.

Professional and administrative expenses reimbursed to affiliate for the three months ended March 31, 2013 and 2012 were approximately $0.5 million and $0.4 million, respectively.  The increase of $0.1 million, or 25%, was primarily due to increased personnel cost and compensation reimbursed to NTS Development Company. There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliate for the three months ended March 31, 2013 and 2012.

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

Professional and administrative expenses reimbursed to affiliate consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Finance	$131,000	$109,000
Accounting	201,000	195,000
Investor relations	83,000	75,000
Human resources	5,000	5,000
Overhead	99,000	53,000

Total	$519,000	$437,000

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013 and 2012 was approximately $4.3 million and $4.4 million, respectively.  The decrease of $0.1 million, or 2%, was primarily due to a decrease in depreciation and amortization of approximately $0.1 million across the multifamily segment. There were no other material offsetting changes in depreciation and amortization for the three months ended March 31, 2013 and 2012.

Interest and Other Income

Interest and other income for the three months ended March 31, 2013 and 2012 was approximately $1.6 million and $20,000, respectively.  The increase was primarily due to a non-recurring settlement received for landscaping and tree damage.  There were no other material offsetting changes in interest and other income for the three months ended March 31, 2013 and 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was approximately $3.4 million and $3.5 million, respectively.  The decrease of $0.1 million, or 3%, was primarily the result of a decrease in interest expense across the multifamily segment.  There were no other material offsetting changes in interest expense for the three months ended March 31, 2013 and 2012.

Loss on Disposal of Assets

The loss on disposal of assets for the three months ended March 31, 2013 and 2012 can be attributed to assets that were not fully depreciated at the time of replacement primarily across the multifamily segment.

Loss from Investments in Joint Ventures

Loss from investments in joint ventures for the three months ended March 31, 2013 and 2012 includes net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are

600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in mid to late 2014. There were no other material offsetting changes in loss from investments in joint ventures for the three months ended March 31, 2013 and 2012.

Income (Loss) from Investments in Tenants in Common

Income (loss) from investments in tenants in common for the three months ended March 31, 2013 and 2012 includes net operating income (losses) attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  Income from investments in tenants in common for the three months ended March 31, 2013 was approximately $0.7 million, and loss from investments in tenants in common for the three months ended March 31, 2012 was approximately $0.4 million.  The change in net income for the three months ended March 31, 2013 as compared to the net loss for the three months ended March 31, 2012 was primarily due to a non-recurring settlement received for landscaping and tree damage at The Overlook at St. Thomas Apartments.  There were no other material offsetting changes in loss from investments in tenants in common for the three months ended March 31, 2013 and 2012.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the three months ended March 31, 2013, we recognized a capital contribution and recorded the resulting asset on our unaudited condensed consolidated balance sheet at March 31, 2013.

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

The components of the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 are outlined below:

	(Unaudited)
	Three Months Ended March 31,
	2013	2012
Operating activities	$4,350,000	$1,935,000
Investing activities	(1,035,000)	(1,743,000)
Financing activities	(3,495,000)	(100,000)

Net (decrease) increase in cash and equivalents	$(180,000)	$92,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $4.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.  The change of approximately $2.5 million was primarily due to increased cash provided by results of operations of approximately $3.2 million, which was partially offset by increased cash used to satisfy accounts payable and accounts payable due to affiliate of approximately $0.7 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $1.0 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.  The change of approximately $0.7 million was primarily due to decreased cash used for additions to land, buildings and amenities of approximately $0.7 million and decreased cash used to invest in our joint ventures with an unaffiliated third party of approximately $0.6 million, partially offset by increased cash contributed to one of our tenant in common investments of approximately $0.6 million. The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $3.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. The change of approximately $3.4 million was primarily due to decreased cash provided by our revolving note payable, net of receipts, of approximately $3.3 million and increased cash used for distributions to noncontrolling interest holders of approximately $0.1 million. The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our unaudited condensed consolidated balance sheet, were approximately $1.1 million as of March 31, 2013.

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

We have approximately $6.6 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10 million revolving note payable to a bank that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.  As of March 31, 2013, our availability to draw on our revolving note payable was approximately $3.5 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

On March 13, 2013, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 12, 2013, to limited partners of record at the close of business on March 28, 2013.  We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.

We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by March 31, 2013, we are obligated to incur expenditures of approximately $0.1 million on our wholly-owned properties funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We are obligated to incur expenditures of approximately $0.2 million on our unconsolidated joint venture properties pursuant to our 49% ownership interest funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We expect to fund these expenditures by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months. This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal of or refinancing of our revolving note payable coming due in the next twelve months.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012. The building is managed by an affiliate of NTS Development Company.  At March 31, 2013, we had funded approximately $5.1 million pursuant to our 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. The joint venture expects to invest a total of approximately $20.5 million in the construction of the building and completion of tenant space.  The joint venture had invested approximately $10.4 million to date as of March 31, 2013.  We have funded and intend to fund any remaining investment with cash on hand, cash from operations and borrowing on our revolving note payable.

On May 1, 2012, we purchased a 2.7-acre tract of land located adjacent to The Willows of Plainview Apartments in Louisville, Kentucky, for approximately $0.4 million funded from borrowings on our revolving note payable. We anticipate constructing a multifamily apartment complex on the land beginning in 2013.  We intend to fund this construction with proceeds from cash on hand, cash from operations or borrowing on our revolving note payable or on a new construction note payable.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in mid to late 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute 49% of the equity required to construct the building in exchange for a 49% ownership interest.  We intend to fund our share of this investment with proceeds from cash on hand, cash from operations or borrowing on new or existing debt.  At March 31, 2013, we had funded approximately $0.2 million of this commitment.  We anticipate the joint venture entering into a construction financing agreement with a bank.  The joint venture expects to invest a total of approximately $24.0 million in the construction of the building and completion of tenant space.

On January 31, 2013, we entered into a contract to purchase a 4.1-acre tract of land located adjacent to Parks Edge Apartments in Memphis, Tennessee for approximately $0.2 million.  We intend to fund this purchase from cash on hand, cash from operations or borrowing on our revolving note payable.  We anticipate closing on the purchase during the second half of 2013.

Property Transactions

Acquisitions

During the three months ended March 31, 2013 and 2012, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2013 and 2012, we did not dispose of any properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2013, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One – Three Years	Three – Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$334,205,135	$24,386,308	$62,298,299	$50,351,483	$197,169,045
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$334,205,135	$24,386,308	$62,298,299	$50,351,483	$197,169,045

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $50.1 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at March 31, 2013 was 3.4%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, NTS Merger Parent, LLC, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, to enjoin the defendants from completing the Merger as currently contemplated. We believe these allegations are without merit and we intend to vigorously defend against them.

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

As of March 31, 2013, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 10, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

		(19)(20)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 28, 2012
(19)	Filed herewith
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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	May 10, 2013

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	May 10, 2013