Form 10-Q
period 2013-06-30
NTS REALTY HOLDINGS LP
filed 2013-08-09
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 9, 2013, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the United States Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 22, 2013, as they may be revised or supplemented by us in subsequent reports on form 10-Q and other fillings with the SEC, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS:
Cash and equivalents	$1,533,913	$1,240,818
Cash and equivalents - restricted	2,967,307	4,021,586
Accounts receivable, net of allowance for doubtful accounts of $100,468 at June 30, 2013 and $81,163 at December 31, 2012, respectively	1,451,831	1,770,696
Land, buildings and amenities, net	278,100,026	285,383,595
Investments in and advances to joint ventures	5,321,615	4,977,948
Investment in and advances to tenant in common	407,421	—
Other assets	3,746,716	4,169,736

Total assets	$293,528,829	$301,564,379

LIABILITIES:
Mortgages and notes payable	$261,347,334	$264,772,316
Accounts payable and accrued expenses	3,035,943	4,931,794
Accounts payable and accrued expenses due to affiliates	349,005	336,688
Distributions payable	554,764	554,764
Security deposits	991,303	932,978
Other liabilities	5,555,793	4,399,016
Investments in and advances to tenants in common	1,235,585	1,806,948

Total liabilities	273,069,727	277,734,504

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY:
Partners’ equity	15,259,723	18,093,842
Noncontrolling interests	5,199,379	5,736,033

Total equity	20,459,102	23,829,875

Total liabilities and equity	$293,528,829	$301,564,379

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of June 30, 2013

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$-	$49,881,825
Contributions from noncontrolling interests	-	-	-	-	9,952,176	9,952,176
Net loss prior years	-	-	(154,367)	(1,810,921)	(3,475,143)	(5,440,431)
Consolidated net loss current year	-	-	(111,057)	(1,613,535)	(330,679)	(2,055,271)
Cash distributions declared to date	-	-	(1,864,822)	(27,711,341)	(946,975)	(30,523,138)
Retirement of limited partnership interests to date	-	(286,334)	-	(1,356,059)	-	(1,356,059)

Balances on June 30, 2013	714,491	10,380,783	$1,001,135	$14,258,588	$5,199,379	$20,459,102

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS Realty Holdings Limited Partnership

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE:
Rental income	$14,269,687	$13,820,073	$28,311,585	$27,402,477
Tenant reimbursements	431,570	476,641	856,100	935,765

Total revenue	14,701,257	14,296,714	29,167,685	28,338,242

EXPENSES:
Operating expenses	3,765,937	4,115,823	6,822,285	7,898,746
Operating expenses reimbursed to affiliates	1,554,765	1,516,082	3,092,855	3,060,378
Management fees	732,005	707,938	1,540,345	1,409,111
Property taxes and insurance	1,986,199	1,788,008	3,935,035	3,624,925
Professional and administrative expenses	677,685	186,251	1,610,182	437,992
Professional and administrative expenses reimbursed to affiliates	449,026	433,534	967,748	870,248
Depreciation and amortization	4,108,662	4,467,263	8,415,817	8,895,754

Total expenses	13,274,279	13,214,899	26,384,267	26,197,154

OPERATING INCOME	1,426,978	1,081,815	2,783,418	2,141,088

Interest and other income	8,162	17,537	1,616,694	37,333
Interest expense	(3,433,832)	(3,488,704)	(6,853,041)	(6,985,240)
Loss on disposal of assets	(31,835)	(65,970)	(42,287)	(164,315)
Loss from investments in joint ventures	(5,477)	(71,597)	(46,839)	(163,576)
(Loss) income from investments in tenants in common	(207,680)	(595,941)	486,784	(1,009,726)

CONSOLIDATED NET LOSS	(2,243,684)	(3,122,860)	(2,055,271)	(6,144,436)
Net loss attributable to noncontrolling interests	(179,605)	(256,959)	(330,679)	(551,204)

NET LOSS	$(2,064,079)	$(2,865,901)	$(1,724,592)	$(5,593,232)

Loss allocated to limited partners	$(2,099,200)	$(2,921,760)	$(1,922,920)	$(5,748,759)
Net loss attributable to noncontrolling interests allocated to limited partners	(168,040)	(240,412)	(309,385)	(515,709)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(1,931,160)	$(2,681,348)	$(1,613,535)	$(5,233,050)

Loss per limited partnership unit	$(0.21)	$(0.28)	$(0.19)	$(0.55)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.02)	(0.02)	(0.03)	(0.05)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.19)	$(0.26)	$(0.16)	$(0.50)

Weighted average number of limited partnership interests	10,380,783	10,380,783	10,380,783	10,380,783

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	(Unaudited)
	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(2,055,271)	$(6,144,436)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	42,287	164,315
Depreciation and amortization	8,762,944	9,260,908
Loss from investments in joint ventures	46,839	163,576
(Income) loss from investments in tenants in common	(486,784)	1,009,726
Changes in assets and liabilities:
Cash and equivalents — restricted	1,054,279	(850,830)
Accounts receivable	318,865	64,160
Other assets	39,876	859,997
Accounts payable and accrued expenses	(1,895,851)	(1,596,264)
Accounts payable and accrued expenses due to affiliates	12,317	28,427
Security deposits	58,325	59,103
Other liabilities	1,156,777	1,202,746

Net cash provided by operating activities	7,054,603	4,221,428

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,136,715)	(2,139,054)
Investments in joint ventures	(390,506)	(2,275,600)
Investments in tenants in common	(612,000)	-

Net cash used in investing activities	(2,139,221)	(4,414,654)

FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders	(205,975)	(222,500)
Distributions from tenants in common	120,000	60,000
Revolving note payable, net	(1,247,313)	3,303,880
Principal payments on mortgages payable	(2,177,669)	(2,015,484)
Additions to loan costs	(1,803)	-
Cash distributions	(1,109,527)	(1,109,527)

Net cash (used in) provided by financing activities	(4,622,287)	16,369

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	293,095	(176,857)

CASH AND EQUIVALENTS, beginning of period	1,240,818	1,165,137

CASH AND EQUIVALENTS, end of period	$1,533,913	$988,280

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2012 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2013.  The Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner (“NTS Realty Capital”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of June 30, 2013, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 736,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 12, 2013 and July 12, 2013.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation provides guidance on the identification and accounting for variable interest entities (“VIEs”).  We consolidate a VIE when we are determined to be the primary beneficiary based on the qualitative factors affecting:

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  There have been no changes during 2013 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the six months ended June 30, 2013, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interests and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

On October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2014 to early 2015. The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At June 30, 2013, we had funded approximately $0.3 million of this commitment.  On July 1, 2013, the joint venture entered into a $16.5 million construction financing agreement with a bank. We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of $22.0 million in the construction of the building and completion of tenant space.

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction management fees, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of June 30, 2013 or December 31, 2012.

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

Deferred compensation plans: Our Officer and Director Plans as of June 30, 2013 and December 31, 2012 reflected liabilities of approximately $1.0 million and $0.9 million, respectively, the fair market value of 136,327 and 132,022 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the six months ended June 30, 2013 and 2012 totaled approximately $29,000 and $18,000, respectively.

Mortgages and notes payable: As of June 30, 2013 and December 31, 2012, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $278.1 million and $293.1 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units, other than Units owned by the Purchasers, will be canceled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”). Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration. In connection with the foregoing, an aggregate amount of $610,185 is expected to be paid to the non-employee directors of NTS Realty Capital. Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

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

The Merger Agreement may be terminated by either the Purchasers or us (by action of the special committee of the board of directors of NTS Realty Capital) if the merger has not been consummated by September 30, 2013 (the “Termination Date”) or if the special committee has effected a change in recommendation by, among other possible actions, approving, recommending or entering into an agreement with respect to an alternative transaction involving a substantial portion of our equity interests or assets.

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

At this point in time, it is not realistic that the Merger and related transactions will be completed by the Termination Date, and while there can be no assurance that the Merger Agreement will be extended beyond the Termination Date, the terms of the Merger Agreement allow for an extension of the Termination Date upon the mutual agreement of the parties.  There can also be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three and six months ended June 30, 2013 and 2012, did not result in an impairment loss.

During the six months ended June 30, 2013 and 2012, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2013 and 2012, we did not dispose of any properties.

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

Note 8 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. Depreciation expense for the three months ended June 30, 2013 and 2012 was approximately $4.1 million and $4.5 million, respectively.  Depreciation expense for the six months ended June 30, 2013 and 2012 was approximately $8.4 million and $8.9 million, respectively.

Note 9 — Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky.  At June 30, 2013, we had funded approximately $5.3 million for our 49% ownership interest as a joint venture with an unaffiliated third party.

•                  700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest as a joint venture with an unaffiliated third party.  At June 30, 2013, we had funded approximately $0.3 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$17,733,515	$16,381,730
Other, net	4,184,880	3,364,752
Total assets	$21,918,395	$19,746,482

Mortgage payable and other liabilities	$11,057,956	$9,587,404
Equity	10,860,439	10,159,078
Total liabilities and equity	$21,918,395	$19,746,482

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Summarized Statements of Operations
Revenue	$607,976	$287,588	$1,158,370	$332,839

Operating income (loss)	$50,999	$(91,582)	$25,929	$(257,339)

Net loss	$(11,176)	$(146,117)	$(95,589)	$(333,829)

Net loss attributable to investments in joint ventures	$(5,477)	$(71,597)	$(46,839)	$(163,576)

Contributions

600 North Hurstbourne	$182,256	$1,589,600	$182,256	$2,275,600

700 North Hurstbourne	$98,000	$-	$208,250	$-

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	June 30, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$51,957,634	$53,388,802
Other, net	2,785,139	1,036,366
Total assets	$54,742,773	$54,425,168

Mortgages payable and other liabilities	$54,154,488	$55,597,106
Equity	588,285	(1,171,938)
Total liabilities and equity	$54,742,773	$54,425,168

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Summarized Statements of Operations
Revenue	$2,527,726	$2,352,976	$5,040,794	$4,688,029

Operating income (loss)	$431,389	$(234,792)	$1,064,221	$(159,335)

Net (loss) income	$(370,835)	$(1,056,264)	$760,223	$(1,808,632)

Net (loss) income attributable to investments in tenants in common	$(207,680)	$(595,941)	$486,784	$(1,009,726)

Contributions

The Overlook at St. Thomas Apartments	$-	$-	$-	$-

Creek’s Edge at Stony Point Apartments	$-	$-	$1,200,000	$-

Distributions

The Overlook at St. Thomas Apartments	$100,000	$100,000	$200,000	$100,000

Creek’s Edge at Stony Point Apartments	$-	$-	$-	$-

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the six months ended June 30, 2013, we recognized a capital contribution and recorded the resulting asset on our unaudited condensed consolidated balance sheet at June 30, 2013.

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.69%, due September 30, 2013	$7,036,901	$8,284,214

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.99%, maturing October 28, 2013	42,701	105,951

	(Unaudited)
	June 30, 2013	December 31, 2012
Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.69%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $16,055,728. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	19,980,602	20,196,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,618,858	949,871	1,123,399

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,977,486	10,618,596	10,737,113

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $28,709,366	25,793,744	25,954,857

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.52%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $15,701,846	14,098,892	14,241,632

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.69%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $10,282,062	9,265,072	9,356,127

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,612,346	13,236,691	13,341,798

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $31,837,317	25,720,809	25,925,048

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,788,764	16,046,927	16,174,350

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $30,632,612	26,363,829	26,573,174

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,200,456	10,850,371	10,936,529

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $20,032,429	29,174,066	29,405,726

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,712,806	10,426,454	10,509,246

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,624,676	17,070,996	17,206,550

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $32,246,852	24,670,812	24,700,000

Total mortgages and notes payable	$261,347,334	$264,772,316

Our $10.0 million revolving note payable to a bank is due September 30, 2013.  As of June 30, 2013, our availability to draw on our revolving note payable was approximately $3.0 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on June 30, 2013, was approximately $278.1 million, which was determined using Level 2 measurement.

Interest paid for the six months ended June 30, 2013 and 2012 was approximately $6.7 million and $6.8 million, respectively.

All but one of our mortgages may be prepaid.  Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at June 30, 2013.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $30,430,593 (1)	$32,873,802	$33,174,478

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $21,527,040 (2)	$20,470,783	$21,830,408

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at June 30, 2013, was approximately $58.4 million, which was determined using Level 2 measurement.

Mortgages payable for our unconsolidated joint venture properties consist of the following:

	(Unaudited)
	June 30, 2013	December 31, 2012
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.59%, maturing December 14, 2014, secured by certain buildings and amenities with a carrying value of $16,475,841 (3)	$9,803,363	$9,032,551

Construction mortgage payable to a bank for $16.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.59%, maturing July 1, 2017, secured by certain buildings and amenities under construction (4)	$-	$-

(3)  We are a guarantor of this construction loan made to Campus One, LLC.  We are proportionately liable for the $10.5 million obligation, limited to our 49% ownership interest.

(4)  We are a guarantor of this construction loan made to Campus Two, LLC on July 1, 2013. We are proportionately liable for the$16.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated joint venture properties at June 30, 2013, was approximately $9.8 million, which was determined using Level 2 measurement.

On August 8, 2013 Campus One, LLC refinanced its $10.5 million construction mortgage payable with a new mortgage payable to a life insurance company for $17.3 million bearing fixed interest at 4.35% and maturing September 1, 2028.

Note 12 — Accounts Payable and Accrued Expenses Due to Affiliates

Accounts payable and accrued expenses due to affiliates includes amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our condensed consolidated statements of operations as professional and administrative expenses reimbursed to affiliates.

We were charged the following amounts pursuant to our various agreements with NTS Development for the three and six months ended June 30, 2013 and 2012.  These charges include items which have been expensed as operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended June 30,
	2013	2012
Property management fees	$732,000	$708,000

Operating expenses reimbursement - property	1,063,000	1,008,000
Operating expenses reimbursement - multifamily leasing	189,000	201,000
Operating expenses reimbursement - administrative	274,000	272,000
Operating expenses reimbursement - other	29,000	35,000

Total operating expenses reimbursed to affiliates	1,555,000	1,516,000

Professional and administrative expenses reimbursed to affiliates	449,000	433,000

Construction supervision and leasing fees	37,000	26,000

Total related party transactions	$2,773,000	$2,683,000

Total related party transactions with our investments in tenants in common	$343,000	$363,000

Total related party transactions with our investments in joint ventures (1)	$136,000	$306,000

	(Unaudited)
	Six Months Ended June 30,
	2013	2012
Property management fees	$1,540,000	$1,409,000

Operating expenses reimbursement - property	2,131,000	2,022,000
Operating expenses reimbursement - multifamily leasing	367,000	410,000
Operating expenses reimbursement - administrative	551,000	550,000
Operating expenses reimbursement - other	44,000	78,000

Total operating expenses reimbursed to affiliates	3,093,000	3,060,000

Professional and administrative expenses reimbursed to affiliates	968,000	870,000

Construction supervision and leasing fees	71,000	71,000

Total related party transactions	$5,672,000	$5,410,000

Total related party transactions with our investments in tenants in common	$743,000	$699,000

Total related party transactions with our investments in joint ventures (1)	$361,000	$497,000

(1)         Construction supervision fees at 600 North Hurstbourne and 700 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended June 30, 2013 and 2012, we were charged approximately $24,000 and $17,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the six months ended June 30, 2013 and 2012, we were charged approximately $49,000 and $33,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot. Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of June 30, 2013 was $22.00 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $3,000 and $52,000 from NTS Development Company for the three months ended June 30, 2013 and 2012, respectively.  We recognized rents of approximately $5,000 and $128,000 from NTS Development Company for the six months ended June 30, 2013 and 2012, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $98,000 and $33,000 from NTS Development Company for the three months ended June 30, 2013 and 2012, respectively.  Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $197,000 and $33,000 from NTS Development Company for the six months ended June 30, 2013 and 2012, respectively.

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

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  Then, on June 12, 2013, the Delaware Chancery Court granted a Stipulation and Order of Voluntary Dismissal as to Plaintiff R. Jay Tejera, dismissing the claims of Plaintiff R. Jay Tejera, without prejudice, from In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  On June 13, 2013, we received notice that Plaintiff R. Jay Tejera joined with Plaintiffs Stephen and Sharon Dannis in filing a second amended complaint in the litigation pending in the Jefferson County Circuit Court of the Commonwealth of Kentucky.  In the second amended complaint, the Dannises and Tejera purport to state claims for breach of fiduciary duty against us, each member of the board of directors, NTS Realty Capital and NTS Merger Parent, LLC.  This second amended complaint, like the amended complaint, seeks money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

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

	(Unaudited)
	Three Months Ended June 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,751,866	$1,379,026	$144,076	$(5,281)	$14,269,687
Tenant reimbursements	-	406,257	25,313	-	431,570

Total revenue	12,751,866	1,785,283	169,389	(5,281)	14,701,257

Operating expenses and operating expenses reimbursed to affiliates	4,636,684	656,980	27,038	-	5,320,702
Management fees	636,761	87,034	8,210	-	732,005
Property taxes and insurance	1,687,482	253,507	16,037	29,173	1,986,199
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,126,711	1,126,711
Depreciation and amortization	3,622,387	445,692	40,583	-	4,108,662

Total expenses	10,583,314	1,443,213	91,868	1,155,884	13,274,279

Operating income (loss)	2,168,552	342,070	77,521	(1,161,165)	1,426,978

Interest and other income	6,705	1,431	-	26	8,162
Interest expense	(3,195,175)	(142,782)	(63)	(95,812)	(3,433,832)
Loss on disposal of assets	(31,792)	(43)	-	-	(31,835)
Loss from investments in joint ventures	-	(5,477)	-	-	(5,477)
Loss from investments in tenants in common	(207,680)	-	-	-	(207,680)

Consolidated net (loss) income	(1,259,390)	195,199	77,458	(1,256,951)	(2,243,684)

Net loss attributable to noncontrolling interests	(179,605)	-	-	-	(179,605)

Net (loss) income	$(1,079,785)	$195,199	$77,458	$(1,256,951)	$(2,064,079)

Land, buildings and amenities, net	$249,843,953	$24,947,699	$3,308,374	$-	$278,100,026

Expenditures for land, buildings and amenities	$585,697	$238,559	$-	$-	$824,256

Segment liabilities from continuing operations	$241,933,880	$1,942,592	$51,842	$29,141,413	$273,069,727

	(Unaudited)
	Three Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,301,604	$1,392,154	$132,090	$(5,775)	$13,820,073
Tenant reimbursements	-	454,200	22,441	-	476,641

Total revenue	12,301,604	1,846,354	154,531	(5,775)	14,296,714

Operating expenses and operating expenses reimbursed to affiliates	4,841,069	765,636	25,200	-	5,631,905
Management fees	608,066	92,155	7,717	-	707,938
Property taxes and insurance	1,524,046	219,890	14,899	29,173	1,788,008
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	619,785	619,785
Depreciation and amortization	3,958,666	467,968	40,629	-	4,467,263

Total expenses	10,931,847	1,545,649	88,445	648,958	13,214,899

Operating income (loss)	1,369,757	300,705	66,086	(654,733)	1,081,815

Interest and other income	13,850	305	-	3,382	17,537
Interest expense	(3,241,063)	(152,722)	(13)	(94,906)	(3,488,704)
Loss on disposal of assets	(12,893)	(53,077)	-	-	(65,970)
Loss from investment in joint venture	-	(71,597)	-	-	(71,597)
Loss from investments in tenants in common	(595,941)	-	-	-	(595,941)

Consolidated net (loss) income	(2,466,290)	23,614	66,073	(746,257)	(3,122,860)

Net loss attributable to noncontrolling interests	(256,959)	-	-	-	(256,959)

Net (loss) income	$(2,209,331)	$23,614	$66,073	$(746,257)	$(2,865,901)

Land, buildings and amenities, net	$263,654,328	$26,211,619	$3,464,896	$-	$293,330,843

Expenditures for land, buildings and amenities	$967,961	$114,626	$-	$-	$1,082,587

Segment liabilities from continuing operations	$245,843,535	$2,450,978	$49,982	$28,248,291	$276,592,786

	(Unaudited)
	Six Months Ended June 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$25,229,996	$2,816,519	$275,961	$(10,891)	$28,311,585
Tenant reimbursements	-	807,297	48,803	-	856,100

Total revenue	25,229,996	3,623,816	324,764	(10,891)	29,167,685

Operating expenses and operating expenses reimbursed to affiliates	8,556,685	1,304,250	54,205	-	9,915,140
Management fees	1,340,169	185,874	14,302	-	1,540,345
Property taxes and insurance	3,337,705	506,910	32,074	58,346	3,935,035
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	2,577,930	2,577,930
Depreciation and amortization	7,417,709	916,942	81,166	-	8,415,817

Total expenses	20,652,268	2,913,976	181,747	2,636,276	26,384,267

Operating income (loss)	4,577,728	709,840	143,017	(2,647,167)	2,783,418

Interest and other income	1,576,774	36,688	3,037	195	1,616,694
Interest expense	(6,372,395)	(288,770)	(118)	(191,758)	(6,853,041)
Loss on disposal of assets	(42,244)	(43)	-	-	(42,287)
Loss from investments in joint ventures	-	(46,839)	-	-	(46,839)
Income from investments in tenants in common	486,784	-	-	-	486,784

Consolidated net income (loss)	226,647	410,876	145,936	(2,838,730)	(2,055,271)

Net loss attributable to noncontrolling interests	(330,679)	-	-	-	(330,679)

Net income (loss)	$557,326	$410,876	$145,936	$(2,838,730)	$(1,724,592)

Land, buildings and amenities, net	$249,843,953	$24,947,699	$3,308,374	$-	$278,100,026

Expenditures for land, buildings and amenities	$815,481	$321,234	$-	$-	$1,136,715

Segment liabilities from continuing operations	$241,933,880	$1,942,592	$51,842	$29,141,413	$273,069,727

	(Unaudited)
	Six Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$24,304,789	$2,845,057	$264,180	$(11,549)	$27,402,477
Tenant reimbursements	-	891,253	44,512	-	935,765

Total revenue	24,304,789	3,736,310	308,692	(11,549)	28,338,242

Operating expenses and operating expenses reimbursed to affiliates	9,488,121	1,416,525	54,478	-	10,959,124
Management fees	1,202,320	190,512	16,279	-	1,409,111
Property taxes and insurance	3,096,791	439,948	29,840	58,346	3,624,925
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,308,240	1,308,240
Depreciation and amortization	7,901,243	913,252	81,259	-	8,895,754

Total expenses	21,688,475	2,960,237	181,856	1,366,586	26,197,154

Operating income (loss)	2,616,314	776,073	126,836	(1,378,135)	2,141,088

Interest and other income	27,780	575	-	8,978	37,333
Interest expense	(6,487,043)	(303,001)	(24)	(195,172)	(6,985,240)
Loss on disposal of assets	(111,238)	(53,077)	-	-	(164,315)
Loss from investment in joint venture	-	(163,576)	-	-	(163,576)
Loss from investments in tenants in common	(1,009,726)	-	-	-	(1,009,726)

Consolidated net (loss) income	(4,963,913)	256,994	126,812	(1,564,329)	(6,144,436)

Net loss attributable to noncontrolling interests	(551,204)	-	-	-	(551,204)

Net (loss) income	$(4,412,709)	$256,994	$126,812	$(1,564,329)	$(5,593,232)

Land, buildings and amenities, net	$263,654,328	$26,211,619	$3,464,896	$-	$293,330,843

Expenditures for land, buildings and amenities	$1,450,835	$688,219	$-	$-	$2,139,054

Segment liabilities from continuing operations	$245,843,535	$2,450,978	$49,982	$28,248,291	$276,592,786

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

If the Merger Agreement is adopted by our limited partners and the Merger is consummated, all of our Units, other than Units owned by the Purchasers, will be canceled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit (the “Merger Consideration”). Immediately prior to the effective time of the Merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by phantom units pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration. In connection with the foregoing, an aggregate amount of $610,185 is expected to be paid to the non-employee directors of NTS Realty Capital. Consummation of the Merger is subject to certain conditions, including among others,

•                  approval of the Merger Agreement and the Merger by the holders of a majority of our Units, voting together as a single class;

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

The Merger Agreement may be terminated by either the Purchasers or us (by action of the special committee of the board of directors of NTS Realty Capital) if the merger has not been consummated by September 30, 2013 (the “Termination Date”) or if the special committee has effected a change in recommendation by, among other possible actions, approving, recommending or entering into an agreement with respect to an alternative transaction involving a substantial portion of our equity interests or assets.

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

At this point in time, it is not realistic that the Merger and related transactions will be completed by the Termination Date, and while there can be no assurance that the Merger Agreement will be extended beyond the Termination Date, the terms of the Merger Agreement allow for an extension of the Termination Date upon the mutual agreement of the parties. There can also be no assurance that the Merger Agreement will be approved by the unitholders, that the Purchasers will receive sufficient financing or that the Merger will be consummated on the terms described herein or at all.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 22, 2013, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended June 30, 2013.

Results of Operations

As of June 30, 2013, we owned wholly, as a tenant in common with an unaffiliated third party or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended June 30, 2013 and 2012 were approximately $2.1 million and $2.9 million, respectively.  The change in net loss for the three months ended June 30, 2013 as compared to June 30, 2012 was primarily due to a $0.8 million increase in operating income across the multifamily segment and a $0.4 million decrease in loss from investments in tenants in common primarily related to a decrease in repairs and maintenance expense.  This was partially offset by an increase in legal and professional fees primarily related to the going private proposal of approximately $0.5 million.  There were no other material offsetting changes in net loss for the three months ended June 30, 2013 and 2012.

Net losses for the six months ended June 30, 2013 and 2012 were approximately $1.7 million and $5.6 million, respectively.  The change in net loss for the six months ended June 30, 2013 as compared to June 30, 2012 was primarily due to a $2.0 million increase in operating income across the multifamily segment, a $1.5 million increase in interest and other income across the multifamily segment primarily from a non-recurring settlement received for landscaping and tree damage and a $1.5 million increase in income from investments in tenants in common primarily from a non-recurring settlement received for landscaping and tree damage.  This was partially offset by an increase in legal and professional fees primarily related to the going private proposal of approximately $1.3 million.  There were no other material offsetting changes in net loss for the six months ended June 30, 2013 and 2012.

The following tables include certain selected summarized operating data for the three and six months ended June 30, 2013 and 2012.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended June 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,751,866	$1,785,283	$169,389	$(5,281)	$14,701,257
Operating expenses and operating expenses reimbursed to affiliates	4,636,684	656,980	27,038	-	5,320,702
Depreciation and amortization	3,622,387	445,692	40,583	-	4,108,662
Interest expense	(3,195,175)	(142,782)	(63)	(95,812)	(3,433,832)
Net (loss) income	(1,079,785)	195,199	77,458	(1,256,951)	(2,064,079)

	(Unaudited)
	Three Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,301,604	$1,846,354	$154,531	$(5,775)	$14,296,714
Operating expenses and operating expenses reimbursed to affiliates	4,841,069	765,636	25,200	-	5,631,905
Depreciation and amortization	3,958,666	467,968	40,629	-	4,467,263
Interest expense	(3,241,063)	(152,722)	(13)	(94,906)	(3,488,704)
Net (loss) income	(2,209,331)	23,614	66,073	(746,257)	(2,865,901)

	(Unaudited)
	Six Months Ended June 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$25,229,996	$3,623,816	$324,764	$(10,891)	$29,167,685
Operating expenses and operating expenses reimbursed to affiliates	8,556,685	1,304,250	54,205	-	9,915,140
Depreciation and amortization	7,417,709	916,942	81,166	-	8,415,817
Total interest expense	(6,372,395)	(288,770)	(118)	(191,758)	(6,853,041)
Net income (loss)	557,326	410,876	145,936	(2,838,730)	(1,724,592)

	(Unaudited)
	Six Months Ended June 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$24,304,789	$3,736,310	$308,692	$(11,549)	$28,338,242
Operating expenses and operating expenses reimbursed to affiliates	9,488,121	1,416,525	54,478	-	10,959,124
Depreciation and amortization	7,901,243	913,252	81,259	-	8,895,754
Total interest expense	(6,487,043)	(303,001)	(24)	(195,172)	(6,985,240)
Net (loss) income	(4,412,709)	256,994	126,812	(1,564,329)	(5,593,232)

Occupancy levels at our properties by segment as of June 30, 2013 and 2012 were as follows:

	2013	2012
Multifamily	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	97%	95%
Commercial	79%	76%
Commercial Unconsolidated Investment in Joint Venture	89%	76%
Retail	95%	90%

The average occupancy levels at our properties by segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Multifamily	96%	96%	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	97%	96%	97%	97%
Commercial	79%	78%	80%	80%
Commercial Unconsolidated Investment in Joint Venture	85%	40%	81%	28%
Retail	95%	90%	93%	90%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and six months ended June 30, 2013 and 2012.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended June 30, 2013 and 2012 were approximately $14.7 million and $14.3 million, respectively.  Rental income and tenant reimbursements for the six months ended June 30, 2013 and 2012 were approximately $29.2 million and $28.3 million, respectively. The increase of $0.4 million, or 3%, for the three months ended June 30, 2013 and 2012 was primarily the result of a $0.5 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,064 from $1,021 for the three months ended June 30, 2013 and 2012, respectively.  The increase of $0.9 million, or 3%, for the six months ended June 30, 2013 and 2012 was primarily the result of a $0.9 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,061 from $1,017 for the six months ended June 30, 2013 and 2012, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and six months ended June 30, 2013 and 2012.

Operating Expenses and Operating Expenses Reimbursed to Affiliates

Operating expenses for the three months ended June 30, 2013 and 2012 were approximately $3.8 million and $4.1 million, respectively.  Operating expenses for the six months ended June 30, 2013 and 2012 were approximately $6.8 million and $7.9 million, respectively.  The decrease of $0.3 million, or 7%, for the three months ended June 30, 2013 and 2012 was primarily the result of a $0.2 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense and a $0.1 million decrease in operating expenses across the commercial segment primarily related to less repairs and maintenance expense.  The decrease of $1.1 million, or 14%, for the six months ended June 30, 2013 and 2012 was primarily the result of a $1.0 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense and a $0.1 million decrease in operating expenses across the commercial segment primarily related to less repairs and maintenance expense.  There were no other material offsetting changes in operating expenses for the three and six months ended June 30, 2013 and 2012.

Operating expenses reimbursed to affiliates for the three months ended June 30, 2013 and 2012 were approximately $1.6 and $1.5 million, respectively.  Operating expenses reimbursed to affiliates for each of the six months ended June 30, 2013 and 2012 were approximately $3.1 million.  The increase of $0.1 million, or 7%, for the three months ended June 30, 2013 and 2012 was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliates across the multifamily and commercial segments.  There were no other material offsetting changes in operating expenses reimbursed to affiliates for the three and six months ended June 30, 2013 and 2012.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our unaudited condensed consolidated statements of operations as operating expenses reimbursed to affiliates.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliates are for services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Property	$1,063,000	$1,008,000	$2,131,000	$2,022,000
Multifamily leasing	189,000	201,000	367,000	410,000
Administrative	274,000	272,000	551,000	550,000
Other	29,000	35,000	44,000	78,000

Total	$1,555,000	$1,516,000	$3,093,000	$3,060,000

Management Fees

Management fees for each of the three months ended June 30, 2013 and 2012 were approximately $0.7 million.  Management fees for the six months ended June 30, 2013 and 2012 were approximately $1.5 and $1.4 million, respectively.  The increase of $0.1 million, or 7%, for the six months ended June 30, 2013 and 2012 was primarily the result of an increase in management fees across the multifamily segment primarily due to increased other income from a non-recurring settlement received for landscaping and tree damage.  There were no other material offsetting changes in management fees for the three and six months ended June 30, 2013 and 2012.

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

Property Taxes and Insurance

Property taxes and insurance for the three months ended June 30, 2013 and 2012 were approximately $2.0 million and $1.8 million, respectively.  Property taxes and insurance for the six months ended June 30, 2013 and 2012 were approximately $3.9 million and $3.6 million, respectively.  The increase of $0.2 million, or 11%, for the three months ended June 30, 2013 and 2012 was primarily the result of an increase of $0.2 million in property taxes and insurance across the multifamily segment.  The increase of $0.3 million, or 8%, for the six months ended June 30, 2013 and 2012 was primarily the result of increases of $0.2 million and $0.1 million in property taxes and insurance across the multifamily and commercial segments, respectively.  There were no other material offsetting changes in property taxes and insurance for the three and six months ended June 30, 2013 and 2012.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliates

Professional and administrative expenses for the three months ended June 30, 2013 and 2012 were approximately $0.7 million and $0.2 million, respectively.  Professional and administrative expenses for the six months ended June 30, 2013 and 2012 were approximately $1.6 million and $0.4 million, respectively.  The increases of $0.5 million and $1.2 million for the three and six months ended June 30, 2013 and 2012, respectively, were primarily the result of increased legal and professional fees primarily due to the going private proposal.  There were no other material offsetting changes in professional and administrative expenses for the three and six months ended June 30, 2013 and 2012.

Professional and administrative expenses reimbursed to affiliates for each of the three months ended June 30, 2013 and 2012 were approximately $0.4 million.  Professional and administrative expenses reimbursed to affiliates for the six months ended June 30, 2013 and 2012 were approximately $1.0 million and $0.9 million, respectively.  The increase of $0.1 million, or 11%, for the six months ended June 30, 2013 and 2012 was primarily due to increased personnel cost and compensation reimbursed to NTS Development Company. There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliates for the three and six months ended June 30, 2013 and 2012.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our unaudited condensed consolidated statements of operations as professional and administrative expenses reimbursed to affiliates.  The services provided by others are classified as professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliates are for the services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Finance	$122,000	$110,000	$253,000	$219,000
Accounting	190,000	184,000	391,000	379,000
Investor relations	79,000	75,000	162,000	150,000
Human resources	5,000	5,000	10,000	10,000
Overhead	53,000	59,000	152,000	112,000

Total	$449,000	$433,000	$968,000	$870,000

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2013 and 2012 was approximately $4.1 million and $4.5 million, respectively.  Depreciation and amortization for the six months ended June 30, 2013 and 2012 was approximately $8.4 million and $8.9 million, respectively.  The decrease of $0.4 million, or 9%, for the three months ended June 30, 2013 and 2012 was primarily due to a decrease in depreciation and amortization of approximately $0.3 million spread across the multifamily segment.  The decrease of $0.5 million, or 6%, for the six months ended June 30, 2013 and 2012 was primarily due to a decrease in depreciation and amortization of approximately $0.5 million spread across the multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three and six months ended June 30, 2013 and 2012.

Interest and Other Income

Interest and other income for the three months ended June 30, 2013 and 2012 was approximately $8,000 and $18,000, respectively.  Interest and other income for the six months ended June 30, 2013 and 2012 was approximately $1.6 million and $37,000, respectively.  The decrease for the three months ended June 30, 2013 and 2012 was primarily due to a decrease in miscellaneous income and in interest income earned on notes receivable.  The increase for the six months ended June 30, 2013 and 2012 was primarily due to an approximately $1.6 million non-recurring settlement received for landscaping and tree damage. There were no other material offsetting changes in interest and other income for the three and six months ended June 30, 2013 and 2012.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was approximately $3.4 million and $3.5 million, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was approximately $6.9 and $7.0 million, respectively.   The decreases of $0.1 million, or 3%, and $0.1 million, or 1%, for the three and six months ended June 30, 2013 and 2012, respectively, were primarily the result of a decrease in interest expense across the multifamily segment.  There were no other material offsetting changes in interest expense for the three and six months ended June 30, 2013 and 2012.

Loss on Disposal of Assets

The loss on disposal of assets for the three and six months ended June 30, 2013 and 2012 can be attributed to assets that were not fully depreciated at the time of replacement primarily across the multifamily and commercial segments.

Loss from Investments in Joint Ventures

Loss from investments in joint ventures for the three and six months ended June 30, 2013 and 2012 includes net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are 600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in late 2014 to early 2015. There were no other material offsetting changes in loss from investments in joint ventures for the three and six months ended June 30, 2013 and 2012.

Income (Loss) from Investments in Tenants in Common

Income (loss) from investments in tenants in common for the three and six months ended June 30, 2013 and 2012 includes net operating income (losses) attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  Loss from investments in tenants in common for the three months ended June 30, 2013 and 2012 was approximately $0.2 million and $0.6 million, respectively.  Income from investments in tenants in common for the six months ended June 30, 2013 was approximately $0.5 million, and loss from investments in tenants in common for the six months ended June 30, 2012 was approximately $1.0 million. The change in net loss for the three months ended June 30, 2013 as compared to June 30, 2012 was primarily due to a decrease in repairs and maintenance expense.  The change in net income for the six months ended June 30, 2013 as compared to the net loss for the six months ended June 30, 2012 was primarily due to a non-recurring settlement received for landscaping and tree damage at The Overlook at St. Thomas Apartments.  There were no other material offsetting changes in income (loss) from investments in tenants in common for the three and six months ended June 30, 2013 and 2012.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the six months ended June 30, 2013, we recognized a capital contribution and recorded the resulting asset on our unaudited condensed consolidated balance sheet at June 30, 2013.

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

The components of the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are outlined below:

	(Unaudited)
	Six Months Ended June 30,
	2013	2012
Operating activities	$7,054,000	$4,221,000
Investing activities	(2,139,000)	(4,414,000)
Financing activities	(4,622,000)	16,000

Net increase (decrease) in cash and equivalents	$293,000	$(177,000)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $7.1 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.  The change of approximately $2.9 million was primarily due to increased cash provided by results of operations of approximately $4.1 million, which was partially offset by decreased cash provided by other assets of approximately $0.9 million for a payment received on a note receivable in 2012 without a similar payment in 2013 and increased cash used to satisfy accounts payable and accounts payable due to affiliates of approximately $0.3 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $2.1 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively.  The change of approximately $2.3 million was primarily due to decreased cash used for additions to land, buildings and amenities of approximately $1.0 million and decreased cash used to invest in our joint ventures with an unaffiliated third party of approximately $1.9 million, partially offset by increased cash contributed to one of our tenant in common investments of approximately $0.6 million.   The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $4.6 million compared to net cash provided by financing activities of approximately $16,000 for the six months ended June 30, 2013 and 2012, respectively.  The change of approximately $4.6 million was primarily due to increased cash used to repay our revolving note payable, net of receipts, of approximately $4.6 million. The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our unaudited condensed consolidated balance sheet, were approximately $1.5 million as of June 30, 2013.

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

We have approximately $7.1 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.  As of June 30, 2013, our availability to draw on our revolving note payable was approximately $3.0 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

On March 13, 2013, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on April 12, 2013, to limited partners of record at the close of business on March 28, 2013.

On June 11, 2013, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on July 12, 2013, to limited partners of record at the close of business on June 28, 2013.  We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.

We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by June 30, 2013, we are obligated to incur expenditures of approximately $0.1 million on our wholly-owned properties funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We are obligated to incur expenditures of approximately $0.2 million on our unconsolidated joint venture properties pursuant to our 49% ownership interest funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We expect to fund these expenditures with cash on hand, cash from operations or borrowings on new or existing debt during the next twelve months. This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal of or refinancing of our revolving note payable coming due in the next twelve months.

On October 28, 2010, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company, with construction completed in early 2012. The building is managed by an affiliate of NTS Development Company.  At June 30, 2013, we had funded approximately $5.3 million pursuant to our 49% ownership interest.  The joint venture has entered into a $10.5 million construction financing agreement with a bank. The joint venture expects to invest a total of approximately $20.5 million in the construction of the building and completion of tenant space.  The joint venture had invested approximately $10.7 million to date as of June 30, 2013.  We have funded and intend to fund any remaining investment with cash on hand, cash from operations or borrowings on new or existing debt.

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

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 N. Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 N. Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2014 to early 2015.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At June 30, 2013, we had funded approximately $0.3 million of this commitment.  On July 1, 2013, the joint venture entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

On January 31, 2013, we entered into a contract to purchase a 4.1-acre tract of land located adjacent to Parks Edge Apartments in Memphis, Tennessee for approximately $0.2 million.  We intend to fund this purchase from cash on hand, cash from operations or borrowing on our revolving note payable.  We anticipate closing on the purchase during the second half of 2013.

On August 8, 2013 Campus One, LLC refinanced its $10.5 million construction mortgage payable with a new mortgage payable to a life insurance company for $17.3 million bearing fixed interest at 4.35% and maturing September 1, 2028.

Property Transactions

Acquisitions

During the six months ended June 30, 2013 and 2012, we did not acquire any properties.

Dispositions

During the six months ended June 30, 2013 and 2012, we did not dispose of any properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of June 30, 2013, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One - Three Years	Three - Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$330,259,192	$24,886,984	$61,695,448	$72,593,885	$171,082,875
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$330,259,192	$24,886,984	$61,695,448	$72,593,885	$171,082,875

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $50.4 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at June 30, 2013 was 3.4%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation. Then, on June 12, 2013, the Delaware Chancery Court granted a Stipulation and Order of Voluntary Dismissal as to Plaintiff R. Jay Tejera, dismissing the claims of Plaintiff R. Jay Tejera, without prejudice, from In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  On June 13, 2013, we received notice that Plaintiff R. Jay Tejera joined with Plaintiffs Stephen and Sharon Dannis in filing a second amended complaint in the litigation pending in the Jefferson County Circuit Court of the Commonwealth of Kentucky.  In the second amended complaint, the Dannises and Tejera purport to state claims for breach of fiduciary duty against us, each member of the board of directors, NTS Realty Capital and NTS Merger Parent, LLC.  This second amended complaint, like the amended complaint, seeks money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of June 30, 2013, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	August 9, 2013

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	August 9, 2013