Form 10-Q
period 2013-09-30
NTS REALTY HOLDINGS LP
filed 2013-11-08
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2013, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS:
Cash and equivalents	$2,160,637	$1,240,818
Cash and equivalents - restricted	4,777,177	4,021,586
Accounts receivable, net of allowance for doubtful accounts of $106,822 at September 30, 2013 and $81,163 at December 31, 2012, respectively	1,467,867	1,770,696
Land, buildings and amenities, net	274,578,257	285,383,595
Investments in and advances to joint ventures	1,933,691	4,977,948
Investments in and advances to tenants in common	286,371	-
Other assets	4,000,755	4,169,736

Total assets	$289,204,755	$301,564,379

LIABILITIES:
Mortgages and notes payable	$258,086,322	$264,772,316
Accounts payable and accrued expenses	3,991,500	4,931,794
Accounts payable and accrued expenses due to affiliates	404,770	336,688
Distributions payable	554,764	554,764
Security deposits	996,030	932,978
Other liabilities	6,012,107	4,399,016
Investments in and advances to tenants in common	1,634,716	1,806,948

Total liabilities	271,680,209	277,734,504

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY:
Partners’ equity	12,562,662	18,093,842
Noncontrolling interests	4,961,884	5,736,033

Total equity	17,524,546	23,829,875

Total liabilities and equity	$289,204,755	$301,564,379

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of September 30, 2013

(Unaudited)

	(Unaudited)
	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$-	$49,881,825
Contributions from noncontrolling interests	-	-	-	-	9,952,176	9,952,176
Net loss prior years	-	-	(154,367)	(1,810,921)	(3,475,143)	(5,440,431)
Consolidated net loss current year	-	-	(249,012)	(3,617,877)	(492,674)	(4,359,563)
Cash distributions declared to date	-	-	(1,900,546)	(28,230,381)	(1,022,475)	(31,153,402)
Retirement of limited partnership interests to date	-	(286,334)	-	(1,356,059)	-	(1,356,059)

Balances on September 30, 2013	714,491	10,380,783	$827,456	$11,735,206	$4,961,884	$17,524,546

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

NTS Realty Holdings Limited Partnership

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

 September 30, 2013 and 2012

(Unaudited)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE:
Rental income	$14,485,773	$14,060,694	$42,797,358	$41,463,171
Tenant reimbursements	486,953	464,180	1,343,053	1,399,945

Total revenue	14,972,726	14,524,874	44,140,411	42,863,116

EXPENSES:
Operating expenses	3,979,537	4,148,164	10,801,822	12,046,910
Operating expenses reimbursed to affiliates	1,605,335	1,628,423	4,698,190	4,688,801
Management fees	757,937	714,877	2,298,282	2,123,988
Property taxes and insurance	2,075,529	1,811,310	6,010,564	5,436,235
Professional and administrative expenses	529,337	509,271	2,139,519	947,264
Professional and administrative expenses reimbursed to affiliates	474,227	539,469	1,441,975	1,409,716
Depreciation and amortization	3,918,494	4,464,143	12,334,311	13,359,897

Total expenses	13,340,396	13,815,657	39,724,663	40,012,811

OPERATING INCOME	1,632,330	709,217	4,415,748	2,850,305

Interest and other income	10,738	14,435	1,627,432	51,768
Interest expense	(3,443,661)	(3,513,070)	(10,296,702)	(10,498,310)
Loss on disposal of assets	(41,024)	(40,882)	(83,311)	(205,197)
Loss from investments in joint ventures	(27,994)	(3,194)	(74,833)	(166,770)
(Loss) income from investments in tenants in common	(434,681)	(435,704)	52,103	(1,445,430)

CONSOLIDATED NET LOSS	(2,304,292)	(3,269,198)	(4,359,563)	(9,413,634)
Net loss attributable to noncontrolling interests	(161,995)	(207,561)	(492,674)	(758,765)

NET LOSS	$(2,142,297)	$(3,061,637)	$(3,866,889)	$(8,654,869)

Loss allocated to limited partners	$(2,155,905)	$(3,058,676)	$(4,078,825)	$(8,807,435)
Net loss attributable to noncontrolling interests allocated to limited partners	(151,563)	(194,195)	(460,948)	(709,904)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(2,004,342)	$(2,864,481)	$(3,617,877)	$(8,097,531)

Loss per limited partnership unit	$(0.20)	$(0.30)	$(0.39)	$(0.85)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.01)	(0.02)	(0.04)	(0.07)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.19)	$(0.28)	$(0.35)	$(0.78)

Weighted average number of limited partnership interests	10,380,783	10,380,783	10,380,783	10,380,783

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	(Unaudited)
	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Consolidated net loss	$(4,359,563)	$(9,413,634)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	83,311	205,197
Depreciation and amortization	12,858,535	13,904,329
Loss from investments in joint ventures	74,833	166,770
(Income) loss from investments in tenants in common	(52,103)	1,445,430
Changes in assets and liabilities:
Cash and equivalents — restricted	(755,591)	(1,766,849)
Accounts receivable	302,829	35,677
Other assets	(385,171)	871,575
Accounts payable and accrued expenses	(940,294)	(376,436)
Accounts payable and accrued expenses due to affiliates	68,082	(15,968)
Security deposits	63,052	24,388
Other liabilities	1,613,091	1,452,393

Net cash provided by operating activities	8,571,011	6,532,872

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,555,553)	(2,490,371)
Investments in joint ventures	(460,576)	(2,475,600)
Investments in tenants in common	(612,000)	-

Net cash used in investing activities	(2,628,129)	(4,965,971)

FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders	(281,475)	(249,000)
Distributions from joint ventures	3,430,000	-
Distributions from tenants in common	205,500	120,000
Revolving note payable, net	(3,355,931)	3,606,189
Principal payments on mortgages payable	(3,330,063)	(3,026,894)
Additions to loan costs	(26,803)	-
Cash distributions	(1,664,291)	(1,664,291)

Net cash used in financing activities	(5,023,063)	(1,213,996)

NET INCREASE IN CASH AND EQUIVALENTS	919,819	352,905

CASH AND EQUIVALENTS, beginning of period	1,240,818	1,165,137

CASH AND EQUIVALENTS, end of period	$2,160,637	$1,518,042

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

 NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2012 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2013.  The Condensed Consolidated Balance Sheet as of December 31, 2012, has been derived from the audited consolidated financial statements of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner (“NTS Realty Capital”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments or interests in properties held as a tenant in common with an unaffiliated third party.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of September 30, 2013, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  Our commercial properties aggregate approximately 736,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.  We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.

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

We paid quarterly distributions of $0.05 per unit to limited partners on April 12, 2013, July 12, 2013 and October 11, 2013.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of all wholly-owned properties and properties that are less than wholly-owned, but which we control or for which we are the primary beneficiary.  The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 Consolidation provides guidance on the identification and accounting for variable interest entities (“VIEs”).  We consolidate a VIE when we are determined to be the primary beneficiary based on the qualitative factors affecting:

•                  Our power to direct the activities of a VIE that most significantly affect the VIE’s economic performance; and

•                  Our obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  There have been no changes during 2013 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the nine months ended September 30, 2013, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interests and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2014 to early 2015. The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At September 30, 2013, we had funded approximately $0.4 million of this commitment.  The joint venture has entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction supervision fees of 10%, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of September 30, 2013 or December 31, 2012.

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

Deferred compensation plans: Our Officer and Director Plans as of September 30, 2013 and December 31, 2012 reflected liabilities of approximately $0.7 million and $0.9 million, respectively, the fair market value of 139,178 and 132,022 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the nine months ended September 30, 2013 and 2012 totaled approximately ($290,000) and $236,000, respectively.  The income item resulted from a fluctuation in the fair market value of the respective units.

Mortgages and notes payable: As of September 30, 2013 and December 31, 2012, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $272.0 million and $293.1 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

Also on December 27, 2012, we entered into a Voting and Support Agreement (the “Support Agreement”) with the Purchasers in which they agreed to vote their limited partnership units in favor of approving the Merger Agreement and the Merger. As of the date hereof, the Purchasers collectively own of record limited partnership units representing approximately 59% of the aggregate voting power entitled to vote on approval of the Merger Agreement.

On October 18, 2013, the special committee of the board of directors of NTS Realty Capital delivered notice (“Notice”) to Parent and Merger Sub informing Parent and Merger Sub that the special committee, in consultation with its legal and financial advisors, had conducted a thorough review of their rights and options under the Merger Agreement.  Having completed this phase of its review and analysis, the special committee terminated the Merger Agreement pursuant to Section 7.1(b)(i) thereof as a result of the failure of the transactions contemplated by the Merger Agreement to close by September 30, 2013.  In making this decision, the special committee weighed numerous factors, including our improving financial performance during the nine months that passed since the execution of the Merger Agreement, and determined that, on balance, it was in the best interests of the unaffiliated holders of our limited partnership units to terminate the Merger Agreement at the time of the Notice.  The Notice further provided that notwithstanding the termination, the special committee continues to consider additional potential actions, and reserves all of its rights.

In connection with the termination of the Merger Agreement, the Support Agreement has also terminated pursuant to its terms.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three and nine months ended September 30, 2013 and 2012, did not result in an impairment loss.

During the nine months ended September 30, 2013 and 2012, we did not acquire any properties.

Dispositions

During the nine months ended September 30, 2013 and 2012, we did not dispose of any properties.

Note 5 — Concentration of Credit Risk

We own and operate through wholly-owned subsidiaries, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, multifamily, commercial and retail properties in Louisville and Lexington, Kentucky; Fort Lauderdale and Orlando, Florida; Indianapolis, Indiana; Memphis and Nashville, Tennessee; Richmond, Virginia; and Atlanta, Georgia.

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

Note 8 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease. Depreciation expense for the three months ended September 30, 2013 and 2012 was approximately $3.9 million and $4.5 million, respectively.  Depreciation expense for the nine months ended September 30, 2013 and 2012 was approximately $12.3 million and $13.3 million, respectively.

Note 9 — Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky.  At September 30, 2013, we had funded approximately $5.3 million for our 49% ownership interest as a joint venture with an unaffiliated third party.

•                  700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest as a joint venture with an unaffiliated third party.  At September 30, 2013, we had funded approximately $0.4 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	September 30, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$20,301,987	$16,381,730
Other, net	4,921,987	3,364,752
Total assets	$25,223,974	$19,746,482

Mortgages payable and other liabilities	$21,277,666	$9,587,404
Equity	3,946,308	10,159,078
Total liabilities and equity	$25,223,974	$19,746,482

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Summarized Statements of Operations
Revenue	$658,265	$538,975	$1,816,635	$871,814

Operating income (loss)	$82,489	$52,412	$108,418	$(204,927)

Net loss	$(57,131)	$(6,519)	$(152,720)	$(340,348)

Net loss attributable to investments in joint ventures	$(27,994)	$(3,194)	$(74,833)	$(166,770)

Contributions

600 North Hurstbourne	$-	$512,245	$371,950	$5,052,245

700 North Hurstbourne	$143,000	$-	$568,000	$-

Distributions

600 North Hurstbourne	$7,000,000	$-	$7,000,000	$-

700 North Hurstbourne	$-	$-	$-	$-

We made contributions of approximately $0.1 million and $0.2 million to our joint venture properties for the three months ended September 30, 2013 and 2012, respectively.  We made contributions of approximately $0.5 million and $2.5 million to our joint venture properties for the nine months ended September 30, 2013 and 2012, respectively.

We received distributions of approximately $3.4 million from our joint venture properties for each of the three and nine months ended September 30, 2013.  We did not receive any distributions from our joint venture properties for the three and nine months ended September 30, 2012.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	September 30, 2013	December 31, 2012
Summarized Balance Sheets
Land, buildings and amenities, net	$51,123,412	$53,388,802
Other, net	2,742,559	1,036,366
Total assets	$53,865,971	$54,425,168

Mortgages payable and other liabilities	$54,180,257	$55,597,106
Equity	(314,286)	(1,171,938)
Total liabilities and equity	$53,865,971	$54,425,168

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Summarized Statements of Operations
Revenue	$2,559,247	$2,366,550	$7,600,041	$7,054,579

Operating income (loss)	$41,797	$49,564	$1,106,018	$(109,771)

Net (loss) income	$(752,571)	$(780,232)	$7,652	$(2,588,864)

Net (loss) income attributable to investments in tenants in common	$(434,681)	$(435,704)	$52,103	$(1,445,430)

Contributions

The Overlook at St. Thomas Apartments	$-	$-	$-	$-

Creek’s Edge at Stony Point Apartments	$-	$-	$1,200,000	$-

Distributions

The Overlook at St. Thomas Apartments	$100,000	$100,000	$300,000	$200,000

Creek’s Edge at Stony Point Apartments	$50,000	$-	$50,000	$-

We made contributions of approximately $0.6 million to our tenants in common properties for the nine months ended September 30, 2013.  We did not make any contributions to our tenants in common properties for the three months ended September 30, 2013 and for the three and nine months ended September 30, 2012.

We received distributions of approximately $0.1 million from our tenants in common properties for each of the three months ended September 30, 2013 and 2012.  We received distributions of approximately $0.2 million and $0.1 million from our tenants in common properties for the nine months ended September 30, 2013 and 2012, respectively.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the nine months ended September 30, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments and recorded the resulting asset on our unaudited condensed consolidated balance sheet at September 30, 2013.

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.68%, due September 30, 2014	$4,928,283	$8,284,214

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.99%, maturing October 28, 2013	10,715	105,951

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.68%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $15,808,712. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	19,872,602	20,196,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,602,560	860,328	1,123,399

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,659,293	10,559,685	10,737,113

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $28,520,060	25,715,641	25,954,857

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.51%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $15,386,289	14,027,744	14,241,632

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.68%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $10,071,981	9,219,723	9,356,127

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,388,246	13,185,034	13,341,798

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $31,525,064	25,620,434	25,925,048

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,556,861	15,984,304	16,174,350

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $30,348,810	26,260,944	26,573,174

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $15,006,184	10,808,027	10,936,529

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,807,614	29,060,214	29,405,726

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,698,807	10,385,764	10,509,246

	(Unaudited)
	September 30, 2013	December 31, 2012
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,496,115	17,004,376	17,206,550

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $31,690,046	24,582,504	24,700,000

Total mortgages and notes payable	$258,086,322	$264,772,316

Our $10.0 million revolving note payable to a bank is due September 30, 2014.  As of September 30, 2013, our availability to draw on our revolving note payable was approximately $5.1 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on September 30, 2013, was approximately $272.0 million, which was determined using Level 2 measurement.

Interest paid for the nine months ended September 30, 2013 and 2012 was approximately $10.1 million and $10.3 million, respectively.

All but one of our mortgages may be prepaid.  Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at September 30, 2013.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $29,948,842 (1)	$32,725,387	$33,174,478

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $21,174,570 (2)	$20,390,706	$21,830,408

(1) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(2) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at September 30, 2013, was approximately $58.2 million, which was determined using Level 2 measurement.

Mortgages payable for our unconsolidated joint venture properties consist of the following:

	(Unaudited)
	September 30, 2013	December 31, 2012
Mortgage payable to a life insurance company in monthly installments of principal and interest, bearing fixed interest at 4.35%, maturing September 1, 2028, secured by certain buildings and amenities with a carrying value of $16,295,186 (3)	$17,300,000	$9,032,551

Construction mortgage payable to a bank for $16.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.58%, maturing July 1, 2017, secured by certain buildings and amenities under construction (4)	$1,565,534	$-

(3)  We are proportionately liable for this mortgage, limited to our 49% ownership interest.

(4)  We are a guarantor of this construction loan made to Campus Two, LLC.   We are proportionately liable for the $16.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated joint venture properties at September 30, 2013, was approximately $18.3 million, which was determined using Level 2 measurement.

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

Note 13 — Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture properties, our properties owned as a tenant in common with unaffiliated third parties and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Property management fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with unaffiliated third parties.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with unaffiliated third parties under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

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

We were charged the following amounts pursuant to our various agreements with NTS Development for the three and nine months ended September 30, 2013 and 2012.  These charges include items which have been expensed as operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended September 30,
	2013	2012
Property management fees	$758,000	$715,000

Operating expenses reimbursement - property	1,100,000	1,066,000
Operating expenses reimbursement - multifamily leasing	220,000	208,000
Operating expenses reimbursement - administrative	266,000	318,000
Operating expenses reimbursement - other	19,000	36,000

Total operating expenses reimbursed to affiliates	1,605,000	1,628,000

Professional and administrative expenses reimbursed to affiliates	474,000	539,000

Construction supervision and leasing fees	102,000	32,000

Total related party transactions	$2,939,000	$2,914,000

Total related party transactions with our investments in tenants in common	$356,000	$373,000

Total related party transactions with our investments in joint ventures (1)	$205,000	$67,000

	(Unaudited)
	Nine Months Ended September 30,
	2013	2012
Property management fees	$2,298,000	$2,124,000

Operating expenses reimbursement - property	3,231,000	3,088,000
Operating expenses reimbursement - multifamily leasing	587,000	618,000
Operating expenses reimbursement - administrative	817,000	868,000
Operating expenses reimbursement - other	63,000	115,000

Total operating expenses reimbursed to affiliates	4,698,000	4,689,000

Professional and administrative expenses reimbursed to affiliates	1,442,000	1,410,000

Construction supervision and leasing fees	173,000	102,000

Total related party transactions	$8,611,000	$8,325,000

Total related party transactions with our investments in tenants in common	$1,099,000	$1,072,000

Total related party transactions with our investments in joint ventures (1)	$565,000	$564,000

(1)         Construction supervision fees at 600 North Hurstbourne and 700 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended September 30, 2013 and 2012, we were charged approximately $24,000 and $17,000, respectively, for property maintenance fees from affiliates of NTS Development.  During the nine months ended September 30, 2013 and 2012, we were charged approximately $73,000 and $51,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot. Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of September 30, 2013 was $22.19 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $3,000 from NTS Development Company for each of the three months ended September 30, 2013 and 2012.  We recognized rents of approximately $8,000 and $131,000 from NTS Development Company for the nine months ended September 30, 2013 and 2012, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $98,000 from NTS Development Company for each of the three months ended September 30, 2013 and 2012.  Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $295,000 and $131,000 from NTS Development Company for the nine months ended September 30, 2013 and 2012, respectively.

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

Litigation

On January 27, 2013, we received notice that Dannis, Stephen, et al. v. Nichols, J.D., et al., Case No. 13-CI-00452, a putative unitholder class action lawsuit, was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, Parent and Merger Sub alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. On March 14, 2013, plaintiffs filed an amended complaint and added NTS Development Company and NTS Management Company as additional defendants. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as contemplated by the terminated Merger Agreement. We believe these allegations are without merit and we intend to vigorously defend against them.

On February 12, 2013, we received notice that R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP, another putative unitholder class action lawsuit, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, money damages. We believe these allegations are without merit and we intend to vigorously defend against them.

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, to enjoin the defendants from completing the Merger as contemplated by the terminated Merger Agreement. We believe these allegations are without merit and we intend to vigorously defend against them.

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  Then, on June 12, 2013, the Delaware Chancery Court granted a Stipulation and Order of Voluntary Dismissal as to Plaintiff R. Jay Tejera, dismissing the claims of Plaintiff R. Jay Tejera, without prejudice, from In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  On June 13, 2013, we received notice that Plaintiff R. Jay Tejera joined with Plaintiffs Stephen and Sharon Dannis in filing a second amended complaint in the litigation pending in the Jefferson County Circuit Court of the Commonwealth of Kentucky.  In the second amended complaint, the Dannises and Tejera purport to state claims for breach of fiduciary duty against us, each member of the board of directors, NTS Realty Capital and Parent.  This second amended complaint, like the amended complaint, seeks money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

Counsel for R. Jay Tejera and Stephen and Sharon Dannis has also threatened to initiate unspecified claims against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, Parent and Merger Sub in the event the transaction contemplated by the Merger Agreement is not consummated and additional consideration for the limited partnership units in excess of the price specified in the Merger Agreement is not paid.  No further action on that threat has occurred as of this date.

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

	(Unaudited)
	Three Months Ended September 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,958,303	$1,390,688	$142,064	$(5,282)	$14,485,773
Tenant reimbursements	-	461,638	25,315	-	486,953

Total revenue	12,958,303	1,852,326	167,379	(5,282)	14,972,726

Operating expenses and operating expenses reimbursed to affiliates	4,947,870	610,528	26,474	-	5,584,872
Management fees	653,945	95,771	8,221	-	757,937
Property taxes and insurance	1,756,790	268,981	20,585	29,173	2,075,529
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,003,564	1,003,564
Depreciation and amortization	3,439,185	441,470	37,839	-	3,918,494

Total expenses	10,797,790	1,416,750	93,119	1,032,737	13,340,396

Operating income (loss)	2,160,513	435,576	74,260	(1,038,019)	1,632,330

Interest and other income	8,973	1,755	-	10	10,738
Interest expense	(3,209,834)	(138,644)	(51)	(95,132)	(3,443,661)
Loss on disposal of assets	(37,797)	(3,227)	-	-	(41,024)
Loss from investments in joint ventures	-	(27,994)	-	-	(27,994)
Loss from investments in tenants in common	(434,681)	-	-	-	(434,681)

Consolidated net (loss) income	(1,512,826)	267,466	74,209	(1,133,141)	(2,304,292)

Net loss attributable to noncontrolling interests	(161,995)	-	-	-	(161,995)

Net (loss) income	$(1,350,831)	$267,466	$74,209	$(1,133,141)	$(2,142,297)

Land, buildings and amenities, net	$246,645,233	$24,661,020	$3,272,004	$-	$274,578,257

Expenditures for land, buildings and amenities	$278,262	$140,576	$-	$-	$418,838

Segment liabilities from continuing operations	$242,563,205	$2,261,010	$64,439	$26,791,555	$271,680,209

	(Unaudited)
	Three Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,522,069	$1,412,310	$132,089	$(5,774)	$14,060,694
Tenant reimbursements	-	442,139	22,041	-	464,180

Total revenue	12,522,069	1,854,449	154,130	(5,774)	14,524,874

Operating expenses and operating expenses reimbursed to affiliates	5,040,296	709,055	27,236	-	5,776,587
Management fees	622,260	85,422	7,195	-	714,877
Property taxes and insurance	1,528,855	235,306	17,976	29,173	1,811,310
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,048,740	1,048,740
Depreciation and amortization	3,956,138	467,376	40,629	-	4,464,143

Total expenses	11,147,549	1,497,159	93,036	1,077,913	13,815,657

Operating income (loss)	1,374,520	357,290	61,094	(1,083,687)	709,217

Interest and other income	12,629	270	-	1,536	14,435
Interest expense	(3,262,541)	(151,798)	(13)	(98,718)	(3,513,070)
Loss on disposal of assets	(31,029)	(9,853)	-	-	(40,882)
Loss from investment in joint venture	-	(3,194)	-	-	(3,194)
Loss from investments in tenants in common	(435,704)	-	-	-	(435,704)

Consolidated net (loss) income	(2,342,125)	192,715	61,081	(1,180,869)	(3,269,198)

Net loss attributable to noncontrolling interests	(207,561)	-	-	-	(207,561)

Net (loss) income	$(2,134,564)	$192,715	$61,081	$(1,180,869)	$(3,061,637)

Land, buildings and amenities, net	$260,000,531	$25,759,256	$3,425,734	$-	$289,185,521

Expenditures for land, buildings and amenities	$333,371	$17,946	$-	$-	$351,317

Segment liabilities from continuing operations	$246,254,484	$2,557,400	$57,603	$28,716,469	$277,585,956

	(Unaudited)
	Nine Months Ended September 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$38,188,299	$4,207,207	$418,025	$(16,173)	$42,797,358
Tenant reimbursements	-	1,268,935	74,118	-	1,343,053

Total revenue	38,188,299	5,476,142	492,143	(16,173)	44,140,411

Operating expenses and operating expenses reimbursed to affiliates	13,504,555	1,914,778	80,679	-	15,500,012
Management fees	1,994,114	281,645	22,523	-	2,298,282
Property taxes and insurance	5,094,495	775,891	52,659	87,519	6,010,564
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	3,581,494	3,581,494
Depreciation and amortization	10,856,894	1,358,412	119,005	-	12,334,311

Total expenses	31,450,058	4,330,726	274,866	3,669,013	39,724,663

Operating income (loss)	6,738,241	1,145,416	217,277	(3,685,186)	4,415,748

Interest and other income	1,585,747	38,443	3,037	205	1,627,432
Interest expense	(9,582,229)	(427,414)	(169)	(286,890)	(10,296,702)
Loss on disposal of assets	(80,041)	(3,270)	-	-	(83,311)
Loss from investments in joint ventures	-	(74,833)	-	-	(74,833)
Income from investments in tenants in common	52,103	-	-	-	52,103

Consolidated net (loss) income	(1,286,179)	678,342	220,145	(3,971,871)	(4,359,563)

Net loss attributable to noncontrolling interests	(492,674)	-	-	-	(492,674)

Net (loss) income	$(793,505)	$678,342	$220,145	$(3,971,871)	$(3,866,889)

Land, buildings and amenities, net	$246,645,233	$24,661,020	$3,272,004	$-	$274,578,257

Expenditures for land, buildings and amenities	$1,093,743	$461,810	$-	$-	$1,555,553

Segment liabilities from continuing operations	$242,563,205	$2,261,010	$64,439	$26,791,555	$271,680,209

	(Unaudited)
	Nine Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$36,826,858	$4,257,367	$396,269	$(17,323)	$41,463,171
Tenant reimbursements	-	1,333,392	66,553	-	1,399,945

Total revenue	36,826,858	5,590,759	462,822	(17,323)	42,863,116

Operating expenses and operating expenses reimbursed to affiliates	14,528,417	2,125,580	81,714	-	16,735,711
Management fees	1,824,580	275,934	23,474	-	2,123,988
Property taxes and insurance	4,625,646	675,254	47,816	87,519	5,436,235
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	2,356,980	2,356,980
Depreciation and amortization	11,857,381	1,380,628	121,888	-	13,359,897

Total expenses	32,836,024	4,457,396	274,892	2,444,499	40,012,811

Operating income (loss)	3,990,834	1,133,363	187,930	(2,461,822)	2,850,305

Interest and other income	40,409	845	-	10,514	51,768
Interest expense	(9,749,584)	(454,799)	(37)	(293,890)	(10,498,310)
Loss on disposal of assets	(142,267)	(62,930)	-	-	(205,197)
Loss from investment in joint venture	-	(166,770)	-	-	(166,770)
Loss from investments in tenants in common	(1,445,430)	-	-	-	(1,445,430)

Consolidated net (loss) income	(7,306,038)	449,709	187,893	(2,745,198)	(9,413,634)

Net loss attributable to noncontrolling interests	(758,765)	-	-	-	(758,765)

Net (loss) income	$(6,547,273)	$449,709	$187,893	$(2,745,198)	$(8,654,869)

Land, buildings and amenities, net	$260,000,531	$25,759,256	$3,425,734	$-	$289,185,521

Expenditures for land, buildings and amenities	$1,784,206	$706,165	$-	$-	$2,490,371

Segment liabilities from continuing operations	$246,254,484	$2,557,400	$57,603	$28,716,469	$277,585,956

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

Also on December 27, 2012, we entered into a Voting and Support Agreement (the “Support Agreement”) with the Purchasers in which they agreed to vote their limited partnership units in favor of approving the Merger Agreement and the Merger. As of the date hereof, the Purchasers collectively own of record limited partnership units representing approximately 59% of the aggregate voting power entitled to vote on approval of the Merger Agreement.

On October 18, 2013, the special committee of the board of directors of NTS Realty Capital delivered notice (“Notice”) to Parent and Merger Sub informing Parent and Merger Sub that the special committee, in consultation with its legal and financial advisors, had conducted a thorough review of their rights and options under the Merger Agreement.  Having completed this phase of its review and analysis, the special committee terminated the Merger Agreement pursuant to Section 7.1(b)(i) thereof as a result of the failure of the transactions contemplated by the Merger Agreement to close by September 30, 2013.  In making this decision, the special committee weighed numerous factors, including our improving financial performance during the nine months that passed since the execution of the Merger Agreement, and determined that, on balance, it was in the best interests of the unaffiliated holders of our limited partnership units to terminate the Merger Agreement at the time of the Notice.  The Notice further provided that notwithstanding the termination, the special committee continues to consider additional potential actions, and reserves all of its rights.

In connection with the termination of the Merger Agreement, the Support Agreement has also terminated pursuant to its terms.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 22, 2013, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended September 30, 2013.

Results of Operations

As of September 30, 2013, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net losses for the three months ended September 30, 2013 and 2012 were approximately $2.1 million and $3.1 million, respectively.  The change in net loss for the three months ended September 30, 2013 as compared to September 30, 2012 was primarily due to a $0.8 million increase in operating income across the multifamily segment, a $0.6 million decrease in deferred compensation expense, a $0.1 million increase in operating income across the commercial segment and a $0.1 million decrease in interest expense.  This was partially offset by an increase in legal and professional fees primarily related to the going private proposal of approximately $0.6 million. There were no other material offsetting changes in net loss for the three months ended September 30, 2013 and 2012.

Net losses for the nine months ended September 30, 2013 and 2012 were approximately $3.9 million and $8.7 million, respectively.  The change in net loss for the nine months ended September 30, 2013 as compared to September 30, 2012 was primarily due to a $2.7 million increase in operating income across the multifamily segment, a $1.5 million increase in interest and other income across the multifamily segment primarily from a non-recurring settlement received for landscaping and tree damage and a $0.5 million decrease in deferred compensation expense.  In addition, there was a $1.5 million increase in income from investments in tenants in common primarily from a $0.8 million non-recurring settlement received for landscaping and tree damage and a $0.7 million increase in operating income across the tenants in common properties.  This was partially offset by an increase in legal and professional fees primarily related to the going private proposal of approximately $1.7 million.  There were no other material offsetting changes in net loss for the nine months ended September 30, 2013 and 2012.

The following tables include certain selected summarized operating data for the three and nine months ended September 30, 2013 and 2012.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended September 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,958,303	$1,852,326	$167,379	$(5,282)	$14,972,726
Operating expenses and operating expenses reimbursed to affiliates	4,947,870	610,528	26,474	-	5,584,872
Depreciation and amortization	3,439,185	441,470	37,839	-	3,918,494
Interest expense	(3,209,834)	(138,644)	(51)	(95,132)	(3,443,661)
Net (loss) income	(1,350,831)	267,466	74,209	(1,133,141)	(2,142,297)

	(Unaudited)
	Three Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$12,522,069	$1,854,449	$154,130	$(5,774)	$14,524,874
Operating expenses and operating expenses reimbursed to affiliates	5,040,296	709,055	27,236	-	5,776,587
Depreciation and amortization	3,956,138	467,376	40,629	-	4,464,143
Interest expense	(3,262,541)	(151,798)	(13)	(98,718)	(3,513,070)
Net (loss) income	(2,134,564)	192,715	61,081	(1,180,869)	(3,061,637)

	(Unaudited)
	Nine Months Ended September 30, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$38,188,299	$5,476,142	$492,143	$(16,173)	$44,140,411
Operating expenses and operating expenses reimbursed to affiliates	13,504,555	1,914,778	80,679	-	15,500,012
Depreciation and amortization	10,856,894	1,358,412	119,005	-	12,334,311
Total interest expense	(9,582,229)	(427,414)	(169)	(286,890)	(10,296,702)
Net (loss) income	(793,505)	678,342	220,145	(3,971,871)	(3,866,889)

	(Unaudited)
	Nine Months Ended September 30, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Total revenues	$36,826,858	$5,590,759	$462,822	$(17,323)	$42,863,116
Operating expenses and operating expenses reimbursed to affiliates	14,528,417	2,125,580	81,714	-	16,735,711
Depreciation and amortization	11,857,381	1,380,628	121,888	-	13,359,897
Total interest expense	(9,749,584)	(454,799)	(37)	(293,890)	(10,498,310)
Net (loss) income	(6,547,273)	449,709	187,893	(2,745,198)	(8,654,869)

Occupancy levels at our properties by segment as of September 30, 2013 and 2012 were as follows:

	2013	2012
Multifamily	96%	97%
Multifamily Unconsolidated Investments in Tenants in Common	98%	96%
Commercial	81%	79%
Commercial Unconsolidated Investment in Joint Venture	93%	77%
Retail	95%	90%

The average occupancy levels at our properties by segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Multifamily	97%	97%	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	97%	96%	97%	97%
Commercial	80%	79%	80%	80%
Commercial Unconsolidated Investment in Joint Venture	92%	77%	84%	46%
Retail	95%	90%	94%	90%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three and nine months ended September 30, 2013 and 2012.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended September 30, 2013 and 2012 were approximately $15.0 million and $14.5 million, respectively.  Rental income and tenant reimbursements for the nine months ended September 30, 2013 and 2012 were approximately $44.1 million and $42.9 million, respectively. The increase of $0.5 million, or 3%, for the three months ended September 30, 2013 and 2012 was primarily the result of a $0.4 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,074 from $1,039 for the three months ended September 30, 2013 and 2012, respectively.  The increase of $1.2 million, or 3%, for the nine months ended September 30, 2013 and 2012 was primarily the result of a $1.4 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,066 from $1,024 for the nine months ended September 30, 2013 and 2012, respectively.  This was partially offset by a $0.1 million decrease in rental income and tenant reimbursements across the commercial segment.  There were no other material offsetting changes in rental income and tenant reimbursements for the three and nine months ended September 30, 2013 and 2012.

Operating Expenses and Operating Expenses Reimbursed to Affiliates

Operating expenses for the three months ended September 30, 2013 and 2012 were approximately $4.0 million and $4.1 million, respectively.  Operating expenses for the nine months ended September 30, 2013 and 2012 were approximately $10.8 million and $12.0 million, respectively.  The decrease of $0.1 million, or 2%, for the three months ended September 30, 2013 and 2012 was primarily the result of a $0.1 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense.  The decrease of

$1.2 million, or 10%, for the nine months ended September 30, 2013 and 2012 was primarily the result of a $1.1 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense and a $0.2 million decrease in operating expenses across the commercial segment primarily related to less repairs and maintenance expense.  There were no other material offsetting changes in operating expenses for the three and nine months ended September 30, 2013 and 2012.

Operating expenses reimbursed to affiliates for each of the three months ended September 30, 2013 and 2012 were approximately $1.6 million. Operating expenses reimbursed to affiliates for each of the nine months ended September 30, 2013 and 2012 were approximately $4.7 million. There were no material offsetting changes in operating expenses reimbursed to affiliates for the three and nine months ended September 30, 2013 and 2012.

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

Operating expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property	$1,100,000	$1,066,000	$3,231,000	$3,088,000
Multifamily leasing	220,000	208,000	587,000	618,000
Administrative	266,000	318,000	817,000	868,000
Other	19,000	36,000	63,000	115,000

Total	$1,605,000	$1,628,000	$4,698,000	$4,689,000

Management Fees

Management fees for three months ended September 30, 2013 and 2012 were approximately $0.8 million and $0.7 million, respectively.  Management fees for the nine months ended September 30, 2013 and 2012 were approximately $2.3 million and $2.1 million, respectively.  The increase of $0.1 million, or 14%, for the three months ended September 30, 2013 and 2012 was primarily the result of an increase in management fees across the multifamily segment primarily related to increased rental income.  The increase of $0.2 million, or 10%, for the nine months ended September 30, 2013 and 2012 was primarily the result of an increase in management fees across the multifamily segment primarily due to increased other income from a non-recurring settlement received for landscaping and tree damage.  There were no other material offsetting changes in management fees for the three and nine months ended September 30, 2013 and 2012.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with unaffiliated third parties equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with an unaffiliated third party in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance for the three months ended September 30, 2013 and 2012 were approximately $2.1 million and $1.8 million, respectively.  Property taxes and insurance for the nine months ended September 30, 2013 and 2012 were approximately $6.0 million and $5.4 million, respectively.  The increase of $0.3 million, or 17%, for the three months ended September 30, 2013 and 2012 was primarily the result of a $0.2 million increase in property taxes and insurance across the multifamily segment.  The increase of $0.6 million, or 11%, for the nine months ended September 30, 2013 and 2012 was primarily the result of increases of $0.5 million and $0.1 million in property taxes and insurance across the multifamily and commercial segments, respectively.  There were no other material offsetting changes in property taxes and insurance for the three and nine months ended September 30, 2013 and 2012.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliates

Professional and administrative expenses for each of the three months ended September 30, 2013 and 2012 were approximately $0.5 million.  Professional and administrative expenses for the nine months ended September 30, 2013 and 2012 were approximately $2.1 million and $0.9 million, respectively.  The increase of $1.2 million for the nine months ended September 30, 2013 and 2012 was primarily the result of increased legal and professional fees primarily due to the going private proposal, which was partially offset by decreased deferred compensation expense due to decreased unit prices in 2013.  There were no other material offsetting changes in professional and administrative expenses for the three and nine months ended September 30, 2013 and 2012.

Professional and administrative expenses reimbursed to affiliates for each of the three months ended September 30, 2013 and 2012 were approximately $0.5 million. Professional and administrative expenses reimbursed to affiliates for each of the nine months ended September 30, 2013 and 2012 were approximately $1.4 million. There were no material offsetting changes in professional and administrative expenses reimbursed to affiliates for the three and nine months ended September 30, 2013 and 2012.

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

Professional and administrative expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Finance	$121,000	$158,000	$374,000	$378,000
Accounting	186,000	201,000	577,000	580,000
Investor relations	86,000	100,000	248,000	250,000
Human resources	5,000	7,000	15,000	17,000
Overhead	76,000	73,000	228,000	185,000

Total	$474,000	$539,000	$1,442,000	$1,410,000

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2013 and 2012 was approximately $3.9 million and $4.5 million, respectively.  Depreciation and amortization for the nine months ended September 30, 2013 and 2012 was approximately $12.3 million and $13.4 million, respectively.  The decrease of $0.6 million, or 13%, for the three months ended September 30, 2013 and 2012 was primarily due to a decrease in depreciation and amortization of approximately $0.5 million spread across the multifamily segment.  The decrease of $1.1 million, or 8%, for the nine months ended September 30, 2013 and 2012 was primarily due to a decrease in depreciation and amortization of approximately $1.0 million spread across the multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three and nine months ended September 30, 2013 and 2012.

Interest and Other Income

Interest and other income for the three months ended September 30, 2013 and 2012 was approximately $11,000 and $14,000, respectively.  Interest and other income for the nine months ended September 30, 2013 and 2012 was approximately $1.6 million and $0.1 million, respectively.  The increase for the nine months ended September 30, 2013 and 2012 was primarily due to an approximately $1.6 million non-recurring settlement received for landscaping and tree damage. There were no other material offsetting changes in interest and other income for the three and nine months ended September 30, 2013 and 2012.

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was approximately $3.4 million and $3.5 million, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was approximately $10.3 million and $10.5 million, respectively.  The decreases of $0.1 million, or 3%, and $0.2 million, or 2%, for the three and nine months ended September 30, 2013 and 2012, respectively, were primarily the result of a decrease in interest expense across the multifamily segment.  There were no other material offsetting changes in interest expense for the three and nine months ended September 30, 2013 and 2012.

Loss on Disposal of Assets

The loss on disposal of assets for the three and nine months ended September 30, 2013 and 2012 can be attributed to assets that were not fully depreciated at the time of replacement primarily across the multifamily and commercial segments.

Loss from Investments in Joint Ventures

Loss from investments in joint ventures for the three and nine months ended September 30, 2013 and 2012 includes net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are 600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in late 2014 to early 2015. There were no other material offsetting changes in loss from investments in joint ventures for the three and nine months ended September 30, 2013 and 2012.

(Loss) Income from Investments in Tenants in Common

(Loss) income from investments in tenants in common for the three and nine months ended September 30, 2013 and 2012 includes net operating (losses) income attributable to our investments in tenants in common with an unaffiliated third party.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.  Loss from investments in tenants in common for each of the three months ended September 30, 2013 and 2012 was approximately $0.4 million.  Income from investments in tenants in common for the nine months ended September 30, 2013 was approximately $0.1 million, and loss from investments in tenants in common for the nine months ended September 30, 2012 was approximately $1.4 million.  The change in net income for the nine months ended September 30, 2013 as compared to the net loss for the nine months ended September 30, 2012 was primarily due to a $0.8 million non-recurring settlement received for landscaping and tree damage and a $0.7 million increase in operating income.  There were no other material offsetting changes in (loss) income from investments in tenants in common for the three and nine months ended September 30, 2013 and 2012.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheet at December 31, 2012. During the nine months ended September 30, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments and recorded the resulting asset on our unaudited condensed consolidated balance sheet at September 30, 2013.

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

The components of the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are outlined below:

	(Unaudited)
	Nine Months Ended September 30,
	2013	2012
Operating activities	$8,571,000	$6,533,000
Investing activities	(2,628,000)	(4,966,000)
Financing activities	(5,023,000)	(1,214,000)

Net increase in cash and equivalents	$920,000	$353,000

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $8.6 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The change of approximately $2.1 million was primarily due to increased cash provided by results of operations of approximately $2.3 million, decreased cash - restricted of approximately $1.0 million and decreased accounts receivable of approximately $0.3 million, which was partially offset by decreased cash provided by other assets of approximately $1.2 million primarily for a payment received on a note receivable in 2012 without a similar payment in 2013 and increased cash used to satisfy accounts payable and accounts payable due to affiliates of approximately $0.6 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $2.6 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The change of approximately $2.4 million was primarily due to decreased cash used to invest in our joint ventures with an unaffiliated third party of approximately $2.0 million and decreased cash used for additions to land, buildings and amenities of approximately $0.9 million.  This change was partially offset by increased cash contributed to our tenants in common investments of approximately $0.6 million.   The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $5.0 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The change of approximately $3.8 million was primarily due to increased cash used to repay our revolving note payable, net of receipts, of approximately $3.4 million in 2013 and cash provided by our revolving note payable, net of receipts, of approximately $3.6 million in 2012.  This was partially offset by a distribution received from our unaffiliated third party joint ventures of approximately $3.4 million in 2013 without a similar distribution in 2012.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our unaudited condensed consolidated balance sheet, were approximately $2.2 million as of September 30, 2013.

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

We have approximately $24.8 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms of renewal can be obtained.  As of September 30, 2013, our availability to draw on our revolving note payable was approximately $5.1 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

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

On September 10, 2013, we announced that the board of directors of our managing general partner approved a quarterly distribution of $0.05 per unit on our limited partnership units.  The distribution was paid on October 11, 2013, to limited partners of record at the close of business on September 30, 2013.

We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.  We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by September 30, 2013, we are obligated to incur expenditures of approximately $0.1 million on our wholly-owned properties funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We are obligated to incur expenditures of approximately $0.2 million on our unconsolidated joint venture properties pursuant to our 49% ownership interest funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We expect to fund these expenditures with cash on hand, cash from operations or borrowings on new or existing debt during the next twelve months. This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal of or refinancing of our revolving note payable coming due in the next twelve months.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in late 2014 to early 2015.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At September 30, 2013, we had funded approximately $0.4 million of this commitment.  The joint venture has entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

Property Transactions

Acquisitions

During the nine months ended September 30, 2013 and 2012, we did not acquire any operating properties.

Dispositions

During the nine months ended September 30, 2013 and 2012, we did not dispose of any operating properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of September 30, 2013, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One – Three Years	Three – Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$323,750,734	$42,246,321	$63,277,572	$74,056,490	$144,170,351
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$323,750,734	$42,246,321	$63,277,572	$74,056,490	$144,170,351

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $48.0 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at September 30, 2013 was 3.4%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On January 27, 2013, we received notice that Dannis, Stephen, et al. v. Nichols, J.D., et al., Case No. 13-CI-00452, a putative unitholder class action lawsuit, was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, Parent and Merger Sub alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. On March 14, 2013, plaintiffs filed an amended complaint and added NTS Development Company and NTS Management Company as additional defendants. The amended complaint seeks, among other things, to enjoin the defendants from completing the Merger as contemplated by the terminated Merger Agreement. We believe these allegations are without merit and we intend to vigorously defend against them.

On February 12, 2013, we received notice that R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP, another putative unitholder class action lawsuit, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, money damages. We believe these allegations are without merit and we intend to vigorously defend against them.

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached their fiduciary duties to our unitholders in connection with the board’s approval of the Merger between Merger Sub and NTS Realty. The complaint seeks, among other things, to enjoin the defendants from completing the Merger as contemplated by the terminated Merger Agreement. We believe these allegations are without merit and we intend to vigorously defend against them.

On March 19, 2013, the Delaware Court of Chancery consolidated the Tejera and Wells complaints under the Tejera case number and the consolidated case caption of In Re NTS Realty Holdings Limited Partnership Unitholders Litigation. Then, on June 12, 2013, the Delaware Chancery Court granted a Stipulation and Order of Voluntary Dismissal as to Plaintiff R. Jay Tejera, dismissing the claims of Plaintiff R. Jay Tejera, without prejudice, from In Re NTS Realty Holdings Limited Partnership Unitholders Litigation.  On June 13, 2013, we received notice that Plaintiff R. Jay Tejera joined with Plaintiffs Stephen and Sharon Dannis in filing a second amended complaint in the litigation pending in the Jefferson County Circuit Court of the Commonwealth of Kentucky.  In the second amended complaint, the Dannises and Tejera purport to state claims for breach of fiduciary duty against us, each member of the board of directors, NTS Realty Capital and Parent.  This second amended complaint, like the amended complaint, seeks money damages.  We believe these allegations are without merit and we intend to vigorously defend against them.

Counsel for R. Jay Tejera and Stephen and Sharon Dannis has also threatened to initiate unspecified claims against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, Parent and Merger Sub in the event the transaction contemplated by the Merger Agreement is not consummated and additional consideration for the limited partnership units in excess of the price specified in the Merger Agreement is not paid.  No further action on that threat has occurred as of this date.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of September 30, 2013, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

		(18)(19)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on September 30, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

(18)	Filed herewith
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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	November 8, 2013

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	November 8, 2013