Form 10-K
period 2013-12-31
NTS REALTY HOLDINGS LP
filed 2014-03-14
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the registrant’s Limited Partnership Units held by nonaffiliates of the registrant was $30,233,210, based on the closing price of the NYSE MKT.  As of March 14, 2014, there were 11,095,274 Limited Partnership Units of the registrant issued and outstanding.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of limited partners to be held in 2014 are incorporated by reference into Part III of this Form 10-K.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

FORM 10-K

PART I

ITEM 1 — BUSINESS

General

NTS Realty Holdings Limited Partnership (“NTS Realty,” “we,” “us” or “our”) was organized as a Delaware limited partnership in 2003, but had no operations and a limited amount of assets until December 28, 2004.  On that date, a series of predecessor partnerships merged with us, while other entities affiliated with our general partners contributed assets and liabilities to us.  On December 29, 2004, our Limited Partnership Units (the “Units”) began to be listed for trading on the American Stock Exchange under the trading symbol “NLP.”  Our Units currently are listed on the NYSE MKT, which is the American Stock Exchange’s successor.  As used in this Form 10-K, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments with both affiliated and unaffiliated third parties or interests in properties held as a tenant in common with unaffiliated third parties.

As of December 31, 2013, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as a tenant in common with an unaffiliated third party.  Our commercial properties aggregate approximately 736,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.

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

We do not have any employees.  NTS Development Company or its affiliate, NTS Management Company (“NTS Development”), affiliates of our general partners, oversee and manage the day-to-day operations of our properties pursuant to various management agreements.  Pursuant to these agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture properties, our properties owned as a tenant in common with unaffiliated third parties and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Property management fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with an unaffiliated third party.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition of our properties owned as a tenant in common with unaffiliated third parties under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with unaffiliated third parties in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

In 2005 and 2009 the independent directors engaged an independent nationally recognized real estate expert (the “Expert”) to assist them in their review of the various management agreements between us and NTS Development.  The Expert made suggestions as to the types and amounts of fees and reimbursements to be included in the management agreements and assisted in the drafting and amending of the management agreements.  The management agreements in effect at December 31, 2013 renew annually unless terminated pursuant to their terms.  The independent directors of NTS Realty Capital’s board of directors review the management agreements periodically.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as either operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates, as determined by the nature of the expense.

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

Competition

We compete with other entities to locate suitable properties for acquisition, purchasers for our properties and tenants for each of our properties.  Although our business is competitive, it is not seasonal to a material degree.  While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition.  This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur.  There are numerous other similar types of properties located in close proximity to each of our properties.  We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants.  The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged.

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

Distribution Policy

We pay distributions if and when authorized by NTS Realty Capital using proceeds from advances drawn on our revolving note payable to a bank.  We are required to pay distributions on a quarterly basis of an amount no less than sixty-five percent (65%) of our “net cash flow from operations” as this term is defined in regulations promulgated by the Treasury Department under the Internal Revenue Code of 1986, as amended; provided that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity level taxation for federal, state or local income tax purposes, we will adjust the amount distributed to reflect our obligation to pay tax.  Any distribution other than a distribution with respect to the final quarter of a calendar year shall be made no later than forty-five (45) days after the last day of such quarter based on our estimate of “net cash flow from operations” for the year.  Any distribution with respect to the final quarter of a calendar year shall be made no later than ninety (90) days after the last day of such quarter based on actual “net cash flow from operations” for the year, adjusted for any excess or insufficient distributions made with respect to the first three quarters of the calendar year.  For these purposes, “net cash flow from operations” means taxable income or loss increased by:

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

Investment and Financing Policies

We will consider the acquisition or construction of additional multifamily properties, retail properties and commercial properties from time to time, with our primary emphasis on multifamily properties.  These properties may be located anywhere within the continental United States.  However, we will continue to focus on the Midwest and Southeast portions of the United States.  We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards.  We also plan not to acquire any new properties at a capitalization rate less than five percent (5%).  Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the 2004 merger, and we will continue to enforce our policy of borrowing no more than seventy-five percent (75%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

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

Conflicts of Interest

Each of our general partners is controlled directly or indirectly by Mr. J.D. Nichols, Chairman of the Board of NTS Realty Capital, our managing general partner.  As of December 31, 2013, Mr. Nichols beneficially owned approximately 61.7% of our issued and outstanding Units.  Other entities controlled directly or indirectly by Mr. Nichols have made and may continue to make investments in properties similar to those that we acquired in the 2004 merger or contribution.  These affiliates may acquire additional properties in the future, which may be located adjacent to properties that we acquired in the merger or contribution.

Environmental Matters

We believe that our portfolio of properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  Independent environmental consultants have conducted Phase I or similar environmental site assessments on a majority of the properties that we acquired in the 2004 merger and all properties and interests in properties acquired by us since the 2004 merger.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties.  These assessments may not, however, have revealed all environmental conditions, liabilities or compliance concerns.

Going Private Transaction, Merger Agreement and Settlement Agreement

NTS Realty Capital’s board of directors formed a special committee of the board (the “Special Committee”) in September 2012 to consider a proposal we received on August 21, 2012 from Mr. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, to acquire all of our outstanding Units excluding, those Units beneficially owned by them, for $5.25 per Unit, in cash.  The Special Committee consisted of the three independent members of NTS Realty Capital’s board of directors - Mark D. Anderson, John P. Daly, and John S. Lenihan.  Each member of the Special Committee was determined to be independent of NTS Realty, NTS Realty Capital and Messrs. Nichols and Lavin.

The Special Committee engaged its own legal counsel and financial advisors, and was deliberate in its process, taking approximately four months to analyze and evaluate Messrs. Nichols’ and Lavin’s initial proposal and to negotiate with Messrs. Nichols and Lavin the terms of a proposed merger transaction.  Ultimately, these negotiations resulted in an Agreement and Plan of Merger dated December 27, 2012 (the “Original Merger Agreement”) by and among NTS Realty, NTS Realty Capital, NTS Merger Parent, LLC (“Parent”), a Delaware limited liability company controlled by Messrs. Nichols and Lavin, and NTS Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company and wholly-owned subsidiary of Parent, that provided for the payment in cash of $7.50 per Unit, representing a 43% increase in the merger consideration over the initially proposed $5.25 per Unit.  The Original Merger Agreement, however, was terminated on October 18, 2013 and, therefore, the merger was not completed.

After announcement of the Original Merger Agreement, in January 2013, various class action lawsuits were filed against us, NTS Realty Capital, Parent, each of the members of NTS Realty Capital’s board of directors and NTS Realty Partners, LLC, including the class action captioned, Stephen J. Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), pending in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”) and the class action case pending in the Delaware Court of Chancery under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action” and with the Kentucky Action, the “Actions”).  Plaintiffs in the Actions alleged, among other things, that NTS Realty Capital’s board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement.

After approximately five months of negotiations among the plaintiffs and defendants in the Actions, on February 4, 2014, the parties agreed to a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).  On February 5, 2014, the Court granted its preliminary approval of the Settlement Agreement.  Subject to satisfaction of the conditions set forth in the Settlement Agreement, the Settlement Agreement provides for the full and complete compromise, settlement, release and dismissal of the Actions.

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to  the terms of that certain Agreement and Plan of Merger which was entered into as of February 25, 2014 (the “Merger Agreement”) by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be cancelled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award, if any, payable to the named plaintiffs in the case, as awarded by the Court.

Immediately prior to the effective time of the merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by “phantom units” pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $789,830 (representing 85,387 phantom units outstanding as of December 31, 2013 multiplied by the gross Merger Consideration of $9.25 per Unit) is expected to be paid to the non-employee directors of NTS Realty Capital.  At the effective time of the merger, the compensation deferred by each officer of NTS Realty Capital and represented by “phantom units” pursuant to the Officer Plan will remain deferred pursuant to the Officer Plan, will not be converted to Units at the effective time of the merger and will remain subject to the terms of the Officer Plan. See Part II, Item 8, Note 14 — Deferred Compensation Plans.

Consummation of the merger is subject to the satisfaction (or waiver) of certain conditions including among others:

•                  approval of the Merger Agreement by the holders of a majority of our outstanding Units; and

•                  the Court granting its final approval of the Settlement Agreement.

With respect to approval of the Merger Agreement by holders of a majority of our outstanding Units, it is expected that Messrs. Nichols, Lavin and their affiliates, acting by written consent, will vote their Units in favor of the Merger Agreement.  Messrs. Nichols, Lavin and their affiliates collectively own approximately 6,865,853 Units, representing approximately 61.9% of our issued and outstanding Units and approximately 59.3% of our aggregate voting power.  Accordingly, no other vote of our Unitholders is expected due to this representing over a majority of our outstanding Units.

Pursuant to the terms of the Settlement Agreement, the Settlement Agreement will not be finally approved by the Court until, among other things, the Court has (1) the Court has finally certified the members of the class under the Actions; (2) the Court, after holding of a final fairness settlement hearing (scheduled to be held on April 24, 2014), has entered its Order and Final Judgment approving the material terms of the Settlement Agreement (including finding that the terms and conditions of the Settlement Agreement are fair, reasonable, adequate, and in the best interests of the class) and such order and judgment shall have become final and non-appealable; (3) the Court has approved various releases among the plaintiffs, the class members and the defendants (and their affiliates); (4) orders dismissing the Actions with prejudice have become final and are no longer subject to appeal; and (5) the merger has become effective.

If the merger is completed pursuant to the terms of the Merger Agreement, then all holders of Units (other than Messrs. Nichols and Lavin and their affiliates) will receive, in cash per Unit, the Merger Consideration.  As a result of the merger, NLP’s limited partners, other than Messrs. Nichols and Lavin and their affiliates, will no longer have an equity interest in us, our Units will cease to be listed on the NYSE MKT, and the registration of our Units under Section 12 of the Securities Exchange Act of 1934, as amended, will be terminated.  As such, the merger transaction is sometimes referred to as a “going private transaction.”

The Merger Agreement may be terminated for various reasons including if the merger is not consummated by September 30, 2014.  We expect that the conditions of the Merger Agreement and the Settlement Agreement will be satisfied during the first half of 2014; however, there can be no assurance that the Merger Agreement and the Settlement Agreement will be consummated on the terms described herein or at all.

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

There can be no assurance that we will complete the going private transaction under the Merger Agreement and the Settlement Agreement.  Failure to complete the merger could have an adverse effect on us.

On February 25, 2014, NTS Realty and NTS Realty Capital entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NTS Merger Parent, LLC (“Parent”), an entity controlled by Mr. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, and NTS Merger Sub, LLC (“Merger Sub”), a wholly-owned subsidiary of Parent.  Upon consummation of the transactions proposed by the Merger Agreement, Merger Sub would merge with and into NTS Realty and NTS Realty would continue as the surviving entity.

The merger contemplated by the Merger Agreement is being undertaken in accordance with the terms of that certain Stipulation and Agreement of Compromise, Settlement and Release dated as of February 4, 2014 (the “Settlement Agreement”) entered into in the matter Stephen J. Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), pending in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”).  The Settlement Agreement provides, subject to satisfaction of the conditions set forth therein, for the full and complete compromise, settlement, release and dismissal of the Kentucky Action as well as the class action lawsuit pending in the Delaware Court of Chancery under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action” and with the Kentucky Action, the “Actions”).

The Court granted its preliminary approval of the Settlement Agreement on February 5, 2014.  Completion of the merger, however, is conditioned upon satisfaction of conditions set forth in the Merger Agreement and the Settlement Agreement.  One such condition is that the Court hold a final fairness settlement hearing (the “Settlement Hearing”) and, after holding such hearing, grant its final approval of the Settlement Agreement.  The Settlement Hearing is scheduled to be held before the Court on April 24, 2014.  The purpose of the Settlement Hearing is to determine:

•                  whether the Court should finally certify the members of the class for purposes of the Settlement Agreement;

•                  whether the proposed settlement of the Actions on the terms and conditions provided for in the Settlement Agreement is fair, reasonable, adequate, and in the best interests of the class members and should be approved by the Court;

•                  whether the Order and Final Judgment provided in the Settlement Agreement should be entered;

•                  whether the Court should grant the application of the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of litigation expenses and an incentive award to the named plaintiffs in the Actions; and

•                  such other matters as the Court may deem appropriate.

Any member of the class may, if he or she chooses, enter an appearance in the Actions or object to the proposed Settlement Agreement and have his/her objection heard at the Settlement Hearing.  There can be no assurance that the Court will grant its final approval of the Settlement Agreement.  If the Settlement Agreement is not approved by the Court, the merger will not proceed as such approval is a condition of the merger agreement.  Furthermore, if the Court grants final approval of the Settlement Agreement (including the Merger), an appeal of such Court approval could be filed, and we cannot currently predict the effect or outcome of any such appeal.

Additionally, the Merger Agreement provides that it may be terminated for various reasons including if the conditions for completing the merger are not satisfied on or before September 30, 2014.  There can be no assurance that the conditions to the completion of the merger, many of which are out of our control (including obtaining the Court’s final approval by a final, non-appealable judgment), will be satisfied by the September 30, 2014 deadline, if at all.

If the merger is not completed, the trading price of our Units could fall to the extent that the current market price of our Units reflects an assumption that the merger will be completed. Further, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, vendors, creditors and other business partners.

Additionally, we are subject to the following risks related to the merger transactions:

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

We are subject to litigation related to the Merger.

In connection with our entering into that certain Agreement and Plan of Merger dated December 27, 2012 (referred to as the “Original Merger Agreement”) by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub that provided for merger consideration of $7.50 per Unit, certain class action lawsuits were filed against us challenging the merger transaction and alleging claims of breach of fiduciary duties.  These lawsuits include the following (collectively, the “Actions”): (i) Dannis, Stephen, et al. v. Nichols, J.D., et al., pending in the Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”), Case No. 13-CI-00452 and (ii) In Re NTS Realty Holdings Limited Partnership Unitholders Litigation, pending in the Court of Chancery of the State of Delaware, Civil Action No. 8302-VCP.  The lawsuits name as defendants NTS Realty, NTS Realty Capital and the members of the board of directors of NTS Realty Capital, among other defendants.

On February 4, 2014, NTS Realty, together with all other parties to the Actions, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).  On February 5, 2014, the Court granted its preliminary approval of the Settlement Agreement.  Provided that the conditions set forth in the Settlement Agreement are satisfied, the Settlement Agreement provides for the full and complete compromise, settlement, release and dismissal of both of the Actions.  The Settlement Agreement contemplates that NTS Realty will merge with and into Merger Sub pursuant to the terms of the Merger Agreement.  Consummation of the merger transaction contemplated by the Settlement Agreement and the Merger Agreement, however, are subject to satisfaction of several conditions, many of the conditions are outside of our control.

For example, one condition to closing of the merger is that the Court, after holding a final fairness settlement hearing, grant its final approval of the Settlement Agreement.  Such settlement hearing is scheduled to be held before the Court on April 24, 2014.  The purpose of the hearing is to determine:

•                  whether the Court should finally certify the members of the class for purposes of the Settlement Agreement;

•                  whether the proposed settlement of the Actions on the terms and conditions provided for in the Settlement Agreement is fair, reasonable, adequate, and in the best interests of the class members and should be approved by the Court;

•                  whether the Order and Final Judgment provided in the Settlement Agreement should be entered;

•                  whether the Court should grant the application of the plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of litigation expenses and an incentive award to the named plaintiffs in the Actions; and

•                  such other matters as the Court may deem appropriate.

Any member of the class may, if he or she chooses, enter an appearance in the Actions or object to the proposed Settlement Agreement and have his/her objection heard at the Settlement Hearing.  There can be no assurance that the Court will grant its final approval of the Settlement Agreement.  If the Settlement Agreement is not approved by the Court, the merger will not proceed and the Actions will not be dismissed but rather will continue to be litigated.  Furthermore, if the Court grants final approval of the Settlement Agreement, an appeal of such Court approval could be filed, and we cannot currently predict the effect or outcome of any such appeal.

Additionally, it is possible that additional claims beyond those that have already been filed against us will be brought by others in an effort to enjoin the merger or to seek monetary relief from us.

While we believe that we will settle the Actions pursuant to the Settlement Agreement, we cannot predict the outcome of these Actions, or any others, nor can we predict the amount of time and expense that will be required to resolve any such matters.  An unfavorable resolution of any such litigation surrounding the merger could delay or prevent the consummation of the merger and the settlement of the Actions.  In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial.  Such litigation could also divert the attention of our management and our resources in general from day-to-day operations.

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of December 31, 2013, Mr. J.D. Nichols beneficially owns approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their Units over their current trading prices.

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

As with other publicly traded securities, the value of our Units depends on various market conditions that may change from time to time.  Among the market conditions that may affect the value of our Units are the following:

•                  the extent of investor interest in our securities;

•                  the general reputation of real estate and the attractiveness of our Units in comparison to other equity securities, including securities or other Units issued by other real estate-based companies;

•                  our underlying asset value;

•                  investor confidence in the stock and bond markets, generally;

•                  national economic conditions;

•                  changes in tax laws;

•                  our financial performance;

•                  changes in our credit ratings; and

•                  general stock and bond market conditions.

The market value of our Units is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our Units may trade at prices that are greater or less than our net asset value per Unit.  If our future earnings or cash distributions are less than expected, it is likely that the market price of our Units will diminish.

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

The Exposure Draft does not include a proposed effective date.

Risks Related to Our Business and Properties

We may suffer losses at our properties that are not covered by insurance.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties.  We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, our lenders’ requirements and industry practice.  None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold.  Some of the policies, like those covering losses due to terrorism, windstorms, earthquakes and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property.  In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

General

We own wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  Set forth below is a description of each property:

Wholly-Owned Properties

Commercial Properties

•                  NTS Center, which was constructed in 1977, is an office complex with approximately 126,700 net rentable square feet in Louisville, Kentucky.  As of December 31, 2013, there were 7 tenants leasing office space aggregating approximately 112,900 square feet.  The tenants are professional service entities, principally in secondary education, legal services, communications and information services.  One of these tenants individually leases more than 10% of the net rentable area at NTS Center.  NTS Center was 89% occupied as of December 31, 2013.

•                  Clarke American, which was constructed in 2000, is a business center with approximately 50,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2013, one tenant was leasing all 50,000 square feet.  The tenant is a professional service entity in the check printing industry.  Clarke American was 100% occupied as of December 31, 2013.

•                  Lakeshore Business Center Phase I, which was constructed in 1986, is a business center with approximately 100,200 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2013, there were 16 tenants leasing space aggregating approximately 67,400 square feet.  The tenants are professional service entities, principally in engineering, insurance and financial services and telecommunication.  Two of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase I.  Lakeshore Business Center Phase I was 67% occupied as of December 31, 2013.

•                  Lakeshore Business Center Phase II, which was constructed in 1989, is a business center with approximately 95,900 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2013, there were 16 tenants leasing space aggregating approximately 70,200 square feet.  The tenants are governmental and professional service entities, principally in medical equipment sales, financial services and technology.  One of these tenants individually leases more than 10% of the net rentable area at Lakeshore Business Center Phase II.  Lakeshore Business Center Phase II was 73% occupied as of December 31, 2013.

•                  Lakeshore Business Center Phase III, which was constructed in 2000, is a business center with approximately 38,800 net rentable square feet in Fort Lauderdale, Florida.  As of December 31, 2013, there were 3 tenants leasing space aggregating approximately 34,700 square feet.  The tenants are professional service entities, principally in real estate development, engineering and home healthcare.  Two of these tenants individually lease more than 10% of the net rentable area at Lakeshore Business Center Phase III.  Lakeshore Business Center Phase III was 89% occupied as of December 31, 2013.

•                  Peachtree Corporate Center, which was constructed in 1979, is a business park with approximately 198,900 net rentable square feet in Atlanta, Georgia.  As of December 31, 2013, there were 40 tenants leasing space aggregating approximately 158,100 square feet, including approximately 10,900 square feet which was leased but unoccupied.  The tenants are professional service entities, principally in sales-related services.  None of these tenants individually leases more than 10% of the net rentable area at Peachtree Corporate Center.  Peachtree Corporate Center was 74% occupied as of December 31, 2013.

Multifamily Properties

•                  Park Place Apartments, which was constructed in three phases, is a 464-unit luxury apartment complex located on a 44.8-acre tract in Lexington, Kentucky.  Phases I and II were constructed between 1987 and 1989, and Phase III was constructed in 2000.  Park Place was 97% occupied as of December 31, 2013.

•                  The Willows of Plainview Apartments, which was constructed in three phases between 1985 and 1988, is a 310-unit luxury apartment complex located on two tracts of land totaling 19.1-acres in Louisville, Kentucky.  The Willows of Plainview was 97% occupied as of December 31, 2013.

•                  Willow Lake Apartments, which was constructed in 1985, is a 207-unit luxury apartment complex located on an 18.0-acre tract in Indianapolis, Indiana.  Willow Lake was 92% occupied as of December 31, 2013.

•                  The Lakes Apartments, which was purchased in 2005 and constructed in 1997, is a 232-unit luxury apartment complex located on a 19.7-acre tract in Indianapolis, Indiana.  The Lakes was 94% occupied as of December 31, 2013.

•                  The Grove at Richland Apartments, which was purchased in 2006 and constructed in 1998, is a 292-unit luxury apartment complex located on a 10.5-acre tract in Nashville, Tennessee.  The Grove at Richland was 97% occupied as of December 31, 2013.

•                  The Grove at Whitworth Apartments, which was purchased in 2006 and constructed in 1994, is a 301-unit luxury apartment complex located on a 12.1-acre tract in Nashville, Tennessee.  The Grove at Whitworth was 98% occupied as of December 31, 2013.

•                  The Grove at Swift Creek Apartments, which was purchased in 2006 and constructed in 2000, is a 240-unit luxury apartment complex located on a 32.9-acre tract in Richmond, Virginia.  The Grove at Swift Creek was 92% occupied as of December 31, 2013.

•                  Castle Creek Apartments, which was purchased in 2006 and constructed in 1999, is a 276-unit luxury apartment complex located on a 16.0-acre tract in Indianapolis, Indiana.  Castle Creek was 94% occupied as of December 31, 2013.

•                  Lake Clearwater Apartments, which was purchased in 2006 and constructed in 1999, is a 216-unit luxury apartment complex located on a 10.6-acre tract in Indianapolis, Indiana.  Lake Clearwater was 98% occupied as of December 31, 2013.

•                  Parks Edge Apartments (formerly Shelby Farms Apartments), which was purchased in 2008 and constructed in two phases, is a 450-unit luxury apartment complex located on a 30.2-acre tract in Memphis, Tennessee. Phase I was constructed in 1997 and Phase II was constructed in 2007.  Parks Edge was 95% occupied as of December 31, 2013.

Retail Properties

•                  Bed, Bath & Beyond, which was constructed in 1999, is an approximately 35,000 square foot facility in Louisville, Kentucky.  As of December 31, 2013, one tenant was leasing all 35,000 square feet.  The tenant is a retail service entity principally in the sale of domestic merchandise and home furnishings.  Bed, Bath & Beyond was 100% occupied as of December 31, 2013.

•                  Springs Station, which was constructed in 2001, is a retail facility with approximately 12,000 net rentable square feet in Louisville, Kentucky.  As of December 31, 2013, there were 7 tenants leasing space aggregating approximately 12,000 square feet, including approximately 2,300 square feet which was leased but unoccupied.  The tenants include retail and financial services entities.  Three of these tenants individually lease more than 10% of the net rentable area at Springs Station.  Springs Station was 81% occupied as of December 31, 2013.

Consolidated Joint Venture Properties

Multifamily Properties

•                  Golf Brook Apartments, which was purchased in 2009 and constructed between 1987 and 1988, is a 195-unit luxury apartment complex located on a 19.2-acre tract in Orlando, Florida.  Golf Brook was 98% occupied as of December 31, 2013.  We own a 51% interest in this property.

•                  Sabal Park Apartments, which was purchased in 2009 and constructed in 1986, is a 162-unit luxury apartment complex located on a 14.3-acre tract in Orlando, Florida.  Sabal Park was 96% occupied as of December 31, 2013.  We own a 51% interest in this property.

•                  Lakes Edge Apartments, which was purchased in 2010 and constructed in 2000, is a 362-unit luxury apartment complex located on a 31.6-acre tract in Orlando, Florida.  Lakes Edge was 96% occupied as of December 31, 2013.  We own a 73.5% interest in this property.

Unconsolidated Investments in Tenants In Common Properties

Multifamily Properties

•                  The Overlook at St. Thomas Apartments, which was purchased in 2007 and constructed in 1991, is a 484-unit luxury apartment complex located on a 24.9-acre tract in Louisville, Kentucky.  The Overlook at St. Thomas was 97% occupied as of December 31, 2013.  We own a 60% tenant in common interest in this property.

•                  Creek’s Edge at Stony Point Apartments, which was purchased in 2007 and constructed in 2006, is a 202-unit luxury apartment complex located on a 26.3-acre tract in Richmond, Virginia.  Creek’s Edge at Stony Point was 93% occupied as of December 31, 2013.  We own a 51% tenant in common interest in this property.

Unconsolidated Joint Venture Property

Commercial Property

•                   600 North Hurstbourne, which was constructed by Campus One LLC and completed in 2012, is a  business center with approximately 125,100 net rentable square feet in Louisville, Kentucky. As of December 31, 2013, there were 7 tenants leasing space aggregating all 125,100 square feet, including approximately 8,500 square feet which was leased but unoccupied. The tenants are professional service entities, principally in real estate, financial services and the horse racing industry. Four of these tenants individually lease more than 10% of the net rentable area at 600 North Hurstbourne. 600 North Hurstbourne was 93% occupied as of December 31, 2013. We own a 49% interest in this property.

Properties Under Construction

Unconsolidated Joint Venture Property

Commercial Property

•                   Campus Two LLC, which was formed as of October 2012, is constructing an approximately 125,000 square foot office building in Louisville, Kentucky, known as 700 North Hurstbourne.  We anticipate construction to be completed in 2014.  We own a 49% interest in this property.

Corporate Headquarters

Our executive offices are located at 600 North Hurstbourne Parkway, Suite 300, Louisville, Kentucky 40222 and our phone number is (502) 426-4800.

Occupancy Rates

The table below sets forth the average occupancy rate for each of the past three years with respect to each of our properties.

	Years Ended December 31,
	2013	2012	2011
COMMERCIAL OCCUPANCY
NTS Center	89%	86%	82%
Clarke American	100%	100%	100%
Lakeshore Business Center Phase I	84%	87%	82%
Lakeshore Business Center Phase II	73%	70%	74%
Lakeshore Business Center Phase III (1)	81%	87%	100%
Peachtree Corporate Center	71%	69%	75%
COMMERCIAL PORTFOLIO OCCUPANCY	80%	79%	81%
COMMERCIAL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.55	$11.74	$11.79

MULTIFAMILY OCCUPANCY
Park Place Apartments	96%	96%	97%
The Willows of Plainview Apartments	98%	98%	98%
Willow Lake Apartments	95%	95%	98%
The Lakes Apartments	96%	96%	98%
The Grove at Richland Apartments	97%	98%	99%
The Grove at Whitworth Apartments	98%	98%	99%
The Grove at Swift Creek Apartments	95%	90%	92%
Castle Creek Apartments	95%	97%	97%
Lake Clearwater Apartments	96%	98%	96%
Parks Edge Apartments	95%	97%	97%
Golf Brook Apartments	96%	94%	95%
Sabal Park Apartments	93%	95%	96%
Lakes Edge Apartments	96%	94%	89%
MULTIFAMILY PORTFOLIO OCCUPANCY	96%	96%	96%
MULTIFAMILY PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$12,853	$12,384	$11,686

RETAIL OCCUPANCY
Bed, Bath & Beyond	100%	100%	100%
Springs Station (2)	77%	59%	69%
RETAIL PORTFOLIO OCCUPANCY	94%	90%	92%
RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$12.67	$12.55	$12.65
COMMERCIAL AND RETAIL PORTFOLIO OCCUPANCY	81%	80%	82%
COMMERCIAL AND RETAIL PORTFOLIO RENT PER OCCUPIED SQUARE FOOT, ANNUAL	$11.64	$11.81	$11.86

MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON OCCUPANCY
The Overlook at St. Thomas Apartments	98%	97%	97%
Creek’s Edge at Stony Point Apartments	96%	94%	94%
MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON PORTFOLIO OCCUPANCY	97%	96%	96%
MULTIFAMILY UNCONSOLIDATED INVESTMENTS IN TENANTS IN COMMON PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$13,444	$12,637	$12,082

COMMERCIAL UNCONSOLIDATED JOINT VENTURE OCCUPANCY
600 North Hurstbourne	87%	54%	N/A
COMMERCIAL UNCONSOLIDATED JOINT VENTURE PORTFOLIO OCCUPANCY	87%	54%	N/A
COMMERCIAL UNCONSOLIDATED JOINT VENTURE PORTFOLIO RENT PER OCCUPIED UNIT, ANNUAL	$22.58	$20.73	N/A

(1)                  We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.  Lakeshore Business Center Phase III was 89% occupied and 89% leased as of December 31, 2013.

(2)                  Springs Station was 81% occupied and 100% leased as of December 31, 2013.

Tenant Information

We are not dependent upon any tenant for 10% or more of our revenues.  The loss of any one tenant should not have a material adverse effect on our business or financial performance.  The following table sets forth our ten largest tenants based on annualized base rent as of December 31, 2013.

Tenant	Total Leased Square Feet	Annualized Base Rent (1)	Percentage of Annualized Base Rent	Lease Expiration
Insight Communications (2)	76,652	$924,374	1.68%	08/31/21
Social Security Administration (3)	16,197	553,908	1.01%	11/30/19
ECI Telecom (3)	29,287	443,405	0.80%	03/31/18
Clarke Checks (2)	50,000	418,833	0.76%	08/31/15
Bed, Bath & Beyond (2)	34,953	401,960	0.73%	01/31/15
John J. Kirlin, Inc. (3)	20,135	297,022	0.54%	08/10/14
McKendree University (2)	11,339	200,385	0.36%	03/14/17
Kimley-Horn and Associates (3)	12,061	188,292	0.34%	02/28/14
Reynolds, Smith and Hills, Inc. (3)	10,840	167,939	0.30%	03/31/19
DeVry, Inc. (2)	9,294	160,926	0.29%	07/31/18

(1)         Annualized Base Rent means annual rental income.

(2)         A tenant of a Louisville, Kentucky property.

(3)         A tenant of a Fort Lauderdale, Florida property.

Lease Expirations

The following table sets forth the number of expiring leases, the total area in square feet covered by such leases, the annual rent represented by such leases at December 31, 2013 and the percentage of gross annual rent represented by such leases for our commercial and retail properties.  We do not include the lease expirations for our multifamily properties as those lease contracts are typically for one year or less.

	Number of Expiring Leases	Approximate Square Feet of Expiring Leases	Approximate Annual Rent of Expiring Leases	Percentage of Gross Annual Rent of Expiring Leases
Expiration Year
2014	28	119,700	$1,260,000	20.0%
2015	20	118,800	1,213,000	19.3%
2016	19	68,000	591,000	9.4%
2017	4	21,800	304,000	4.8%
2018	11	83,300	1,140,000	18.1%
2019	5	41,300	837,000	13.3%
2020	-	-	-	-
2021	1	76,700	938,000	14.9%
2022	1	1,900	10,000	0.2%
Thereafter	-	-	-	-
Total	89	531,500	$6,293,000	100%

Indebtedness

The tables below reflect our outstanding indebtedness from mortgages and notes payable for our properties owned wholly, through a wholly-owned subsidiary, as both consolidated and unconsolidated joint venture investments, or as unconsolidated investments in tenants in common as of December 31, 2013.  Properties that are not encumbered by mortgages or notes are not listed below.  Some of our mortgages and notes bear interest in relation to the Libor Rate.  As of December 31, 2013, the Libor Rate was 0.17%.  The Libor Rate is a variable rate of interest that is adjusted from time to time based on interest rates set by London financial institutions.

Wholly-Owned Properties and Consolidated Joint Venture Properties	Interest Rate	Maturity Date	Balance as of December 31, 2013
Lakeshore Business Center Phases I, II and III (1)	Libor + 3.50%	09/01/14	$19,164,602
Clarke American (2)	8.45%	11/01/15	768,881
The Lakes Apartments (3)	5.11%	12/01/14	10,498,507
Parks Edge Apartments (4)	6.03%	09/01/18	25,632,035
Castle Creek Apartments (5)	5.40%	01/01/20	13,130,689
The Grove at Richland Apartments (6)	5.40%	01/01/20	25,514,833
The Grove at Swift Creek Apartments (7)	5.40%	01/01/20	15,918,421
The Grove at Whitworth Apartments (8)	5.40%	01/01/20	26,152,704
Lake Clearwater Apartments (9)	5.40%	01/01/20	10,763,479
Park Place Apartments (10)	5.40%	01/01/20	28,940,435
Willow Lake Apartments (11)	5.40%	01/01/20	10,342,957
The Willows of Plainview Apartments (12)	5.40%	01/01/20	16,934,289
Golf Brook Apartments (13)	Libor + 3.33%	07/01/16	13,954,358
Sabal Park Apartments (14)	Libor + 3.50%	07/01/16	9,172,853
Lakes Edge Apartments (15)	5.09%	05/01/18	24,493,068
NTS Realty I (16)	Libor + 2.50%	09/30/14	4,425,117
			$255,807,228

Unconsolidated Investments in Tenants In Common Properties
The Overlook at St. Thomas Apartments (17)	5.72%	04/11/17	$32,569,610
Creek’s Edge at Stony Point Apartments (18)	5.99%	11/15/17	$20,309,423

Unconsolidated Joint Venture Properties
600 North Hurstbourne (19)	4.35%	09/1/28	$17,181,941
700 North Hurstbourne (20)	Libor + 2.40%	07/1/17	$3,208,483

(1)         This note is guaranteed individually and severally by Mr. Nichols and Mr. Brian F. Lavin.  A balloon payment of $18,918,880 is due upon maturity.

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

(13)  A balloon payment of $13,225,041 is due upon maturity.

(14)  A balloon payment of $8,708,068 is due upon maturity.

(15)  A balloon payment of $22,844,451 is due upon maturity.

(16)  A balloon payment of $4,434,964 is due upon maturity.

(17)  A balloon payment of $30,492,392 is due upon maturity.  We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common of this property.

(18)  A balloon payment of $18,992,649 is due upon maturity.  We are jointly and severally liable for this mortgage.  We own a 51% interest as a tenant in common of this property.

(19)  A balloon payment of $7,471,374 is due upon maturity.  We are proportionally liable for this note, limited to our 49% interest in this property.

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

SCHEDULE OF ANNUAL PROPERTY TAX RATES AND TAXES-2013

State	Property	Property Tax Rate (per $100)	Gross Amount Annual Property Taxes (1)
FL	Lakeshore Business Center Phase I	2.02	$203,012
FL	Lakeshore Business Center Phase II	2.02	204,874
FL	Lakeshore Business Center Phase III	2.02	90,846
FL	Golf Brook Apartments	1.60	289,939
FL	Sabal Park Apartments	1.60	194,401
FL	Lakes Edge Apartments	2.04	663,220
GA	Peachtree Corporate Center	3.54	124,500
IN	Willow Lake Apartments	2.41	357,879
IN	The Lakes Apartments	2.41	317,368
IN	Castle Creek Apartments	2.02	481,485
IN	Lake Clearwater Apartments	2.02	386,780
KY	Bed, Bath & Beyond	1.26	27,950
KY	Clarke American	1.21	39,063
KY	NTS Center	1.21	81,477
KY	The Willows of Plainview Apartments	1.21	164,144
KY	Park Place Apartments	1.16	329,157
KY	Springs Station	1.26	21,612
KY	The Overlook at St. Thomas Apartments	1.06	442,733
TN	Parks Edge Apartments	7.78	1,121,943
TN	The Grove at Richland Apartments	4.52	569,049
TN	The Grove at Whitworth Apartments	4.52	523,419
VA	The Grove at Swift Creek Apartments	0.95	222,534
VA	Creek’s Edge at Stony Point Apartments	1.20	315,120
			$7,172,505

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

ITEM 3 — LEGAL PROCEEDINGS

On January 27, 2013, we received notice that a class action lawsuit captioned, Stephen Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”) against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, Parent and Merger Sub alleging, among other things, that the board of directors of NTS Realty Capital breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement dated December 27, 2012 by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub.

On February 12, 2013, we received notice that another class action lawsuit captioned, R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent and NTS Realty Capital, alleging, among other things, that the board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement. The complaint seeks, among other things, money damages.

On February 15, 2013, we received notice that Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative Unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement. The complaint seeks, among other things, to enjoin the defendants from completing the merger as contemplated by the Original Merger Agreement.

On March 19, 2013, the Delaware Court consolidated the Tejera and Wells actions under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action,” and together with the Kentucky Action, the “Actions”) and appointed the law firms of Rigrodsky & Long, P.A. and Wohl & Fruchter LLP as Co-Lead Counsel for plaintiffs in the Delaware Action.

After counsel for plaintiff Tejera advised of his intention to join in prosecution of the Kentucky Action and plaintiffs, Tejera and Stephen and Sharon Dannis, tendered a proposed Second Amended Complaint on May 24, 2013, the parties submitted an agreed order on May 31, 2013, allowing plaintiffs to file a Second Amended Complaint, which order was entered June 7, 2013.  In contemplation of plaintiff Tejera joining in the prosecution of the Kentucky Action, all parties stipulated to dismissal of his claims in the Delaware Action, which stipulation was approved by the Delaware Court on June 12, 2013.  Plaintiffs, Tejera and Stephen and Sharon Dannis, thereupon served their Second Amended Class Action Complaint on June 13, 2013 and the defendants thereafter filed their motions to dismiss the Kentucky Action.

In early July 2013, the defendants proposed that the parties meet to discuss a possible resolution of the Actions, and the plaintiffs in the Kentucky and Delaware Actions agreed to do so following receipt of detailed financial information and other discovery and an opportunity to fully review and analyze such discovery.  The parties, from time to time, engaged in various settlement negotiations.

On February 4, 2014, NTS Realty, together with the other defendants in the Actions, entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).  On February 5, 2014, the Court granted its preliminary approval of the Settlement Agreement.  Subject to satisfaction of the conditions set forth in the Settlement Agreement, the Settlement Agreement provides for the full and complete compromise, settlement, release and dismissal of the Actions.

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to the terms of that certain Agreement and Plan of Merger executed on February 25, 2014 (the “Merger Agreement”) by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be cancelled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award, if any, payable to the named plaintiffs in the case, as awarded by the Court.

The Merger Consideration is not, however, due or owing under the Settlement Agreement, until, among other things:

•                  the Court has finally certified the members of the class;

•                  the Court, after holding its final fairness settlement hearing (expected to be held by the Court on April 24, 2014) has entered its Order and Final Judgment approving the material terms of the Settlement Agreement (including the merger) and such judgment shall have become final and non-appealable;

•                  the Court has approved various releases among the plaintiffs, class members and defendants (and their affiliates);

•                  orders dismissing the Kentucky Action and the Delaware Action with prejudice have become final and are no longer subject to appeal; and

•                  the merger has become effective.

The obligations of the parties to effect the merger pursuant to the Merger Agreement are subject to various conditions.  There can be no assurance that the merger or settlement will be consummated on the terms of the Merger Agreement or the Settlement Agreement, if at all.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

ITEM 4 — MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Distributions

Beginning December 29, 2004, our Units were listed for trading on the American Stock Exchange under the symbol NLP.  Beginning December 1, 2008, our Units ceased trading on the American Stock Exchange and now trade on the NYSE MKT under the symbol NLP.  The NYSE MKT is the successor to the American Stock Exchange.  The approximate number of record holders of our Units at December 31, 2013 was 2,837.

High and low Unit prices for the period January 1, 2013 through December 31, 2013 were $7.75 to $4.00, respectively.  Quarterly distributions are primarily based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

High and low Unit prices for the period January 1, 2012 through December 31, 2012 were $7.29 to $3.00, respectively.  Quarterly distributions are primarily based on current cash balances, cash flow generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

The following table sets forth the price range of our Limited Partnership Units on the NYSE MKT and distributions declared for each quarter during the years ended December 31, 2013 and 2012.

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
High	$7.48	$7.35	$7.41	$7.75
Low	$7.03	$6.62	$4.52	$4.00
Distributions declared	$554,764	$554,764	$554,764	$554,763

2012
High	$3.68	$3.66	$5.15	$7.29
Low	$3.10	$3.01	$3.00	$4.85
Distributions declared	$554,764	$554,764	$554,764	$554,763

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

ITEM 6 — SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for 2013, 2012, 2011, 2010 and 2009.  We have derived the consolidated statement of operations and consolidated balance sheet data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our audited financial statements.

SUMMARY OF CONSOLIDATED STATEMENT OF OPERATIONS AND BALANCE SHEET DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009

STATEMENT OF OPERATIONS DATA
REVENUE:
Rental income	$57,263,675	$55,437,445	$52,823,586	$45,997,593	$42,730,803
Tenant reimbursements	1,814,296	1,828,857	1,811,459	1,901,333	1,787,103

Total revenue	59,077,971	57,266,302	54,635,045	47,898,926	44,517,906

EXPENSES:
Operating expenses and operating expenses reimbursed to affiliates	20,427,868	21,886,775	22,089,532	18,208,032	15,572,095
Management fees	3,043,878	2,855,911	2,725,479	2,365,301	2,205,739
Property taxes and insurance	8,124,677	7,557,006	6,735,437	6,043,391	6,494,311
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	5,244,447	4,155,593	2,578,381	2,669,501	2,707,216
Depreciation and amortization	16,238,553	17,808,970	18,246,506	17,973,060	17,304,344

Total expenses	53,079,423	54,264,255	52,375,335	47,259,285	44,283,705

OPERATING INCOME	5,998,548	3,002,047	2,259,710	639,641	234,201

Interest and other income	1,635,770	100,238	784,798	240,438	293,462
Interest expense	(13,711,252)	(13,999,712)	(14,145,721)	(12,893,896)	(16,191,885)
Loss on disposal of assets	(117,169)	(230,784)	(186,770)	(233,287)	(207,482)
Loss from investments in joint ventures	(136,834)	(173,430)	(3,163)	(1,407)	-
Loss from investments in tenants in common	(205,479)	(1,663,916)	(1,846,169)	(1,901,809)	(2,137,128)

LOSS FROM CONTINUING OPERATIONS	(6,536,416)	(12,965,557)	(13,137,315)	(14,150,320)	(18,008,832)
Discontinued operations, net	-	-	-	31,039	337,692
Gain on sale of discontinued operations	-	-	-	1,783,282	-

CONSOLIDATED NET LOSS	(6,536,416)	(12,965,557)	(13,137,315)	(12,335,999)	(17,671,140)
Net loss attributable to noncontrolling interests	(627,513)	(943,028)	(1,100,956)	(939,606)	(491,553)

NET LOSS	$(5,908,903)	$(12,022,529)	$(12,036,359)	$(11,396,393)	$(17,179,587)

Distributions declared	$2,219,055	$2,219,055	$2,233,329	$2,276,152	$2,276,152

Distributions declared per limited partnership unit	$0.20	$0.20	$0.20	$0.20	$0.20

BALANCE SHEET DATA (end of year)
Land, buildings and amenities, net	$270,830,835	$285,383,595	$300,235,083	$313,513,669	$296,699,646
Total assets	282,585,470	301,564,379	314,380,710	328,565,643	321,581,865
Mortgages and notes payable	255,807,228	264,772,316	263,584,959	267,870,876	246,088,305

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Going Private Transaction, Merger Agreement and Settlement Agreement

NTS Realty Capital’s board of directors formed a special committee of the board (the “Special Committee”) in September 2012 to consider a proposal we received on August 21, 2012 from Mr. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, to acquire all of our outstanding Units excluding, those Units beneficially owned by them, for $5.25 per Unit, in cash.  The Special Committee consisted of the three independent members of NTS Realty Capital’s board of directors - Mark D. Anderson, John P. Daly, and John S. Lenihan.  Each member of the Special Committee was determined to be independent of NTS Realty, NTS Realty Capital and Messrs. Nichols and Lavin.

The Special Committee engaged its own legal counsel and financial advisors, and was deliberate in its process, taking approximately four months to analyze and evaluate Messrs. Nichols’ and Lavin’s initial proposal and to negotiate with Messrs. Nichols and Lavin the terms of a proposed merger transaction.  Ultimately, these negotiations resulted in an Agreement and Plan of Merger dated December 27, 2012 (the “Original Merger Agreement”) by and among NTS Realty, NTS Realty Capital, NTS Merger Parent, LLC (“Parent”), a Delaware limited liability company controlled by Messrs. Nichols and Lavin, and NTS Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company and wholly-owned subsidiary of Parent, that provided for the payment in cash of $7.50 per Unit, representing a 43% increase in the merger consideration over the initially proposed $5.25 per Unit.  The Original Merger Agreement, however, was terminated on October 18, 2013 and, therefore, the merger was not completed.

After announcement of the Original Merger Agreement, in January 2013, various class action lawsuits were filed against us, NTS Realty Capital, Parent, each of the members of NTS Realty Capital’s board of directors and NTS Realty Partners, LLC, including the class action captioned, Stephen J. Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), pending in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”) and the class action case pending in the Delaware Court of Chancery under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action” and with the Kentucky Action, the “Actions”).  Plaintiffs in the Actions alleged, among other things, that NTS Realty Capital’s board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement.

After approximately five months of negotiations among the plaintiffs and defendants in the Actions, on February 4, 2014, the parties agreed to a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).  On February 5, 2014, the Court granted its preliminary approval of the Settlement Agreement.  Subject to satisfaction of the conditions set forth in the Settlement Agreement, the Settlement Agreement provides for the full and complete compromise, settlement, release and dismissal of the Actions.

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to the terms of that certain Agreement and Plan of Merger which was entered into as of February 25, 2014 (the “Merger Agreement”) by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be cancelled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award, if any, payable to the named plaintiffs in the case, as awarded by the Court.

Immediately prior to the effective time of the merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by “phantom units” pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $789,830 is expected to be paid to the non-employee directors of NTS Realty Capital.  At the effective time of the merger, the compensation deferred by each officer of NTS Realty Capital and represented by “phantom units” pursuant to the Officer Plan will remain deferred pursuant to the Officer Plan, will not be converted to Units at the effective time of the merger and will remain subject to the terms of the Officer Plan. See Part II, Item 8, Note 14 — Deferred Compensation Plans.

Consummation of the merger is subject to the satisfaction (or waiver) of certain conditions including among others:

•                  approval of the Merger Agreement by the holders of a majority of our outstanding Units; and

•                  the Court granting its final approval of the Settlement Agreement.

With respect to approval of the Merger Agreement by holders of a majority of our outstanding Units, it is expected that Messrs. Nichols, Lavin and their affiliates, acting by written consent, will vote their Units in favor of the Merger Agreement.  Messrs. Nichols, Lavin and their affiliates collectively own approximately 6,865,853 Units, representing approximately 61.9% of our issued and outstanding Units and approximately 59.3% of our aggregate voting power.  Accordingly, no other vote of our Unitholders is expected due to this representing over a majority of our outstanding Units.

Pursuant to the terms of the Settlement Agreement, the Settlement Agreement will not be finally approved by the Court until, among other things, the Court has (1) the Court has finally certified the members of the class under the Actions; (2) the Court, after holding of a final fairness settlement hearing (scheduled to be held on April 24, 2014), has entered its Order and Final Judgment approving the material terms of the Settlement Agreement (including finding that the terms and conditions of the Settlement Agreement are fair, reasonable, adequate, and in the best interests of the class) and such order and judgment shall have become final and non-appealable; (3) the Court has approved various releases among the plaintiffs, the class members and the defendants (and their affiliates); (4) orders dismissing the Actions with prejudice have become final and are no longer subject to appeal; and (5) the merger has become effective.

If the merger is completed pursuant to the terms of the Merger Agreement, then all holders of Units (other than Messrs. Nichols and Lavin and their affiliates) will receive, in cash per Unit, the Merger Consideration.  As a result of the merger, NLP’s limited partners, other than Messrs. Nichols and Lavin and their affiliates, will no longer have an equity interest in us, our Units will cease to be listed on the NYSE MKT, and the registration of our Units under Section 12 of the Securities Exchange Act of 1934, as amended, will be terminated.  As such, the merger transaction is sometimes referred to as a “going private transaction.”

The Merger Agreement may be terminated for various reasons including if the merger is not consummated by September 30, 2014.  We expect to satisfy the conditions of the Merger Agreement and the Settlement Agreement during the first half of 2014; however, there can be no assurance that the Merger Agreement and the Settlement Agreement will be consummated on the terms described herein or at all.

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

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent, generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  Due to the impact of “straight-lining” on a historical consolidating basis, cash collected for rent exceeded rental income by approximately $37,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.  Rental income exceeded the cash collected for rent by approximately $0.1 million for the year ended December 31, 2011.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than sixty days and tenants with outstanding balances due for a period less than sixty days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $5,000 deemed to be a capital improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in-place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

Our most liquid asset is our cash and equivalents, which consist of cash and short-term investments, but do not include any restricted cash.  Operating income generated by the properties is the primary source from which we generate cash.  Other sources of cash include the proceeds from our mortgage loans and revolving note payable.

Our main uses of cash relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

The components of the consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011 are outlined below.

	Years Ended December 31,
	2013	2012	2011
Operating activities	$11,185,000	$7,054,000	$12,305,000
Investing activities	(3,039,000)	(5,704,000)	(7,135,000)
Financing activities	(7,897,000)	(1,274,000)	(4,185,000)

Net increase in cash and equivalents	$249,000	$76,000	$985,000

Cash Flow from Operating Activities

Net cash provided by operating activities increased to approximately $11.2 million compared to approximately $7.1 million for the years ended December 31, 2013 and 2012, respectively.  The increase of approximately $4.1 million was primarily due to increased cash provided by results of operations of approximately $3.2 million, decreased cash - restricted of approximately $2.9 million, decreased accounts receivable of approximately $0.4 million and decreased cash used to satisfy other liabilities of approximately $0.4 million. This change was partially offset by decreased cash provided by other assets of approximately $1.1 million primarily for a payment received on a note receivable in 2012 without a similar payment in 2013 and increased cash used to satisfy accounts payable and accounts payable due to affiliates of approximately $1.8 million. The remaining increases and decreases in cash were individually immaterial.

Net cash provided by operating activities decreased to approximately $7.1 million compared to approximately $12.3 million for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately $5.2 million was primarily due to decreased cash provided by other assets of approximately $1.7 million, primarily consisting of a decrease in cash received of approximately $2.0 million for payments of notes receivable issued in 2008 and 2011, partially offset by a decrease in cash used to satisfy prepaid expenses and prepaid insurance of approximately $0.3 million. The decrease in net cash provided was also due to increased cash used to satisfy accounts payable and accounts payable due to affiliates of approximately $1.6 million, increased restricted cash of approximately $1.5 million and decreased cash provided by results of operations of approximately $0.4 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities decreased to approximately $3.0 million compared to approximately $5.7 million for the years ended December 31, 2013 and 2012, respectively.  The decrease of approximately $2.7 million was primarily due to decreased cash used to invest in our joint ventures with an unaffiliated third party of approximately $1.9 million and decreased cash used for additions to land, buildings and amenities of approximately $1.4 million.  This change was partially offset by increased cash contributed to our tenants in common investments of approximately $0.6 million.  The remaining increases and decreases in cash were individually immaterial.

Net cash used in investing activities decreased to approximately $5.7 million compared to approximately $7.1 million for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately $1.4 million was primarily due decreased cash used for additions to land, buildings and amenities of approximately $1.7 million, partially offset by increased cash used to invest in our joint ventures with an unaffiliated third party of approximately $0.3 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities increased to approximately $7.9 million compared to approximately $1.3 million for the years ended December 31, 2013 and 2012, respectively.  The increase of approximately $6.6 million was primarily due to increased cash used to repay our revolving note payable, net of receipts, of approximately $3.9 million in 2013, decreased cash provided by our revolving note payable of approximately $5.1 million in 2012 and increased cash used for principal payments on our mortgages payable of approximately $1.0 million.  This was partially offset by a distribution received from our unaffiliated third party joint ventures of approximately $3.4 million in 2013 without a similar distribution in 2012.  The remaining increases and decreases in cash were individually immaterial.

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

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our consolidated balance sheet, were approximately $1.5 million as of December 31, 2013.

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

We have approximately $34.1 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank and refinance our $10.5 million mortgage payable that matures in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms can be obtained.  As of December 31, 2013, our availability to draw on our revolving note payable was approximately $5.6 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

We made quarterly distributions of $0.05 per unit to our limited partners of record on April 12, 2013, July 12, 2013, October 11, 2013, and January 15, 2014, respectively.  We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.  We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by December 31, 2013, we are obligated to incur expenditures of approximately $0.1 million on our wholly-owned properties funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We are obligated to incur expenditures of approximately $0.3 million on our unconsolidated joint venture properties pursuant to our 49% ownership interest funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties.  We expect to fund these expenditures by cash on hand, cash generated by operations or borrowings on our debt during the next twelve months.  This discussion of future liquidity details our material commitments. We anticipate repaying, seeking renewal of or refinancing our revolving note payable coming due in the next twelve months.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne

Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At December 31, 2013, we have funded approximately $0.6 million of this commitment.  The joint venture has entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.   The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

The above discussion concerning our future liquidity assumes that the merger will not be completed.

In connection with the going private transaction, it is expected that the funds necessary to consummate the merger pursuant to the Merger Agreement will be approximately $41.7 million, consisting of the payment of aggregate Merger Consideration as well as certain transaction fees and expenses.  At or prior to the effective time of the merger, Parent and Merger Sub, or their affiliates, will deposit with Wells Fargo Shareowner Services, as paying agent, the funds necessary to pay the aggregate Merger Consideration.  The paying agent will hold such consideration in trust pending disbursement as provided in the Merger Agreement.

The obligations of Parent and Merger Sub to consummate the merger are not subject to any financing conditions or contingencies.  Parent and Merger Sub expect that the funds necessary to consummate the merger and related transactions will be funded from a variety of sources, including available cash and various debt financings.

It is expected that up to $4 million, in cash, will be available from Messrs. Nichols and Lavin (or their affiliates).  Additionally, it is expected that approximately $6 to $10 million will be available as a result of NTS Realty increasing the maximum availability under its existing line of credit from $10 million to $16 million on substantially the same terms as currently provided to NTS Realty under the existing line of credit.  The exact amount of funds that may be drawn on the line of credit to pay Merger Consideration will depend upon the amount of loans outstanding under the increased line of credit at the time the Merger Consideration is to be delivered to the paying agent.  NTS Realty has not received a written commitment from the bank to increase the availability under the line of credit.

Further, it is expected that certain NTS Realty properties will be refinanced or further leveraged by loans from various lenders.  It is expected that these loans will provide up to $36 million in available cash.  The loans will be collateralized by mortgages on the respective properties.  The anticipated term of such loans is expected to be no less than seven years, and it is expected that the loans will be provided at rates of interest ranging from 4.2% to 5.75% per annum with 30-year amortization schedules.  Additionally, in connection with these loans, it is anticipated that Mr. Nichols may be required to issue certain personal guarantees pursuant to which Mr. Nichols would guaranty losses (if any) incurred by the lender(s) as a result of NTS Realty’s failure to perform certain covenants expected to be contained in the loan agreements.  Under such guarantees, in the event of an occurrence of certain covenant breaches, Mr. Nichols could be liable for the full value of the loan.

At the time of filing this Form 10-K, there are no written commitments or definitive loan documents evidencing any of the above financings.  Accordingly, actual terms of any financings may differ from those described above.  In additional, Parent, Merger Sub or their affiliates may obtain financing from different sources in amounts and on terms that may vary from those described herein.

Property Transactions

Acquisitions

During the years ended December 31, 2013, 2012 and 2011, we did not acquire any properties.

Dispositions

During the years ended December 31, 2013, 2012 and 2011 we did not dispose of any properties.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 AS COMPARED TO DECEMBER 31, 2012

AS COMPARED TO DECEMBER 31, 2011

This section includes our actual results of operations for the years ended December 31, 2013, 2012 and 2011.  As of December 31, 2013, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three years ended December 31, 2013, 2012 and 2011 was approximately $5.9 million, $12.0 million and $12.0 million, respectively. The change in net loss for the year ended December 31, 2013 as compared to 2012 was primarily due to a $4.0 million increase in operating income across the multifamily segment, a $1.5 million increase in interest and other income across the multifamily segment primarily from a non-recurring settlement received in 2013 for landscaping and tree damage and a $0.4 million decrease in deferred compensation expense.  In addition, there was a $1.5 million increase in income from investments in tenants in common primarily from a $0.8 million non-recurring settlement received in 2013 for landscaping and tree damage and a $0.6 million increase in operating income across the tenants in common properties.  This was partially offset by an increase in legal and professional fees primarily related to ongoing litigation of approximately $1.4 million. There were no other material offsetting changes in net loss for the years ended December 31, 2013 and 2012.  There was no change in net loss for the year ended December 31, 2012 as compared to 2011. There was a $2.3 million increase in operating income across the multifamily segment, a $0.2 million decrease in net loss from our investments in tenants in common and a $0.2 million decrease in interest expense. This was partially offset by a $1.6 million increase in professional and administrative expenses and professional and administrative expenses reimbursed to affiliates, a $0.7 million decrease in interest and other income, a $0.2 million increase in net loss from our investments in joint ventures and a $0.2 million decrease in net loss attributable to noncontrolling interests.  There were no other material offsetting changes in net loss for the years ended December 31, 2012 and 2011.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the years ended December 31, 2013 and 2012 were approximately $59.1 million and $57.3 million, respectively.  The increase of $1.8 million, or 3%, was primarily the result of a $1.8 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,071 from $1,032 for the years ended December 31, 2013 and 2012, respectively.  There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2013 and 2012.

Rental income and tenant reimbursements for the years ended December 31, 2012 and 2011 were approximately $57.3 million and $54.6 million, respectively.  The increase of $2.7 million, or 5%, was primarily the result of a $2.8 million increase in rental income across the multifamily segment primarily related to an increase in the average monthly unit rental to $1,032 from $974 for the years ended December 31, 2012 and 2011, respectively. The increase was partially offset by a $0.1 million decrease in rental income and tenant reimbursements across the commercial segment primarily related to a decrease in average occupancy to 79% from 81% for the years ended December 31, 2012 and 2011, respectively.   There were no other material offsetting changes in rental income and tenant reimbursements for the years ended December 31, 2012 and 2011.

Operating Expenses and Operating Expenses Reimbursed to Affiliates

Operating expenses for the years ended December 31, 2013 and 2012 were approximately $14.1 million and $15.7 million, respectively.  The decrease of $1.6 million, or 10%, was primarily the result of a $1.3 million decrease in operating expenses across the multifamily segment primarily related to less repairs and decreased maintenance expense and a $0.2 million decrease in operating expenses across the commercial segment primarily related to less repairs and decreased maintenance expense. There were no other material offsetting changes in operating expenses for the years ended December 31, 2013 and 2012.

Operating expenses for the years ended December 31, 2012 and 2011 were approximately $15.7 million and $16.1 million, respectively.  The decrease of $0.4 million, or 2%, was primarily the result of a $0.2 million decrease in operating expenses across the commercial segment primarily related to less parking lot repair expense and a $0.2 million decrease in operating expenses across the multifamily segment primarily related to less repairs and maintenance expense. There were no other material offsetting changes in operating expenses for the years ended December 31, 2012 and 2011.

Operating expenses reimbursed to affiliates for the years ended December 31, 2013 and 2012 were approximately $6.3 million and $6.2 million, respectively.  The increase of $0.1 million, or 2%, was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliates across the multifamily segment. There were no other material offsetting changes in operating expenses reimbursed to affiliates for the years ended December 31, 2013 and 2012.

Operating expenses reimbursed to affiliates for the years ended December 31, 2012 and 2011 were approximately $6.2 million and $6.0 million, respectively.  The increase of $0.2 million, or 3%, was primarily the result of a $0.2 million increase in operating expenses reimbursed to affiliates across the multifamily segment. There were no other material offsetting changes in operating expenses reimbursed to affiliates for the years ended December 31, 2012 and 2011.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as operating expenses reimbursed to affiliates.  The services provided by others are classified as operating expenses.

Operating expenses reimbursed to affiliates are for services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Operating expenses reimbursed to affiliates consisted approximately of the following:

	Years Ended December 31,
	2013	2012	2011
Property	$4,339,000	$4,145,000	$3,997,000
Multifamily leasing	778,000	811,000	776,000
Administrative	1,087,000	1,125,000	1,045,000
Other	76,000	151,000	216,000

Total	$6,280,000	$6,232,000	$6,034,000

Management Fees

Management fees for the years ended December 31, 2013 and 2012 were approximately $3.0 million and $2.9 million, respectively.  The increase of $0.1 million, or 3%, was primarily the result of an increase in management fees across the multifamily segment primarily due to increased rental income and other income from a non-recurring settlement received in 2013 for landscaping and tree damage.  There were no other material offsetting changes in management fees for the years ended December 31, 2013 and 2012.

Management fees for the years ended December 31, 2012 and 2011 were approximately $2.9 million and $2.7 million, respectively.  The increase of $0.2 million, or 7%, was primarily the result of an increase in management fees across the multifamily segment primarily related to increased rental income. There were no other material offsetting changes in management fees for the years ended December 31, 2012 and 2011.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties. This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgages Corporation, or FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with unaffiliated third parties equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with unaffiliated third parties in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with an unaffiliated third party.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance for the years ended December 31, 2013 and 2012 were approximately $8.1 million and $7.6 million, respectively.  The increase of $0.5 million, or 7%, was primarily the result of increases of approximately $0.4 million and $0.1 million in property taxes and insurance across the multifamily and commercial segments, respectively.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2013 and 2012.

Property taxes and insurance for the years ended December 31, 2012 and 2011 were approximately $7.6 million and $6.7 million, respectively.  The increase of $0.9 million, or 13%, was primarily due to an increase of $0.8 million in property taxes across the multifamily segment.  There were no other material offsetting changes in property taxes and insurance for the years ended December 31, 2012 and 2011.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliates

Professional and administrative expenses for the years ended December 31, 2013 and 2012 were approximately $3.3 million and $2.3 million, respectively.  The increase of $1.0 million, or 43%, was primarily the result of increased legal and professional fees primarily due to ongoing litigation, which was partially offset by decreased deferred compensation expense due to decreased unit prices in 2013.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2013 and 2012.

Professional and administrative expenses for the years ended December 31, 2012 and 2011 were approximately $2.3 million and $0.9 million, respectively.  The increase of $1.4 million was primarily the result of increased legal and professional fees primarily due to the going private proposal and increased deferred compensation expense primarily due to increased unit prices.  There were no other material offsetting changes in professional and administrative expenses for the years ended December 31, 2012 and 2011.

Professional and administrative expenses reimbursed to affiliates for the years ended December 31, 2013 and 2012 were approximately $2.0 million and $1.9 million, respectively. The increase of $0.1 million, or 5%, was primarily due to increased personnel cost and compensation reimbursed to NTS Development Company.  There were no other material offsetting changes in professional and administrative expenses reimbursed to affiliates for the years ended December 31, 2013 and 2012.

Professional and administrative expenses reimbursed to affiliates for the years ended December 31, 2012 and 2011 were approximately $1.9 million and $1.6 million, respectively.  The increase of $0.3 million, or 19%, was primarily due to increased personnel cost and compensation reimbursed to NTS Development Company.  There were no material offsetting changes in professional and administrative expenses reimbursed to affiliates for the years ended December 31, 2012 and 2011.

We do not have any employees.  Pursuant to our various management agreements, NTS Development employs the individuals who provide services necessary to operate our properties and conduct our business.  NTS Development provides employees that may also perform services for other properties and business enterprises.  In the situation where a particular employee benefits multiple operations, the employee’s cost is proportionately charged out to the entity receiving the services.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliates.  The services provided by others are classified as professional and administrative expenses.

Professional and administrative expenses reimbursed to affiliates are for the services performed by employees of NTS Development, an affiliate of our general partner.  These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses reimbursed to affiliates consisted approximately of the following:

	Years Ended December 31,
	2013	2012	2011
Finance	$537,000	$495,000	$411,000
Accounting	759,000	763,000	724,000
Investor relations	347,000	327,000	266,000
Human resources	20,000	23,000	21,000
Overhead	290,000	262,000	216,000

Total	$1,953,000	$1,870,000	$1,638,000

Depreciation and Amortization

Depreciation and amortization for the years ended December 31, 2013 and 2012 was approximately $16.2 million and $17.8 million, respectively.  The decrease of $1.6 million, or 9%, was primarily the result of decreases of approximately $1.5 million and $0.1 million in depreciation and amortization across the multifamily and commercial segments, respectively.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2013 and 2012.

Depreciation and amortization for the years ended December 31, 2012 and 2011 was approximately $17.8 million and $18.2 million, respectively.  The decrease of $0.4 million, or 2%, was primarily due to a decrease in depreciation and amortization of approximately $0.5 million spread across the multifamily segment partially offset by an increase in depreciation and amortization of approximately $0.1 million spread across the commercial segment.  There were no other material offsetting changes in depreciation and amortization for the years ended December 31, 2012 and 2011.

Interest and Other Income

Interest and other income for the years ended December 31, 2013 and 2012 was approximately $1.6 million and $0.1 million, respectively.  The increase of $1.5 million was primarily due to an approximately $1.6 million non-recurring settlement received in 2013 for landscaping and tree damage.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2013 and 2012.

Interest and other income for the years ended December 31, 2012 and 2011 was approximately $0.1 million and $0.8 million, respectively.  The decrease of $0.7 million, or 88%, was primarily the result of a decrease in interest income earned on our notes receivable.  There were no other material offsetting changes in interest and other income for the years ended December 31, 2012 and 2011.

Interest Expense

Interest expense for the years ended December 31, 2013 and 2012 was approximately $13.7 million and $14.0 million, respectively.  The decrease of $0.3 million, or 2%, was primarily the result of a decrease in interest expense in our multifamily segment.  There were no other material offsetting changes in interest expense for the years ended December 31, 2013 and 2012.

Interest expense for the years ended December 31, 2012 and 2011 was approximately $14.0 million and $14.1 million, respectively.  The decrease of $0.1 million, or 1%, was primarily the result of a decrease in interest expense in our multifamily segment.  There were no other material offsetting changes in interest expense for the years ended December 31, 2012 and 2011.

Loss on Disposal of Assets

The loss on disposal of assets for the years ended December 31, 2013, 2012 and 2011 can be attributed to assets that were not fully depreciated at the time of replacement primarily across the multifamily and commercial segments.

Loss From Investments in Joint Ventures

Loss from investments in joint ventures for the years ended December 31, 2013, 2012 and 2011 includes net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are 600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in 2014. There were no other material offsetting changes in loss from investments in joint ventures for the years ended December 31, 2013, 2012 and 2011.

Loss From Investments in Tenants in Common

Loss from investments in tenants in common for the years ended December 31, 2013, 2012 and 2011 includes net operating losses attributable to our investments in tenants in common with unaffiliated third parties.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Loss from investments in tenants in common for the years ended December 31, 2013 and 2012 was approximately $0.2 million and $1.7 million, respectively.  The decrease of $1.5 million, or 88%, was primarily due to an approximately $0.8 million non-recurring settlement received in 2013 for landscaping and tree damage and an approximately $0.6 million increase in operating income.  There were no other material offsetting changes in loss from investments in tenants in common for the years ended December 31, 2013 and 2012.  Loss from investments in tenants in common for the years ended December 31, 2012 and 2011 was approximately $1.7 million and $1.8 million, respectively.  The decrease of $0.1 million, or 6%, was primarily due to an approximately $0.2 million increase in operating income.  There were no other material offsetting changes in loss from investments in tenants in common for the years ended December 31, 2012 and 2011.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero. Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our consolidated balance sheets at December 31, 2013 and 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012. Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our consolidated balance sheet at December 31, 2012. During the year ended December 31, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments and recorded the resulting asset balance on our consolidated balance sheet at December 31, 2013.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of December 31, 2013, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One-Three Years	Three-Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$318,126,702	$51,022,013	$52,387,481	$73,179,791	$141,537,417
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$318,126,702	$51,022,013	$52,387,481	$73,179,791	$141,537,417

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have financed substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $46.7 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at December 31, 2013 was 3.4%.

ITEM 8 — CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
NTS Realty Capital, Inc., Managing General Partner of

NTS Realty Holdings Limited Partnership

Louisville, KY

We have audited the accompanying consolidated balance sheets of NTS Realty Holdings Limited Partnership (Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2013.  The Partnership’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2014

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Balance Sheets as of December 31, 2013 and 2012

	2013	2012
ASSETS:
Cash and equivalents	$1,490,010	$1,240,818
Cash and equivalents — restricted	2,703,961	4,021,586
Accounts receivable, net of allowance for doubtful accounts of $153,736 and $81,163 at December 31, 2013 and 2012, respectively	1,437,412	1,770,696
Land, buildings and amenities, net	270,830,835	285,383,595
Investments in and advances to joint ventures	2,110,320	4,977,948
Investments in and advances to tenants in common	165,255	-
Other assets	3,847,677	4,169,736

Total assets	$282,585,470	$301,564,379

LIABILITIES:
Mortgages and notes payable	$255,807,228	$264,772,316
Accounts payable and accrued expenses	3,480,253	4,931,794
Accounts payable and accrued expenses due to affiliates	357,312	336,688
Distributions payable	554,764	554,764
Security deposits	992,378	932,978
Other liabilities	4,868,424	4,399,016
Investments in and advances to tenants in common	1,856,682	1,806,948

Total liabilities	267,917,041	277,734,504

COMMITMENTS AND CONTINGENCIES (NOTE 10)

EQUITY:
Partners’ equity	9,965,884	18,093,842
Noncontrolling interests	4,702,545	5,736,033

Total equity	14,668,429	23,829,875

Total liabilities and equity	$282,585,470	$301,564,379

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
REVENUE:
Rental income	$57,263,675	$55,437,445	$52,823,586
Tenant reimbursements	1,814,296	1,828,857	1,811,459

Total revenue	59,077,971	57,266,302	54,635,045

EXPENSES:
Operating expenses	14,147,459	15,654,982	16,055,315
Operating expenses reimbursed to affiliates	6,280,409	6,231,793	6,034,217
Management fees	3,043,878	2,855,911	2,725,479
Property taxes and insurance	8,124,677	7,557,006	6,735,437
Professional and administrative expenses	3,291,783	2,286,045	940,562
Professional and administrative expenses reimbursed to affiliates	1,952,664	1,869,548	1,637,819
Depreciation and amortization	16,238,553	17,808,970	18,246,506

Total expenses	53,079,423	54,264,255	52,375,335

OPERATING INCOME	5,998,548	3,002,047	2,259,710

Interest and other income	1,635,770	100,238	784,798
Interest expense	(13,711,252)	(13,999,712)	(14,145,721)
Loss on disposal of assets	(117,169)	(230,784)	(186,770)
Loss from investments in joint ventures	(136,834)	(173,430)	(3,163)
Loss from investments in tenants in common	(205,479)	(1,663,916)	(1,846,169)

CONSOLIDATED NET LOSS	(6,536,416)	(12,965,557)	(13,137,315)
Net loss attributable to noncontrolling interests	(627,513)	(943,028)	(1,100,956)

NET LOSS	$(5,908,903)	$(12,022,529)	$(12,036,359)

Loss allocated to limited partners	$(6,115,497)	$(12,130,628)	$(12,299,867)
Net loss attributable to noncontrolling interests allocated to limited partners	(587,104)	(882,301)	(1,030,542)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(5,528,393)	$(11,248,327)	$(11,269,325)

Loss per limited partnership unit	$(0.59)	$(1.17)	$(1.17)
Net loss attributable to noncontrolling interests per limited partnership unit	(0.06)	(0.09)	(0.10)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(0.53)	$(1.08)	$(1.07)

Weighted average number of limited partners’ interests	10,380,783	10,380,783	10,493,413

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
OPERATING ACTIVITIES:
Consolidated net loss	$(6,536,416)	$(12,965,557)	$(13,137,315)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Loss on disposal of assets	117,169	230,784	186,770
Depreciation and amortization	16,943,888	18,533,229	19,131,922
Loss from investments in joint ventures	136,834	173,430	3,163
Loss from investments in tenants in common	205,479	1,663,916	1,846,169
Changes in assets and liabilities:
Cash and equivalents — restricted	1,317,625	(1,599,978)	(149,010)
Accounts receivable	333,284	(58,306)	(153,403)
Other assets	(431,247)	635,004	2,376,553
Accounts payable and accrued expenses	(1,451,541)	356,292	1,856,590
Accounts payable and accrued expenses due to affiliates	20,624	(36,246)	72,122
Security deposits	59,400	(3,826)	24,988
Other liabilities	469,408	125,559	246,708

Net cash provided by operating activities	11,184,507	7,054,301	12,305,257

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(1,727,320)	(3,147,423)	(4,829,961)
Investments in joint ventures	(699,206)	(2,556,499)	(2,305,449)
Investments in tenants in common	(612,000)	-	-

Net cash used in investing activities	(3,038,526)	(5,703,922)	(7,135,410)

FINANCING ACTIVITIES:
Contributions from noncontrolling interest holders	-	-	4,216,750
Distributions to noncontrolling interest holders	(405,975)	(398,000)	(245,000)
Distributions from joint ventures	3,430,000	-	-
Distributions from tenants in common	291,000	180,000	240,000
Retirement of Limited Partnership Units	-	-	(1,356,059)
Proceeds from mortgages payable	-	105,951	24,805,960
Revolving notes payable, net	(3,859,097)	5,142,083	(1,300,017)
Principal payments on mortgages payable	(4,505,991)	(4,060,677)	(3,291,860)
Additional payments on mortgages payable	(600,000)	-	(24,500,000)
Additions to loan costs	(27,671)	(25,000)	(506,934)
Cash distributions	(2,219,055)	(2,219,055)	(2,247,603)

Net cash used in financing activities	(7,896,789)	(1,274,698)	(4,184,763)

NET INCREASE IN CASH AND EQUIVALENTS	249,192	75,681	985,084

CASH AND EQUIVALENTS, beginning of year	1,240,818	1,165,137	180,053

CASH AND EQUIVALENTS, end of year	$1,490,010	$1,240,818	$1,165,137

Interest paid	$13,380,805	$13,647,833	$13,566,892

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Consolidated Statements of Equity (1) for the Years Ended December 31, 2013, 2012 and 2011

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:

Balances on January 1, 2011	714,491	10,666,269	$3,010,673	$44,950,500	$4,206,267	$52,167,440

Net loss	-	-	(767,034)	(11,269,325)	(1,100,956)	(13,137,315)

Retirement of Limited Partnership Units	-	(285,486)	-	(1,356,059)	-	(1,356,059)

Distributions declared	-	-	(142,898)	(2,090,431)	-	(2,233,329)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	3,971,750	3,971,750

Balances on December 31, 2011	714,491	10,380,783	$2,100,741	$30,234,685	$7,077,061	$39,412,487

Net loss	-	-	(774,202)	(11,248,327)	(943,028)	(12,965,557)

Distributions declared	-	-	(142,898)	(2,076,157)	-	(2,219,055)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	(398,000)	(398,000)

Balances on December 31, 2012	714,491	10,380,783	$1,183,641	$16,910,201	$5,736,033	$23,829,875

Net loss	-	-	(380,510)	(5,528,393)	(627,513)	(6,536,416)

Distributions declared	-	-	(142,898)	(2,076,157)	-	(2,219,055)

Contributions/distributions, net from noncontrolling interests	-	-	-	-	(405,975)	(405,975)

Balances on December 31, 2013	714,491	10,380,783	$660,233	$9,305,651	$4,702,545	$14,668,429

(1)         For the periods presented, there are no material elements of other comprehensive income as defined by the Financial Accounting Standards Board, Accounting Standards Codification Topic 220 Comprehensive Income.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

Note 1 - Organization

NTS Realty Holdings Limited Partnership (“NTS Realty”), is a limited partnership, organized in the state of Delaware in 2003 and was formed by a merger on December 28, 2004.

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of December 31, 2013, we owned wholly, as a tenant in common with  unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties, and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia.  We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as a tenant in common with unaffiliated third parties.  Our commercial properties aggregate approximately 736,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.

The terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments with both affiliated and unaffiliated third parties or interests in properties held as a tenant in common with unaffiliated third parties.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined, by accounting standards.  Effective January 1, 2010, we adopted the provisions of Accounting Standards Update No. 2009-17 Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“FASB ASC Topic 810”).  The amendment to FASB ASC Topic 810 revises the consolidation guidance for VIEs, focusing on a qualitative evaluation of the conditions subjecting the entity to consolidation.  There have been no changes during 2013 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the year ended December 31, 2013, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interests and our properties owned as a tenant in common with an unaffiliated third party are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky.  The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company. This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary. NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively. Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our consolidated balance sheets as of December 31, 2013 and 2012.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property. The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in 2014. The building will be managed by an affiliate of NTS Development Company. We are obligated to contribute $2.6 million, for a 49% ownership interest. We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt. At December 31, 2013, we had funded approximately $0.6 million of this commitment. The joint venture has entered into a $16.5 million construction financing agreement with a bank. We are a guarantor under this agreement and are  proportionately liable for this obligation, limited to our 49% ownership interest. The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction supervision fees of 10%, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our consolidated balance sheets as of December 31, 2013 and 2012.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of December 31, 2013 or 2012.

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

Deferred compensation plans: Our Officer and Director Plans as of December 31, 2013 and 2012 reflected liabilities of approximately $1.1 million and $0.9 million, respectively, the fair market value of 154,273 and 132,022 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the years ended December 31, 2013, 2012 and 2011 totaled approximately $188,600, $576,600 and $87,300, respectively.

Mortgages and notes payable: As of December 31, 2013 and 2012, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $267.1 million and $293.1 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

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

A reconciliation of net income for financial statement purposes versus that for income tax reporting is as follows:

	Year Ended December 31,
	2013	2012
Net loss	$(5,908,903)	$(12,022,529)
Items treated differently for tax purposes:
Depreciation and amortization	6,567,163	7,291,263
Prepaid rent and other capitalized costs	(26,171)	254,180
Gain (loss) on sale/disposition of assets	44,858	100,350
Acquisition costs	(36,564)	(36,564)
Joint venture gain (loss)	78,543	(2,131,236)
Change in accounting method	-	141,148
Other	276,248	(124,478)

Taxable income (loss)	$995,174	$(6,527,866)

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

I) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  The aggregate cost of our wholly-owned properties for federal tax purposes is approximately $222.0 million at December 31, 2013.  The aggregate cost of our consolidated joint venture properties for federal tax purposes is approximately $70.3 million at December 31, 2013.  The aggregate cost of our unconsolidated investments in tenants in common properties for federal tax purposes is approximately $27.8 million at December 31, 2013.  The aggregate cost of our unconsolidated joint venture property, 600 North Hurstbourne, for federal tax purposes is approximately $17.6 million at December 31, 2013.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately as follows:

	Year Ended December 31,
	2013	2012	2011
NTS Realty	$16,200,000	$17,800,000	$17,900,000

J) Business Combinations and Acquisitions

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

K) Impairment of Long — Lived Assets

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the years ended December 31, 2013, 2012 and 2011, did not result in an impairment loss.

L) Accounts Payable and Accrued Expenses Due to Affiliates

Accounts payable and accrued expenses due to affiliates include amounts owed to NTS Development Company and/or its affiliate, NTS Management Company (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

We recognize revenue in accordance with each tenant’s lease agreement.  Certain of our lease agreements are structured to include scheduled and specified rent increases over the lease term.  For financial reporting purposes, the income from these leases are recognized on a straight-line basis over the initial lease term.  Accrued income from these leases in accounts receivable was approximately $1.3 million for each of the years ended December 31, 2013, 2012 and 2011.  All commissions paid to commercial leasing agents and incentives paid to tenants are deferred and amortized on a straight-line basis over the applicable initial or renewal lease term.

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

N) Advertising

We expense advertising costs as incurred.  Advertising expense was immaterial to us during 2013, 2012 and 2011.

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

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in land, buildings and amenities as of December 31:

	2013	2012
Land and improvements	$84,699,720	$84,251,232
Buildings and improvements	283,384,272	282,487,041
Amenities	30,446,906	30,323,958

Total land, buildings and amenities	398,530,898	397,062,231

Less accumulated depreciation	(127,700,063)	(111,678,636)

Total land, buildings and amenities, net	$270,830,835	$285,383,595

Note 5 - Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                 600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky. We own a 49% interest as a joint venture with an unaffiliated third party.

•                 700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute approximately $2.6 million for a 49% ownership interest as a joint venture with an unaffiliated third party.  At December 31, 2013, we had funded approximately $0.6  million of this commitment.

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2013 and 2012 for these properties:

	2013	2012
Summarized Balance Sheets
Land, buildings and amenities, net	$23,003,844	$16,381,730
Other, net	4,635,395	3,364,752
Total assets	$27,639,239	$19,746,482

Mortgages payable and other liabilities	$23,332,463	$9,587,404
Equity	4,306,776	10,159,078
Total liabilities and equity	$27,639,239	$19,746,482

	2013	2012
Summarized Statements of Operations
Revenue	$2,485,574	$1,411,887

Operating income (loss)	$176,395	$(157,812)

Net loss	$(279,252)	$(353,939)

Net loss attributable to investments in joint ventures	$(136,834)	$(173,430)

Contributions
600 North Hurstbourne	$371,950	$5,052,245

700 North Hurstbourne	$1,055,000	$165,100

Distributions
600 North Hurstbourne	$7,000,000	$-

700 North Hurstbourne	$-	$-

We made contributions of approximately $0.7 million and $2.6 million to our joint venture properties for the years ended December 31, 2013 and 2012, respectively.

We received distributions of approximately $3.4 million from our joint venture properties for the year ended December 31, 2013.  We did not receive any distributions from our joint venture properties for the year ended December 31, 2012.

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

Presented below are the summarized balance sheets and statements of operations for the years ended December 31, 2013 and 2012 for these properties:

	2013	2012
Summarized Balance Sheets
Land, buildings and amenities, net	$50,289,190	$53,388,802
Other, net	2,214,871	1,036,366
Total assets	$52,504,061	$54,425,168

Mortgages payable and other liabilities	$53,425,773	$55,597,106
Equity	(921,712)	(1,171,938)
Total liabilities and equity	$52,504,061	$54,425,168

	2013	2012
Summarized Statements of Operations
Revenue	$10,182,674	$9,489,901

Operating income	$1,441,228	$317,863

Net loss	$(449,774)	$(2,990,154)

Net loss attributable to investments in tenants in common	$(205,479)	$(1,663,916)

Contributions
The Overlook at St. Thomas Apartments	$-	$-

Creek’s Edge at Stony Point Apartments	$1,200,000	$-

Distributions
The Overlook at St. Thomas Apartments	$400,000	$300,000

Creek’s Edge at Stony Point Apartments	$100,000	$-

We made contributions of approximately $0.6 million to our tenants in common properties for the year ended December 31, 2013.  We did not make any contributions to our tenants in common properties for the year ended December 31, 2012.

We received distributions of approximately $0.3 million and $0.2 million from our tenants in common properties for the years ended December 31, 2013 and 2012, respectively.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero. Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our consolidated balance sheets at December 31, 2013 and 2012. The continuing net losses of Creek’s Edge at Stony Point Apartments reduced our investment to zero at December 31, 2012. Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our consolidated balance sheet at December 31, 2012. During the year ended December 31, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments and recorded the resulting asset balance on our consolidated balance sheet at December 31, 2013.

Note 7 - Mortgages and Notes Payable

Mortgages and notes payable as of December 31 consist of the following:

	2013	2012
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.67%, due September 30, 2014	$4,425,117	$8,284,214

Note payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 2.99%, maturing October 28, 2013	-	105,951

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.67%, due September 1, 2014, secured by certain land, buildings and amenities with carrying value of $15,555,073. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	19,164,602	20,196,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,586,262	768,881	1,123,399

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,545,816	10,498,507	10,737,113

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $28,084,178	25,632,035	25,954,857

	2013	2012
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.50%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $15,078,034	13,954,358	14,241,632

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.67%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $9,869,762	9,172,853	9,356,127

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $17,177,775	13,130,689	13,341,798

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $31,213,938	25,514,833	25,925,048

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,325,527	15,918,421	16,174,350

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $30,076,096	26,152,704	26,573,174

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $14,825,920	10,763,479	10,936,529

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,555,935	28,940,435	29,405,726

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,570,222	10,342,957	10,509,246

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $11,367,555	16,934,289	17,206,550

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $31,133,019	24,493,068	24,700,000

Total mortgages and notes payable	$255,807,228	$264,772,316

Our $10.0 million revolving note payable to a bank is due September 30, 2014.  As of December 31, 2013, our availability to draw on our revolving note payable was approximately $5.6 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on December 31, 2013 was approximately $267.1 million, which was determined using Level 2 measurement.

Interest paid for the years ended December 31, 2013 and 2012, was approximately $13.4 million and $13.6 million, respectively.

All but one of our mortgages may be prepaid. Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at December 31, 2013.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,	Amount
2014	$38,184,730
2015	4,293,689
2016	25,695,495
2017	3,795,030
2018	50,144,754
Thereafter	133,693,530
$255,807,228

Mortgages payable for our unconsolidated joint venture properties as of December 31 consist of the following:

	2013	2012
Construction mortgage payable to a bank for $10.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.61%, maturing December 14, 2014, paid off in 2013	$-	$9,032,551

Mortgage payable to a life insurance company in monthly installments of principal and interest, bearing fixed interest at 4.35%, maturing September 1, 2028, secured by certain buildings and amenities with a carrying value of $16,300,121 (1)	$17,181,941	$-

Construction mortgage payable to a bank for $16.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.58%, maturing July 1, 2017, secured by certain buildings and amenities under construction (2)	$3,208,483	$-

(1)   We are proportionately liable for this mortgage, limited to our 49% ownership interest.

(2)   We are a guarantor of this construction loan made to Campus Two, LLC. We are proportionately liable for the $16.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated joint venture properties at December 31, 2013 was approximately $19.6 million, which was determined using Level 2 measurement.

Mortgages payable for our unconsolidated tenants in common properties as of December 31 consist of the following:

	2013	2012
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $29,467,091 (3)	$32,569,610	$33,174,478

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $20,822,100 (4) .	$20,309,423	$21,830,408

(3)   We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(4)   We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at December 31, 2013 was approximately $58.4 million, which was determined using Level 2 measurement.  See also “Note 15 - Subsequent Events”.

Note 8 - Rental Income

NTS Realty

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2013:

For the Years Ended December 31,	Amount
2014	$5,694,128
2015	4,454,134
2016	3,814,391
2017	3,149,269
2018	2,523,554
Thereafter	3,469,713
$23,105,189

Note 9 - Related Party Transactions

Pursuant to our various management agreements, NTS Development receives fees for a variety of services performed for our benefit.  NTS Development also receives fees under separate management agreements for each of our consolidated joint venture properties, our unconsolidated joint venture properties, our properties owned as a tenant in common with unaffiliated third parties and our properties owned by our eight wholly-owned subsidiaries financed through Federal Home Loan Mortgage Corporation (“FHLMC”).  Property management fees are paid in an amount equal to 5% of the gross collected revenue from our wholly-owned properties, consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  Property management fees are paid in an amount equal to 3.5% of the gross collected revenue from our unconsolidated properties owned as a tenant in common with unaffiliated third parties.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  Construction supervision fees are generally  paid in an amount equal to 5% of the costs incurred which relate to capital improvements and significant repairs.  NTS Development receives commercial leasing fees equal to 4% of the gross rental amount for new leases and 2% of the gross rental amount for new leases in which a broker is used and for renewals or extensions.  Disposition fees are paid to NTS Development in an amount of 1% to 4% of the aggregate sales price of a property pursuant to our management agreements and up to a 6% fee upon disposition on our properties owned as a tenant in common with unaffiliated third parties under separate management agreements.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with unaffiliated third parties in exchange for a larger potential disposition fee.  NTS Development is reimbursed its actual costs for services rendered to NTS Realty.

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our consolidated statements of operations as professional and administrative expenses reimbursed to affiliates.

We were charged the following amounts pursuant to our various agreements with NTS Development for the years ended December 31, 2013, 2012 and 2011.  These charges include items which have been expensed as operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates and items that have been capitalized as other assets or as land, buildings and amenities.

	Years Ended December 31,
	2013	2012	2011
Property management fees	$3,044,000	$2,856,000	$2,725,000

Operating expenses reimbursement — property	4,339,000	4,145,000	3,997,000
Operating expenses reimbursement — multifamily leasing	778,000	811,000	776,000
Operating expenses reimbursement — administrative	1,087,000	1,125,000	1,045,000
Operating expenses reimbursement — other	76,000	151,000	216,000

Total operating expenses reimbursed to affiliates	6,280,000	6,232,000	6,034,000

Professional and administrative expenses reimbursed to affiliates	1,953,000	1,870,000	1,638,000

Construction supervision and leasing fees	194,000	176,000	208,000

Total related party transactions	$11,471,000	$11,134,000	$10,605,000

Total related party transactions with our investments in tenants in common	$1,458,000	$1,458,000	$1,295,000

Total related party transactions with our investments in joint ventures (1)	$713,000	$599,000	$585,000

(1)   Construction supervision fees at 600 North Hurstbourne and 700 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the years ended December 31, 2013, 2012 and 2011, we were charged approximately $97,000, $68,000 and $77,000, respectively, for property maintenance fees from affiliates of NTS Development.

Until May 31, 2012, NTS Development Company leased 20,368 square feet of office space in NTS Center at a rental rate of $14.50 per square foot.  Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot.  The average per square foot rental rate for similar office space in 600 North Hurstbourne as of December 31, 2013 was $22.19 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $10,000, $134,000 and $306,000 from NTS Development Company for the years ended December 31, 2013, 2012 and 2011, respectively.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $394,000 and $230,000 from NTS Development Company for the years ended December 31, 2013 and 2012, respectively.

Pluris Property Fund I, L.P. (“PPFI”), our joint venture partner, owns a 49% noncontrolling interest in Golf Brook Apartments and Sabal Park Apartments.  Pluris Property Fund II, L.P. (“PPFII”), our joint venture partner, owns a 26.5% noncontrolling interest in Lakes Edge Apartments.  PPFI and PPFII are related parties as the son-in-law of our President and CEO, Brian F. Lavin, is a member of the general partner of each of PPFI and PPFII.  See also “Note 15 - Subsequent Events”.

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

Litigation

On January 27, 2013, we received notice that a class action lawsuit captioned, Stephen Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), was filed on January 25, 2013 in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”) against us, each of the members of the board of directors of NTS Realty Capital, NTS Realty Capital, NTS Realty Partners, LLC, NTS Merger Parent, LLC (“Parent”) and NTS Merger Sub, LLC (“Merger Sub”), a subsidiary of Parent, alleging, among other things, that the board of directors of NTS Realty Capital breached fiduciary duties to our Unitholders in connection with the board’s approval of that certain Original Merger Agreement dated as of December 27, 2012 by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub.

On February 12, 2013, we received notice that another class action lawsuit captioned, R. Jay Tejera v. NTS Realty Holdings LP et al., Civil Action No. 8302-VCP, was filed on February 12, 2013 in the Court of Chancery in the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent and NTS Realty Capital, alleging, among other things, that the board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement. The complaint seeks, among other things, money damages.

On February 15, 2013, we received notice that, Gerald A. Wells v. NTS Realty Holdings LP et al., Civil Action No. 8322-VCP, a third putative Unitholder class action lawsuit, was filed on February 15, 2013 in the Court of Chancery of the State of Delaware against us, each of the members of the board of directors of NTS Realty Capital, Parent, Merger Sub and NTS Realty Capital, alleging, among other things, that the board of directors breached fiduciary duties to our Unitholders in connection with the board’s approval of the Original Merger Agreement. The complaint seeks, among other things, to enjoin the defendants from completing the merger as contemplated by the Original Merger Agreement.

On March 19, 2013, the Delaware Court consolidated the Tejera and Wells actions under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action,” and together with the Kentucky Action, the “Actions”), and appointed the law firms of Rigrodsky & Long, P.A. and Wohl & Fruchter LLP as Co-Lead Counsel for plaintiffs in the Delaware Action.

After counsel for plaintiff, Tejera, advised of his intention to join in prosecution of the Kentucky Action and plaintiffs, Tejera and Stephen and Sharon Dannis, tendered a proposed Second Amended Complaint on May 24, 2013, the parties submitted an agreed order on May 31, 2013, allowing plaintiffs to file a Second Amended Complaint, which order was entered June 7, 2013.  In contemplation of plaintiff, Tejera, joining in the prosecution of the Kentucky Action, all parties stipulated to dismissal of his claims in the Delaware Action, which stipulation was approved by the Delaware Court on June 12, 2013.  Plaintiffs, Tejera and Stephen and Sharon Dannis, thereupon served their Second Amended Class Action Complaint on June 13, 2013 and the defendants thereafter filed their motions to dismiss the Kentucky Action.

In early July 2013, the defendants proposed that the parties meet to discuss a possible resolution of the Actions, and the plaintiffs in the Kentucky and Delaware Actions agreed to do so following receipt of detailed financial information and other discovery and an opportunity to fully review and analyze such discovery.  The parties, from time to time, engaged in various settlement negotiations.  No definitive settlement was reached among the parties to the Actions prior to December 31, 2013.  See Part II, Item 8, Note 15 — Subsequent Events.

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

	Year Ended December 31, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$51,089,890	$5,634,940	$560,299	$(21,454)	$57,263,675
Tenant reimbursements	-	1,714,664	99,632	-	1,814,296

Total revenue	51,089,890	7,349,604	659,931	(21,454)	59,077,971

Operating expenses and operating expenses reimbursed to affiliates	17,711,033	2,611,427	105,408	-	20,427,868
Management fees	2,637,690	372,683	33,505	-	3,043,878
Property taxes and insurance	6,833,669	1,104,495	69,821	116,692	8,124,677
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	5,244,447	5,244,447
Depreciation and amortization	14,298,629	1,785,910	154,014	-	16,238,553

Total expenses	41,481,021	5,874,515	362,748	5,361,139	53,079,423

Operating income (loss)	9,608,869	1,475,089	297,183	(5,382,593)	5,998,548

Interest and other income	1,592,316	40,213	3,036	205	1,635,770
Interest expense	(12,773,879)	(556,678)	(211)	(380,484)	(13,711,252)
Loss on disposal of assets	(113,899)	(3,270)	-	-	(117,169)
Loss from investments in joint ventures	-	(136,834)	-	-	(136,834)
Loss from investments in tenants in common	(205,479)	-	-	-	(205,479)

Consolidated net (loss) income	(1,892,072)	818,520	300,008	(5,762,872)	(6,536,416)
Net loss attributable to noncontrolling interests	(627,513)	-	-	-	(627,513)

Net (loss) income	$(1,264,559)	$818,520	$300,008	$(5,762,872)	$(5,908,903)

Land, buildings and amenities, net	$243,306,495	$24,285,876	$3,238,464	$-	$270,830,835

Expenditures for land, buildings and amenities	$1,230,598	$496,722	$-	$-	$1,727,320

Segment liabilities from continuing operations	$240,109,663	$1,596,546	$46,999	$26,163,833	$267,917,041

	Year Ended December 31, 2012
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$49,266,340	$5,665,979	$528,223	$(23,097)	$55,437,445
Tenant reimbursements	-	1,739,763	89,094	-	1,828,857

Total revenue	49,266,340	7,405,742	617,317	(23,097)	57,266,302

Operating expenses and operating expenses reimbursed to affiliates	18,981,889	2,797,245	107,641	-	21,886,775
Management fees	2,447,581	373,885	34,445	-	2,855,911
Property taxes and insurance	6,406,736	968,968	64,610	116,692	7,557,006
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	4,155,593	4,155,593
Depreciation and amortization	15,797,316	1,849,167	162,487	-	17,808,970

Total expenses	43,633,522	5,989,265	369,183	4,272,285	54,264,255

Operating income (loss)	5,632,818	1,416,477	248,134	(4,295,382)	3,002,047

Interest and other income	88,286	1,115	-	10,837	100,238
Interest expense	(13,003,526)	(606,029)	(50)	(390,107)	(13,999,712)
Loss on disposal of assets	(162,304)	(68,480)	-	-	(230,784)
Loss from investments in joint ventures	-	(173,430)	-	-	(173,430)
Loss from investments in tenants in common	(1,663,916)	-	-	-	(1,663,916)

Consolidated net (loss) income	(9,108,642)	569,653	248,084	(4,674,652)	(12,965,557)
Net loss attributable to noncontrolling interests	(943,028)	-	-	-	(943,028)

Net (loss) income	$(8,165,614)	$569,653	$248,084	$(4,674,652)	$(12,022,529)

Land, buildings and amenities, net	$256,488,425	$25,508,566	$3,386,604	$-	$285,383,595

Expenditures for land, buildings and amenities	$2,232,072	$915,351	$-	$-	$3,147,423

Segment liabilities from continuing operations	$244,366,752	$2,205,498	$65,894	$31,096,360	$277,734,504

	Year Ended December 31, 2011
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$46,499,389	$5,810,517	$547,167	$(33,487)	$52,823,586
Tenant reimbursements	-	1,716,929	94,530	-	1,811,459

Total revenue	46,499,389	7,527,446	641,697	(33,487)	54,635,045

Operating expenses and operating expenses reimbursed to affiliates	18,945,200	2,985,313	159,019	-	22,089,532
Management fees	2,325,844	366,669	32,258	708	2,725,479
Property taxes and insurance	5,627,565	929,394	61,786	116,692	6,735,437
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	2,578,381	2,578,381
Depreciation and amortization	16,287,413	1,789,057	170,036	-	18,246,506

Total expenses	43,186,022	6,070,433	423,099	2,695,781	52,375,335

Operating income (loss)	3,313,367	1,457,013	218,598	(2,729,268)	2,259,710

Interest and other income	57,425	8,294	695	718,384	784,798
Interest expense	(13,113,076)	(589,638)	(16,039)	(426,968)	(14,145,721)
Loss on disposal of assets	(144,442)	(40,231)	(2,097)	-	(186,770)
Loss from investment in joint venture	-	(3,163)	-	-	(3,163)
Loss from investments in tenants in common	(1,846,169)	-	-	-	(1,846,169)

Consolidated net (loss) income	(11,732,895)	832,275	201,157	(2,437,852)	(13,137,315)
Net loss attributable to noncontrolling interests	(1,100,956)	-	-	-	(1,100,956)

Net (loss) income	$(10,631,939)	$832,275	$201,157	$(2,437,852)	$(12,036,359)

Land, buildings and amenities, net	$270,215,974	$26,475,891	$3,543,218	$-	$300,235,083

Expenditures for land, buildings and amenities	$3,087,225	$1,731,149	$11,587	$-	$4,829,961

Segment liabilities from continuing operations	$246,860,606	$2,743,593	$28,370	$25,335,654	$274,968,223

Note 12 - Selected Quarterly Financial Data (Unaudited)

	For the Quarters Ended
2013	March 31	June 30	September 30	December 31

Total revenues	$14,466,428	$14,701,257	$14,972,726	$14,937,560
Operating income	1,356,440	1,426,978	1,632,330	1,582,800
Loss allocated to limited partners	176,280	(2,099,200)	(2,155,905)	(2,036,672)
Loss per limited partnership unit	0.02	(0.21)	(0.20)	(0.20)

	For the Quarters Ended
2012	March 31	June 30	September 30	December 31

Total revenues	$14,041,528	$14,296,714	$14,524,874	$14,403,186
Operating income	1,059,273	1,081,815	709,217	151,742
Loss allocated to limited partners	(2,826,999)	(2,921,760)	(3,058,676)	(3,323,193)
Loss per limited partnership unit	(0.27)	(0.28)	(0.30)	(0.32)

Note 13 - Real Estate Transactions

Acquisitions

During the years ended December 31, 2013, 2012 and 2011, we did not acquire any properties.

Dispositions

During the years ended December 31, 2013, 2012 and 2011, we did not dispose of any properties.

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

During the years ended December 31, 2013, 2012 and 2011, each Participant elected to defer receipt of the annual equity bonus.  The Participant’s accounts were credited with 14,112, 9,882 and 18,179 phantom units during the years ended December 31, 2013, 2012 and 2011, respectively, including dividend reinvestment.  As of December 31, 2013 and 2012, liabilities of approximately $506,300 and $392,200, the fair market value of 68,886 and 54,774 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

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

During the years ended December 31, 2013, 2012 and 2011, each Participant elected to defer receipt of some or all of his annual retainer, except for one Participant who elected to be paid the annual equity bonus in cash.  The Participant’s accounts were credited with 8,139, 16,531 and 16,299 phantom units during the years ended December 31, 2013, 2012 and 2011, respectively, including dividend reinvestment.  As of December 31, 2013 and 2012, liabilities of approximately $627,600 and $553,100, the fair market value of 85,387 and 77,248 of our units, respectively, were included in our “Other Liabilities”.  The obligation is recorded as a liability because no units will be issued in connection with this plan.  The obligation amount may vary according to the market value of our units.

Compensation expense for 2013, 2012 and 2011 under the Officer and Director Plans totaled approximately $188,600, $576,600 and $87,300, respectively.

See also Note 15 - Subsequent Events.

Note 15 - Subsequent Events

Litigation

On February 4, 2014, NTS Realty, together with the other defendants in the Actions (described in Note 10 - Commitments and Contingencies), entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Agreement”).  On February 5, 2014, the Court granted its preliminary approval of the Settlement Agreement.  Subject to satisfaction of the conditions set forth in the Settlement Agreement, the Settlement Agreement provides for the full and complete compromise, settlement, release and dismissal of the Actions.  In accordance with the terms of the Settlement Agreement, on February 25, 2014, NTS Realty and NTS Realty Capital entered into that certain Agreement and Plan of Merger dated as of February 25, 2014 (the “Merger Agreement”) with NTS Merger Parent, LLC (“Parent”), a Delaware limited liability company controlled by Messrs. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, and NTS Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company and wholly-owned subsidiary of Parent.  See “Going Private Transaction, Merger Agreement and Settlement Agreement” below.

Going Private Transaction, Merger Agreement and Settlement Agreement

On February 25, 2014, NTS Realty and NTS Realty Capital entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Parent and Merger Sub.  The Merger Agreement was entered into in accordance with the terms of that certain Stipulation and Agreement of Compromise, Settlement and Release dated as of February 4, 2014 (the “Settlement Agreement”) entered into in the matter Stephen J. Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452, pending in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”).  The Settlement Agreement provides, subject to satisfaction of the conditions set forth therein, for the full and complete compromise, settlement, release and dismissal of the Kentucky case as well as the class action lawsuit pending in the Delaware Court of Chancery under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (collectively, such actions are the “Actions”).

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to the terms of the Merger Agreement; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be cancelled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award, if any, payable to the named plaintiffs in the case, as awarded by the Court.

Immediately prior to the effective time of the merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by “phantom units” pursuant to the Director Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $789,830 (representing 85,387 phantom units outstanding as of December 31, 2013 multiplied by the gross Merger Consideration of $9.25 per Unit) is expected to be paid to the non-employee directors of NTS Realty Capital. At the effective time of the merger, the compensation deferred by each officer of NTS Realty Capital and represented by “phantom units” pursuant to the Officer Plan will remain deferred pursuant to the Officer Plan, will not be converted to Units at the effective time of the merger and will remain subject to the terms of the Officer Plan.  See Part II, Item 8, Note 14 - Deferred Compensation Plans.

Consummation of the merger is subject to the satisfaction (or waiver) of certain conditions including among others:

•                  approval of the Merger Agreement by the holders of a majority of our outstanding Units; and

•                  the Court granting its final approval of the Settlement Agreement.

With respect to approval of the Merger Agreement by holders of a majority of our outstanding Units, it is expected that Messrs. Nichols, Lavin and their affiliates, acting by written consent, will vote their Units in favor of the Merger Agreement.  Messrs. Nichols, Lavin and their affiliates collectively own approximately 6,865,853 Units, representing approximately 61.9% of our issued and outstanding Units and approximately 59.3% of our aggregate voting power.  Accordingly, no other vote of our Unitholders is expected due to this representing over a majority of our outstanding Units.

Pursuant to the terms of the Settlement Agreement, the Settlement Agreement will not be finally approved by the Court until, among other things, the Court has (1) the Court has finally certified the members of the class under the Actions; (2) the Court, after holding of a final fairness settlement hearing (scheduled to be held on April 24, 2014), has entered its Order and Final Judgment approving the material terms of the Settlement Agreement (including finding that the terms and conditions of the Settlement Agreement are fair, reasonable, adequate, and in the best interests of the class) and such order and judgment shall have become final and non-appealable; (3) the Court has approved various releases among the plaintiffs, the class members and the defendants (and their affiliates); (4) orders dismissing the Actions with prejudice have become final and are no longer subject to appeal; and (5) the merger has become effective.

If the merger is completed pursuant to the terms of the Merger Agreement, then all holders of Units (other than Messrs. Nichols and Lavin and their affiliates) will receive, in cash per Unit, the Merger Consideration.  As a result of the merger, NLP’s limited partners, other than Messrs. Nichols and Lavin and their affiliates, will no longer have an equity interest in us, our Units will cease to be listed on the NYSE MKT, and the registration of our Units under Section 12 of the Securities Exchange Act of 1934, as amended, will be terminated.  As such, the merger transaction is sometimes referred to as a “going private transaction.”

The Merger Agreement may be terminated for various reasons including if the merger is not consummated by September 30, 2014.  NTS Realty expects to satisfy the conditions of the Merger Agreement and the Settlement Agreement during the first half of 2014; however, there can be no assurance that the Merger Agreement and the Settlement will be consummated on the terms described herein or at all.

Financing of the Merger Consideration

In connection with the going private transaction, it is expected that the funds necessary to consummate the merger pursuant to the Merger Agreement will be approximately $41.7 million, consisting of the payment of aggregate Merger Consideration as well as certain transaction fees and expenses.  At or prior to the effective time of the merger, Parent and Merger Sub, or their affiliates, will deposit with Wells Fargo Shareowner Services, as paying agent, the funds necessary to pay the aggregate Merger Consideration.  The paying agent will hold such consideration in trust pending disbursement as provided in the Merger Agreement.

The obligations of Parent and Merger Sub to consummate the merger are not subject to any financing conditions or contingencies.  Parent and Merger Sub expect that the funds necessary to consummate the merger and related transactions will be funded from a variety of sources, including available cash and various debt financings.

It is expected that up to $4 million, in cash, will be available from Messrs. Nichols and Lavin (or their affiliates).  Additionally, it is expected that approximately $6 to $10 million will be available as a result of NTS Realty increasing the maximum availability under its existing line of credit from $10 million to $16 million on substantially the same terms as currently provided to NTS Realty under the existing line of credit.  The exact amount of funds that may be drawn on the line of credit to pay Merger Consideration will depend upon the amount of loans outstanding under the increased line of credit at the time the Merger Consideration is to be deposited with the paying agent.  NTS Realty has not received a written commitment from the bank to increase the availability under the line of credit.

                Further, it is expected that certain NTS Realty properties will be refinanced or further leveraged by loans from various lenders.  It is expected that these loans will provide up to $36 million in available cash.  The loans will be collateralized by mortgages on the respective properties.  The anticipated term of such loans is expected to be no less than seven years, and it is expected that the loans will be provided at rates of interest ranging from 4.2% to 5.75% per annum with 30-year amortization schedules.  Additionally, in connection with these loans, it is anticipated that Mr. Nichols may be required to issue certain personal guarantees pursuant to which Mr. Nichols would guaranty losses (if any) incurred by the lender(s) as a result of NTS Realty’s failure to perform certain covenants expected to be contained in the loan agreements.  Under such guarantees, in the event of an occurrence of certain covenant breaches, Mr. Nichols could be liable for the full value of the loan.

At the time of filing this Form 10-K, there are no written commitments or definitive loan documents evidencing any of the above financings.  Accordingly, actual terms of any financings may differ from those described above.  In additional, Parent, Merger Sub or their affiliates may obtain financing from different sources in amounts and on terms that may vary from those described above.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2013, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2013.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our business is managed under the direction and oversight of our managing general partner’s board of directors (the “Board of Directors”).  Below is a list of the names, ages, positions held and term of office of each director and executive officer of NTS Realty Capital as well as a description of each person’s background and business experience and, for each director, the specific experience, qualifications, attributes and skills that led to the conclusion that such director should serve as a member of the Board of Directors:

Name	Age	Position with NTS Realty Capital	Director Since
J.D. Nichols	72	Chairman	2004
Brian F. Lavin	60	Director and President and Chief Executive	2004
Mark D. Anderson	58	Director	2004
John P. Daly, Sr.	55	Director	2004
John S. Lenihan	57	Director	2004
Gregory A. Wells	55	Chief Financial Officer and Executive Vice President	N/A

J. D. Nichols, 72.  J. D. Nichols is Chairman of NTS Corporation, its subsidiaries and affiliates, including the Board of Directors of NTS Realty Capital.  He graduated from the University of Louisville School of Law in 1964 and conducted his undergraduate studies at the University of Kentucky with a concentration in accounting, marketing, business administration, and finance.  Mr. Nichols began his career in construction and real estate development in 1965, and since then has overseen the development of more than 8,000 acres of land and 7,000,000 square feet of office, residential, commercial, and industrial construction, throughout the southeastern United States.

Mr. Nichols is active in many civic and charitable organizations including the University of Louisville, where he served as a member of the Board of Trustees, the Executive Committee of the Board of Trustees, the Board of Overseers, and the University of Louisville Foundation.  Reflecting his commitment to quality education in Kentucky, Mr. Nichols served as Chairman of the Kentucky Council on School Performance Standards, which was charged with the responsibility for development of the academic agenda incorporated into the Kentucky Education Reform Act (“KERA”); a program which has been recognized nationally for innovation in education reform.  Mr. Nichols also served on the Steering Committee of the Kentucky Education Technology System, which was created by KERA, and charged with development of a statewide computerized information system linking Kentucky’s public schools.  He is a past member and chairman of the Council for Education Technology, a past member of both the Prichard Committee for Academic Excellence and the Partnership for Kentucky Schools, and is a lifetime member of the President’s Society of Bellarmine College.

Mr. Nichols was inducted into the Junior Achievement Kentuckiana Business Hall of Fame in 1989, is a past director and member of the Executive Committee of Greater Louisville Inc., has served on the Governor’s Council on Economic Development, the Board of Directors of both Actors Theater of Louisville and Kentucky Opera, and several other community organizations.  Mr. Nichols was a longtime member of the board of the Louisville Regional Airport Authority, serving as both vice-chairman and chairman during his tenure. He was also one of the catalysts behind the major expansion of Louisville International Airport and United Parcel Service’s (UPS) decision to expand their hub and remain in Louisville. In addition, Mr. Nichols was instrumental in the development of Metropolitan College - a program that pays for college or post-high school technical training when combined with part-time jobs at UPS.

We believe Mr. Nichols has the depth and breadth of experience to implement our business strategy, with over 45 years of experience in real estate construction and development.  Further, as Chairman of the Board and a director of NTS Corporation, its subsidiaries and affiliates, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of Directors.

Brian F. Lavin, 60.  Mr. Lavin has served as the president and chief executive officer of each of NTS Realty Capital and NTS Realty Partners, LLC, as well as a director of NTS Realty Capital, since their formation in 2004.  Mr. Lavin also has served as the president of NTS Corporation and NTS Development Company since June 1997 and as president of NTS Mortgage Income Fund from 1999 until its liquidation in 2012.  Mr. Lavin was a director of NTS Mortgage Income Fund from 1999 to 2008.  He is a licensed real estate broker in Kentucky and certified property manager.  Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council.  He has served on the boards of directors of the Louisville Science Center, Louisville Ballet, Greater Louisville, Inc., National Multi-Housing Council, Louisville Apartment Association, Louisville Olmstead Parks Conservancy, Inc., and currently serves on the board of overseers for the University of Louisville.  Mr. Lavin has a bachelor’s degree in business administration from the University of Missouri.

With over 30 years of commercial real estate experience, we believe Mr. Lavin is well qualified to serve on the Board of Directors. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies.  In addition, with prior experience as an executive officer of a real estate development company, we believe Mr. Lavin is able to direct the attention of the Board of Directors to the critical issues we face.  Further, as a director of NTS Realty Capital, its subsidiaries and affiliates, he has an understanding of the requirements of serving on a public company board.

Mark D. Anderson, 58.  Mr. Anderson has served as an independent director on NTS Realty Capital’s Board of Directors and as the chairperson of the audit committee since December 2004.  Mr. Anderson is the managing member of Anderson Real Estate Capital, LLC, organized by Mr. Anderson in March 2010.  Mr. Anderson’s firm provides commercial real estate consulting services and construction and permanent market commercial real estate loans to clients established during his previous twelve years as a commercial real estate banker.  From June 2003 to October 2009, Mr. Anderson was senior vice president and region manager for Integra Bank, managing their Louisville, Lexington and Indianapolis commercial real estate lending operations.  Prior to joining Integra, Mr. Anderson was vice president and market manager of U.S. Bank’s commercial real estate division in Louisville.  Mr. Anderson has originated investment commercial real estate loans in numerous states and offices under his direction have originated mortgage loans totaling in excess of $1.0 billion.  Mr. Anderson’s prior experience also includes six years with Paragon Group, a national real estate development and management company headquartered in Dallas, Texas, as Midwest regional controller.  Mr. Anderson graduated from Illinois State University in 1978 with a B.S. in Accounting and passed the Uniform Certified Public Accountant examination in 1979.

We believe Mr. Anderson has the experience necessary to assist us in implementing our business strategy as a result of his leadership at Anderson Real Estate Capital, LLC, Integra Bank and U.S. Bank.  Mr. Anderson also has over 25 years of investment experience in the commercial real estate industry.

John P. Daly, Sr., 55.  Mr. Daly has served as an independent director on NTS Realty Capital’s Board of Directors since December 2004.  Mr. Daly is Vice President and Associate General Counsel of YUM! Brands, Inc. (“Yum”), the parent of KFC, Taco Bell and Pizza Hut.  He has held this position since 2011.  From 1997 to 2010, Mr. Daly served as Corporate Counsel and Assistant Secretary of Yum.  Prior to attending law school, he earned his CPA and worked as an accountant for Ernst Whinney.  Mr. Daly serves on the board of Maryhurst in Louisville, Kentucky and is active supporting Holy Angels Academy in Louisville and Midtown Center for Boys in Chicago.  Mr. Daly holds a B.B.A. Degree in Accounting and a J.D. from the University of Notre Dame.

We believe Mr. Daly is well qualified to serve on the Board of Directors as a result of his experience as Vice President, Associate General Counsel and Assistant Secretary of a Fortune 500 New York Stock Exchange-listed company.

John S. Lenihan, 57.  Mr. Lenihan has served as an independent director on NTS Realty Capital’s Board of Directors since December 2004.  He is the founder and managing partner of John Lenihan Properties (“JLP”).  Formed in 1982, JLP develops and manages industrial warehouse properties around the Louisville International Airport.  In addition, Mr. Lenihan is a licensed real estate agent, actively engaged in both residential and commercial brokerage services.  He is also founder of Lenihan / Sotheby’s International Realty.  Mr. Lenihan graduated from Centre College in 1979 and in 1980 graduated from Manufacturer Hanover Trust Credit Analysis at New York University.  He also attended the University of Louisville Graduate Business School from 1992-1993.

We believe Mr. Lenihan is well qualified to serve on the Board of Directors as a result of 30 years of experience in the commercial real estate industry, as well as his experience founding and leading JLP.

Gregory A. Wells, 55.  Mr. Wells has served as the chief financial officer and executive vice president of NTS Realty Capital and as executive vice president of NTS Realty Partners, LLC since January 2005.  Mr. Wells served as chief financial officer and senior vice president of NTS Realty Capital and senior vice president of NTS Realty Partners, LLC from the time of their formation until December 2004.  He has also served as senior vice president for NTS Corporation, its subsidiaries and affiliates from July 1999 through December 2004.  Mr. Wells is currently chief financial officer and executive vice president for NTS Corporation and its subsidiaries and affiliates.  Mr. Wells served as the chief financial officer, secretary and treasurer of the NTS Mortgage Income Fund, Inc. from June 2007 until its liquidation in 2012.  Mr. Wells served as a director of the Hilliard Lyons Government Fund, Inc., served on its audit committee and was chair of the corporation’s nominating and governance committee from December 2005 to July 2010.  Mr. Wells is a certified public accountant, a member of the American Institute of Certified Public Accountants, the Virginia CPA Society, Kentucky Society of CPA’s, and Financial Executives International.  Mr. Wells holds a bachelor’s degree in business administration from George Mason University.  He currently serves on the Board of the Lincoln Heritage Boy Scout Council.  Mr. Wells previously served on the Board of Directors of The Family Place and chaired its building committee.  In 2009, Mr. Wells received a CFO of the Year Award from Business Journal Publications, Inc.  Mr. Wells was nominated to receive a 2011 CFO of the Year Award from Business Journal Publications, Inc.  Prior to joining NTS, Mr. Wells served as Senior Vice President and Chief Financial Officer of Hokanson Companies, Inc. an Indianapolis-based property management and development firm.  Prior to that Mr. Wells was the Chief Operating Officer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc.

Each executive officer of NTS Realty Capital is appointed annually by the Board of Directors and serves until the earlier of the time a successor is elected by the Board of Directors or his or her resignation or removal.  There are no family relationships between any director and executive officer of NTS Realty Capital.

Director Independence

As required by our governing documents and NYSE MKT requirements, a majority of the Board of Directors must be “independent.”  According to guidelines adopted by the Board of Directors, a director will not be considered independent if, within the last three years:

•                  we employed the director as an executive officer for more than one year or as an employee for any period;

•                  a member of the director’s immediate family was an executive officer;

•                  the director or an immediate family member received more than $120,000 per year in direct compensation from us (excluding amounts paid in the form of director and committee fees);

•                  the director or an immediate family member was a current partner of our external auditor or was a partner or employee of our predecessors’ external auditor during the past three years;

•                  one of our executive officers serves or served on the compensation committee of another company that employs the director as an executive officer or that employs an immediate family member of the director as an executive officer;

•                  the director was an executive officer or employee, or an immediate family member was an executive officer or employee, of a company that made payments to, or received payments from, us which exceeded the greater of 5% of the company’s gross revenues for that year or $200,000 in any of the most recent three fiscal years; or

•                  the director was affiliated, directly or indirectly, with NTS Development Company, or any of its affiliates, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or as an officer or director of NTS Development Company or any of its affiliates.

In accordance with the above requirements, the Board of Directors has determined that the following directors are “independent” — Messrs. Anderson, Daly and Lenihan.

Committees of the Board of Directors

Audit Committee - The Board of Directors has formed a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The audit committee, comprised of our three independent directors, Messrs. Anderson, Daly and Lenihan, assists the Board of Directors in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of the independent registered public accountants; (4) the performance of our internal audit function and independent registered public accountants; (5) the accounting and financial reporting processes and systems of internal accounting; and (6) the evaluation of our risk issues.  The Board of Directors has determined that Mr. Anderson qualifies as an “audit committee financial expert” as defined by the SEC and that each member of the committee is independent in accordance with the standards set forth in the Audit Committee’s Charter and the NYSE MKT’s corporate governance rules.

Special Committee - In addition to the audit committee, in 2013, the Board of Directors had a Special Committee.  The Special Committee was formed in September 2012 to consider a proposal we received on August 21, 2012 from Mr. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, to acquire all of our outstanding Units excluding, those Units beneficially owned by them, for $5.25 per Unit, in cash.  Messrs. Anderson (Chairman), Lenihan and Daly served on the Special Committee.  From September 2012 to December 2013, the Special Committee, among other things, analyzed, evaluated and negotiated the initial going private offer and potential alternative transactions as well as the Original Merger Agreement and the Settlement Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires each of NTS Realty Capital’s directors and officers as well as all individuals beneficially owning more than 10% of our Units to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our Units with the SEC.  (For the identity of individuals known to us to beneficially own more than 10% of our Units, see disclosures made under “Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” hereof).  These officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all such forms they file.  Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2013, or written representations that no additional forms were required, we believe that all of such officers and directors and persons that beneficially own more than 10% of our outstanding Units complied with these filing requirements in 2013.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors and officers.  The Code of Conduct establishes policies and procedures that the board believes promote the highest standards of integrity, compliance with the law and personal accountability.  Our Code of Conduct is posted on our website at www.ntsdevelopment.com.  In addition, a printed copy of the Code of Conduct is available to any of our limited partners at no cost by writing us at 600 North Hurstbourne Parkway, Suite 300, Louisville, Kentucky 40222, Attention: Rita Martin, Manager of Investor Services.

ITEM 11 — EXECUTIVE COMPENSATION

Executive Compensation

Board of Directors Report on Compensation

The following report of the Board of Directors does not constitute “soliciting material” and should not be deemed “filed” with the SEC or incorporated by reference into any other filing we make under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically incorporate this report by reference therein.

NTS Realty’s Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”). Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board has approved that the CD&A be included herein.

The Board of Directors
Mark D. Anderson
John P. Daly
Brian F. Lavin
John S. Lenihan
J.D. Nichols

Compensation Discussion and Analysis

As is commonly the case with publicly traded limited partnerships, we are managed by the directors and officers of our managing general partner, NTS Realty Capital.  In addition, NTS Development Company, or its affiliate, NTS Management Company, both affiliates of our managing general partner, manage our real properties pursuant to the terms of various management agreements with us.  All of our property management personnel are employees of NTS Development Company.  These officers and employees are compensated for their services by NTS Development Company, in part for their service to us, but do not receive any compensation directly from us.  We reimburse NTS Development Company for a portion of the compensation it pays to its officers and employees, except Messrs. Nichols and Lavin, based on the amount of time they spend on our behalf.  Pursuant to the terms of our partnership agreement, Messrs. Nichols and Lavin receive no compensation from either NTS Development Company or us for services rendered on our behalf.  During 2013, we reimbursed NTS Development Company an aggregate of approximately $244,789 with respect to the compensation it paid to Mr. Gregory Wells, NTS Realty Capital’s only executive officer other than Mr. Lavin.

If we determine to compensate directly the named executive officers of our managing general partner in the future, the Board of Directors will review all forms of compensation and approve any and all Unit option grants, warrants, Unit appreciation rights and other current or deferred compensation payable with respect to the current or future value of our Units.

Executive Officers

Each executive officer of NTS Realty Capital is appointed annually by the Board of Directors and serves until the earlier of the time a successor is appointed or his or her resignation or removal.  The executive officers may be terminated at any time.  For information concerning the background and business experience of Messrs. Lavin and Wells, see information included in “Part III, Item 10 — Directors, Executive Officers and Corporate Governance” herein.

Compensation Committee Interlocks and Insider Participation

None of our managing general partner’s officers, or the officers or employees of our affiliates, participated in the deliberations of the Board of Directors concerning executive officer compensation during the year ended December 31, 2013.  In addition, during the year ended December 31, 2013, none of our managing general partner’s executive officers served as a director or a member of the compensation committee of any other entity that has one or more executive officers serving as a member of our managing general partner’s board of directors.

Independent Director Compensation

During 2013, each of our independent directors received $36,000 in compensation, either in cash, Units or a combination of both.  Each independent director was allowed to decide how to receive his compensation and agreed to such terms for a period of one year.  The independent directors who chose to receive Units elected to defer receipt of those Units until a later date.  The chairperson of our audit committee, Mr. Anderson, received an additional $10,000 cash fee for service as Chair of the Audit Committee.  In addition, each independent director was reimbursed by us for any out-of-pocket expenses in connection with attending meetings of the board or audit committee.  Messrs. Lavin and Nichols, our managing general partner’s non-independent directors, are not entitled to any compensation for their service on the Board.

In September 2012, the Board of Directors formed a special committee of the board (the “Special Committee”) to consider a proposal we received on August 21, 2012 from Mr. J.D. Nichols, our founder and Chairman, and Mr. Brian Lavin, our President and Chief Executive Officer, to acquire all of our outstanding Units, excluding those Units beneficially owned by them, for $5.25 per Unit, in cash.  Messrs. Anderson (Chairman), Lenihan and Daly served on the Special Committee.  The Special Committee, among other things, analyzed, evaluated and negotiated the initial going private offer and potential alternative transactions as well as the Original Merger Agreement and the Settlement Agreement.  As compensation for serving on the Special Committee, from September 2012 to December 2013, each member of the Special Committee received compensation of $500 per meeting of the Special Committee.  Also commencing September 12, 2012 and ending in December 2013, Mr. Anderson received compensation of $6,500 per month for service as chairman of the Special Committee and Messrs. Lenihan and Daly each received compensation of $5,000 per month for service as members of the Special

Committee. During 2013, Messrs. Anderson, Lenihan and Daly and were paid $80,000, $63,500 and $63,000, respectively, for their service on the Special Committee.

The following table further summarizes compensation paid to the independent directors during 2013:

	Fees Earned in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Anderson (2)	126,000	-	-	-	-	-	126,000
John Daly (2)	99,500	-	-	-	-	-	99,500
John Lenihan (2)	63,000	36,000	-	-	-	-	99,000

(1)

Pursuant to the NTS Realty Capital Directors Deferred Compensation Plan, Mr. Lenihan deferred receipt of some or all of our Units in 2013 until the earliest of: (1) the date of his death; (2) the date he becomes “disabled” (as that term is defined in Section 409A(a)(2)(C) of the Internal Revenue Code of 1986, as amended (the “Code”)); or (3) the date that is thirty (30) days, or six (6) months if required by Section 409A(a)(2)(B)(i) of the Code, after the date of his “separation of service” (as that term is defined in Section 409A(a)(s)(A)(i) of the Code). During 2013, Mr. Anderson and Mr. Daly chose to receive all of their director compensation in cash.

(2)	Amount of fees earned also includes fees paid pursuant to service on the Special Committee as discussed in this section, “Independent Director Compensation.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Unit Holders

Limited Partnership Units Owned by Certain Beneficial Owners and Management

The following table shows, as of February 28, 2014 the amount of Units beneficially owned by: (1) persons that beneficially own more than 5.0% of our outstanding Units; (2) each of the directors and executive officers of NTS Realty Capital; and (3) the directors and executive officers of NTS Realty Capital as a group.

Name (1)	Amount Beneficially Owned		Deferred Units (2)	Percentage Beneficially Owned
Mark D. Anderson	-		12,510	*
John P. Daly	1,000		26,733	*
Brian F. Lavin	17,966	(3)	11,554	*
John S. Lenihan	-		46,687	*
J.D. Nichols	6,847,887	(4)	-	61.72	% (4)
Gregory A. Wells	1,000		11,554	*
NTS Realty Capital, Inc.	-		-	*
NTS Realty Partners, LLC	714,491	(5)	-	6.44	% (5)
All directors/executive officers	6,867,853	(6)	109,038	62.88	% (6)

*Less than one percent (1%)

(1)	The address for each of the persons and entities listed above is: 600 North Hurstbourne Parkway, Suite 300, Louisville, Kentucky 40222.

(2)

Pursuant to the NTS Realty Capital Directors Deferred Compensation Plan, Mr. Lenihan deferred receipt of some or all of our Units in 2013. Pursuant to the NTS Realty Capital Officers Deferred Compensation Plan, our managing general partner’s executive officers deferred the receipt of Units that the board of directors granted to them during 2007-2013 as additional compensation for their services. In general, receipt of these Units are deferred until the earliest of: (i) the date of the holder’s death; (ii) the date the holder becomes “disabled” (as such term is defined in Section 409A(a)(2)(C) of the Internal Revenue Code of 1986, as amended (the “Code”)); or (iii) the date that is thirty (30) days, or six (6) months if required by Section 409A(a)(2)(B)(i) of the Code, after the date of the holder’s “separation of service” (as such term is defined in Section 409A(a)(2)(A)(i) of the Code) from our managing general partner. At that time, our managing general partner’s board of directors may provide the holder with Units or the equivalent value in cash. During 2013, Mr. Anderson and Mr. Daly chose to receive all of their director compensation in cash.

(3)	These Units are owned directly by Brickwood, LLC, of which Mr. Lavin is the manager.

(4)

These Units are owned of record by Mr. Nichols and certain of his affiliates, including Zelma Nichols (his spouse), Kimberly Ann Nichols (his daughter), trusts for the benefit of his children and other descendants, ORIG, LLC (of which he is the manager), Ocean Ridge Investments, Ltd. (of which he is sole director of its general partner), BKK Financial, Inc. (the general partner of Ocean Ridge Investments, Ltd., owned by Mr. Nichols and Kimberly Nichols), and NTS Realty Partners, LLC (of which he is the manager).

(5)	The Units owned of record by NTS Realty Partners, LLC are non-voting Units.

(6)	If all of the deferred Units were issued (109,038 in total), the directors and executive officers would beneficially own 6,976,891 Units, which is 62.88% of the total Units outstanding.

Change in Control

There is no arrangement known to NTS Realty at this time, including any pledge of NTS Realty’s securities by any person, the operation of which may result in a change in control of NTS Realty.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

In 2005 and 2009 the independent directors engaged an independent nationally recognized real estate expert (the “Expert”) to assist them in their review of the various management agreements between us and NTS Development.  The Expert made suggestions as to the types and amounts of fees and reimbursements to be included in the management agreements and assisted in the drafting and amending of the management agreements.  The management agreements in effect at December 31, 2013 renew annually unless terminated pursuant to their terms.  The independent directors review the management agreements periodically.

Beginning June 1, 2012, NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.50 per square foot.  The average per square foot rental rate for similar office space in 600 North Hurstbourne as of December 31, 2013 was $22.19 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $10,000 from NTS Development Company for the year ended December 31, 2013.

On December 27, 2012, we entered into the Original Merger Agreement with NTS Realty Capital, NTS Merger Parent, LLC (“Parent”), an entity controlled by our founder and Chairman, J.D. Nichols, and our President and Chief Executive Officer, Brian F. Lavin, and NTS Merger Sub, LLC (“Merger Sub”, and together with Mr. Nichols, Mr. Lavin, Parent and certain of their respective affiliates, the “Purchasers”), a wholly-owned subsidiary of Parent.  The Original Merger Agreement contemplated that Merger Sub would have merged with and into us and we would have continued as the surviving entity.  If the merger contemplated by the Original Merger Agreement would have been consummated, after the Merger, all of our Units other than Units owned by the Purchasers, would have been cancelled and converted automatically into the right to receive a cash payment equal to $7.50 per Unit.  The Original Merger Agreement, however, was terminated by the Special Committee on October 18, 2013 and the merger was not completed.

On February 25, 2014, NTS Realty and NTS Realty Capital entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent and Merger Sub.  The merger contemplated by the Merger Agreement is being undertaken in accordance with the terms of that certain Stipulation and Agreement of Compromise, Settlement and Release dated as of February 4, 2014 (the “Settlement Agreement”) entered into in the matter Stephen J. Dannis, et al. v. J.D. Nichols, et al., Case No. 13-CI-00452 (the “Kentucky Action”), pending in Jefferson County Circuit Court of the Commonwealth of Kentucky (the “Court”).  The Settlement Agreement provides, subject to satisfaction of the conditions set forth therein, for the full and complete compromise, settlement, release and dismissal of the Kentucky Action as well as the class action lawsuit pending in the Delaware Court of Chancery under the consolidated case caption of In re NTS Realty Holdings Limited Partnership Unitholders Litigation, Consol. C.A. No. 8302-VCP (the “Delaware Action” and with the Kentucky Action, the “Actions”).

The Court granted its preliminary approval of the Settlement Agreement on February 5, 2014.  Completion of the merger, however, is conditioned upon satisfaction of conditions set forth in the Merger Agreement and the Settlement Agreement.  One such condition is that the Court hold a final fairness settlement hearing and, after holding such hearing, grant its final approval of the Settlement Agreement.  Additionally, the Merger Agreement provides that it may be terminated for various reasons including if the conditions for completing the merger are not satisfied on or before September 30, 2014.  There can be no assurance that the conditions to the completion of the merger, many of which are out of our control, will be satisfied by the September 30, 2014 deadline, if at all.

If the merger is completed, Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity and, at the closing of the merger, each of our outstanding Units (other than those Units owned by the Purchasers) will be cancelled and converted automatically into the right to receive, in cash, consideration equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award, if any, payable to the named plaintiffs in the case, as awarded by the Court.  At or prior to the effective time of the merger, Parent and Merger Sub, or their affiliates, will pay the aggregate merger consideration (estimated to be $41 million) to Wells Fargo Shareowner Services, as paying agent of the merger consideration.

If the merger is completed under the terms of the Merger Agreement, after the merger, NTS Realty would be owned by the Purchasers and would become a privately-owned company.  Additionally, our Units would be de-listed from trading on the NYSE MKT and the registration of our Units under Section 12 of the Exchange Act would be terminated.

Policies and Procedures with Respect to Related Party Transactions

Our partnership agreement provides that each contract or transaction that we enter into with our managing general partner or its affiliates must be on terms no less favorable to us than those generally being provided to or available from third parties.  In general, no such contract or transaction may be effective until after the material terms of the contract or transaction are disclosed to, or are known by, our managing general partner’s board of directors and the board authorizes the contract or transaction by the affirmative vote of a majority of the board’s independent directors.

Director Independence

As required by our governing documents and NYSE MKT requirements, a majority of our Board of Directors are “independent.”  Our independent directors include Messrs. Anderson, Daly and Lenihan.  Our audit committee is comprised solely of our independent directors.  Additionally, the Special Committee was comprised solely of our independent directors.  For more information concerning our directors, Board of Director committees and director independence standards, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance” herein.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accountants

The following table presents fees for professional services rendered by BKD, LLP for audit of our financial statements for years ended December 31, 2013 and 2012, together with tax services performed by Ernst & Young LLP for the years ended December 31, 2013 and 2012, respectively.

	Fiscal Year Ended December 31,
Description	2013	2012
Audit Fees (1)	$271,500	$265,500
Audit Related Fees (2)	-	-
Tax Fees (3)	140,000	140,000
All Other Fees (4)	-	-

TOTAL	$411,500	$405,500

(1)

Audit fees include fees associated with the annual audit of our financial statements, as well as the review of quarterly reports on Form 10-Q. Audit fees also include fees associated with audit requirements related to various registration statement filings.

(2)	Audit related fees include fees paid for planning in connection with Section 404 of the Sarbanes-Oxley Act.

(3)	Tax fees include fees paid to Ernst & Young LLP for tax planning, tax return preparation and related tax assistance.

(4)	There were no other services or fees provided.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by BKD, LLP and Ernst & Young LLP, and actively monitors the relationship between audit and non-audit services provided by BKD, LLP.  The audit committee concluded that all services rendered by BKD, LLP and Ernst & Young LLP to us during the years ended December 31, 2013 and 2012, respectively, were consistent with maintaining BKD, LLP and Ernst & Young LLP’s independence.  Accordingly, the audit committee has approved all such services provided by BKD, LLP and Ernst & Young LLP.  As a matter of policy, we will not engage our primary independent registered public accountants for non-audit services other than “audit related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.

Under the policy, the audit committee must pre-approve all services provided by the company’s independent registered public accountants and the fees charged for these services including an annual review of audit fees, audit related fees, tax fees and other fees with specific dollar value limits for each category of service.  During the year, the committee will periodically monitor the levels of fees charged by BKD, LLP and compare these fees to the amounts previously approved.  The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1 - Financial Statements

The financial statements along with the report from BKD, LLP dated March 14, 2014, appear in Part II, Item 8.  The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	79
Schedule II — Valuation and Qualifying Accounts	80
Schedule III — Real Estate and Accumulated Depreciation	81-82

All other schedules have been omitted because they are not applicable, are not required or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTSProperties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

2.03	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Merger Parent, LLC and NTS Merger Sub, LLC dated December 27, 2012 (and terminated October 18, 2013)	(18)

2.04	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Merger Parent, LLC and NTS Merger Sub, LLC, dated February 24, 2014	(20)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

Exhibit No.
10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filing, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

10.21	Voting and Support Agreement dated as of December 27, 2012 by and among J. D. Nichols, Brian Lavin, NTS Realty Capital, Inc., NTS Realty Partners, LLC, ORIG, LLC, Ocean Ridge Investments, Ltd., BKK Financial, Inc., The J. D. Nichols Irrevocable Trust for my Daughters, The J.D. Nichols Irrevocable Trust for my Grandchildren, Kimberly Ann Nichols, Zelma Nichols, Brickwood, LLC and NTS Realty Holdings Limited Partnership	(18)

10.22	Stipulation and Agreement of Compromise, Settlement and Release among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Parent, LLC, J.D. Nichols, Brian F. Lavin, Mark Anderson, John Daly, Sr., John Lenihan, Plaintiffs in the Delaware action dated February 4, 2014	(19)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

21.01	Subsidiaries of NTS Realty Holdings Limited Partnership	(21)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(21)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(21)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Annual Report on Form 10-K for the years ended December 31, 2013, 2012 and 2011, filed with the Securities and Exchange Commission on March 14, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Equity, (iii)  Consolidated Statements of Operations, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

		(21) (22)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 9, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed by the Securities and Exchange Commission on December 27, 2012
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2014
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2014
(21)	Filed herewith
(22)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

Board of Directors
NTS Realty Capital, Inc., Managing General Partner of

NTS Realty Holdings Limited Partnership

Louisville, Kentucky

In connection with our audit of the consolidated financial statements of NTS Realty Holdings Limited Partnership (Partnership) for each of the years in the three-year period ended December 31, 2013, we have also audited the following financial statement schedules.  These financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits of the basic financial statements.  The schedules are presented for purposes of complying with the Securities and Exchange Commission’s rules and regulations and are not a required part of the consolidated financial statements.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ BKD, LLP
Louisville, Kentucky
March 14, 2014

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet:
2013	$81,163	$394,940	$-	$322,367	$153,736
2012	$214,585	$342,019	$-	$475,441	$81,163
2011	$397,627	$493,575	$-	$676,617	$214,585

(1)         Deductions, representing uncollectible accounts written off, less recoveries of accounts written off.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

AS OF DECEMBER 31, 2013

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Total Amounts at End of Period			Accumulated
Property Description	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total (1)	Depreciation (2)	Year Constructed
Commercial
Clarke American Checks (3)	$768,881	$521,736	$2,165,877	$-	$7,698	$521,736	$2,173,575	$2,695,311	$1,109,049	2000
Lakeshore Business Center Phase I (4)	-	2,128,882	3,661,323	30,441	3,497,556	2,159,323	7,158,879	9,318,202	3,318,734	1986
Lakeshore Business Center Phase II (4)	-	3,171,812	3,772,955	42,248	2,212,975	3,214,060	5,985,930	9,199,990	2,675,109	1989
Lakeshore Business Center Phase III (4)	-	1,264,136	3,252,297	10,143	215,012	1,274,279	3,467,309	4,741,588	1,710,866	2000
NTS Center (5)	-	1,074,010	2,977,364	18,318	1,699,635	1,092,328	4,676,999	5,769,327	2,355,500	1977
Peachtree Corporate Center (5)	-	1,417,444	3,459,185	17,719	1,539,729	1,435,163	4,998,914	6,434,077	2,703,362	1979

Multifamily
Castle Creek Apartments (6)	13,130,689	3,262,814	23,538,500	63,780	474,530	3,326,594	24,013,030	27,339,624	10,161,848	1999
Golf Brook Apartments (6)	13,954,358	5,256,894	14,058,671	164,242	1,093,257	5,421,136	15,151,928	20,573,064	5,495,031	1987
Lake Clearwater Apartments (6)	10,763,479	2,778,541	20,064,789	108,515	455,374	2,887,056	20,520,163	23,407,219	8,581,299	1999
Lakes Edge Apartments (7)	24,493,068	8,063,103	28,696,577	182,029	763,779	8,245,132	29,460,356	37,705,488	6,572,469	2000
Park Place Apartments (6)	28,940,435	5,181,522	21,082,464	287,092	1,576,343	5,468,614	22,658,807	28,127,421	8,571,486	1987
Sabal Park Apartments (6)	9,172,853	3,974,383	8,885,511	71,094	544,321	4,045,477	9,429,832	13,475,309	3,605,547	1986
Parks Edge Apartments (7)	25,632,035	5,625,335	34,989,698	349,715	498,532	5,975,050	35,488,230	41,463,280	13,379,101	1997
The Grove at Richland Apartments (6)	25,514,833	11,372,241	34,321,460	97,855	605,052	11,470,096	34,926,512	46,396,608	15,182,670	1998
The Grove at Swift Creek Apartments (6)	15,918,421	5,524,124	21,626,475	48,075	481,238	5,572,199	22,107,713	27,679,912	11,354,385	2000
The Grove at Whitworth Apartments (6)	26,152,704	11,973,900	32,220,180	272,733	530,862	12,246,633	32,751,042	44,997,675	14,921,579	1994
The Lakes Apartments (6)	10,498,507	2,636,790	13,187,093	111,626	425,729	2,748,416	13,612,822	16,361,238	6,815,422	1992
The Lofts at the Willows of Plainview	-	-	-	482,718	-	482,718	-	482,718	-	N/A
The Willows of Plainview Apartments (6)	16,934,289	3,015,448	10,947,276	194,562	1,389,727	3,210,010	12,337,003	15,547,013	4,179,459	1985
Willow Lake Apartments (6)	10,342,957	2,555,062	8,368,028	186,313	1,064,208	2,741,375	9,432,236	12,173,611	3,603,389	1985

Retail
Bed, Bath & Beyond (5)	-	734,860	2,290,252	-	-	734,860	2,290,252	3,025,112	841,010	1999
Springs Station (5)	-	427,465	978,892	-	210,754	427,465	1,189,646	1,617,111	562,748	2001

Non-Segment
NTS Realty Holdings Limited Partnership (4) (5)	23,589,719	-	-	-	-	-	-	-	-	N/A
	$255,807,228	$81,960,502	$294,544,867	$2,739,218	$19,286,311	$84,699,720	$313,831,178	$398,530,898	$127,700,063

(1)	Aggregate cost of real estate for tax purposes is approximately $292,380,831.
(2)

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. Tenant improvements are generally depreciated over the life of the respective tenant lease.

(3)	Mortgage held by an insurance company secured by certain land and a building.
(4)	$19,164,602 mortgage held by Lakeshore Business Center Phases I, II, and III.
(5)	$4,425,117 mortgage held by a bank secured by NTS Center, Peachtree Corporate Center, Bed Bath & Beyond and Springs Station.
(6)	Mortgage held by Federal Home Loan Mortgage Corporation secured by certain land, buildings and amenities.
(7)	Mortgage held by a bank secured by certain land, buildings and amenities.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Real Estate	Accumulated Depreciation

Balances on January 1, 2011	390,247,436	76,733,767

Additions during period:
Improvements	4,829,961	-
Depreciation (1)	-	17,921,778

Deductions during period:
Retirements	(471,039)	(284,270)

Balances on December 31, 2011	394,606,358	94,371,275

Additions during period:
Improvements	3,147,423	-
Depreciation (1)	-	17,768,126

Deductions during period:
Retirements	(691,550)	(460,765)

Balances on December 31, 2012	397,062,231	111,678,636

Additions during period:
Improvements	1,727,320	-
Depreciation (1)	-	16,162,912

Deductions during period:
Retirements	(258,653)	(141,485)

Balances on December 31, 2013	$398,530,898	$127,700,063

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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
	Its:	Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President and Chief Executive Officer
(Principal Executive Officer)
	Date:	March 14, 2014

	By:	/s/ Gregory A. Wells
Gregory A. Wells
	Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J.D. Nichols
J.D. Nichols
	Its:	Chairman of the Board
	Date:	March 14, 2014

By:	/s/ Brian F. Lavin
Brian F. Lavin
	Its:	President, Chief Executive Officer and Director
(Principal Executive Officer)
	Date:	March 14, 2014

By:	/s/ Mark D. Anderson
Mark D. Anderson
	Its:	Director
	Date:	March 14, 2014

By:	/s/ John Daly
John Daly
	Its:	Director
	Date:	March 14, 2014

By:	/s/ John S. Lenihan
John S. Lenihan
	Its:	Director
	Date:	March 14, 2014