Form 10-Q
period 2014-03-31
NTS REALTY HOLDINGS LP
filed 2014-05-14
CIK 1278384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2014, there were 11,095,274 of the registrant’s limited partnership units outstanding.

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

Any forward-looking statements included in MD&A, or elsewhere in this report, are not historical facts, but reflect the intent, belief or current expectations of our managing general partner based on its knowledge and understanding of the business and industry, the economy and other future conditions only as of the date of this report and may ultimately prove to be incorrect or false.  These statements are not guarantees of future performance, and we caution unit holders not to place undue reliance on forward-looking statements. Actual results could differ materially from those expressed or forecast in any forward-looking statements as a result of a number of factors, including, but not limited to, the factors listed and described under “Risk Factors” in our filings with the United States Securities and Exchange Commission (the “SEC”), particularly our most recent Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014, as they may be revised or supplemented by us in subsequent reports on form 10-Q and other filings with the SEC, which are incorporated herein by reference.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS:
Cash and equivalents	$1,558,655	$1,490,010
Cash and equivalents - restricted	2,509,596	2,703,961
Accounts receivable, net of allowance for doubtful accounts of $146,176 at March 31, 2014 and $153,736 at December 31, 2013, respectively	1,677,538	1,437,412
Land, buildings and amenities, net	267,340,620	270,830,835
Investments in and advances to joint ventures	2,428,608	2,110,320
Investments in and advances to tenants in common	6,552	165,255
Other assets	4,415,242	3,847,677

Total assets	$279,936,811	$282,585,470

LIABILITIES:
Mortgages and notes payable	$255,491,384	$255,807,228
Accounts payable and accrued expenses	2,626,737	3,480,253
Accounts payable and accrued expenses due to affiliates	394,756	357,312
Distributions payable	-	554,764
Security deposits	1,022,342	992,378
Other liabilities	5,590,292	4,868,424
Investments in and advances to tenants in common	2,067,430	1,856,682

Total liabilities	267,192,941	267,917,041

COMMITMENTS AND CONTINGENCIES (NOTE 14)

EQUITY:
Partners’ equity	8,252,172	9,965,884
Noncontrolling interests	4,491,698	4,702,545

Total equity	12,743,870	14,668,429

Total liabilities and equity	$279,936,811	$282,585,470

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statement of Equity (1) as of March 31, 2014

(Unaudited)

	General Partner Interests	Limited Partners’ Interests	General Partner	Limited Partners	Noncontrolling Interests	Total
EQUITY:
Initial equity	714,491	10,667,117	$3,131,381	$46,750,444	$-	$49,881,825
Contributions from noncontrolling interests	-	-	-	-	9,952,176	9,952,176
Net loss prior years	-	-	(534,877)	(7,339,314)	(4,102,656)	(11,976,847)
Consolidated net loss currentyear	-	-	(110,356)	(1,603,356)	(82,897)	(1,796,609)
Cash distributions declared to date	-	-	(1,936,271)	(28,749,420)	(1,274,925)	(31,960,616)
Retirement of limited partnership interests to date	-	(286,334)	-	(1,356,059)	-	(1,356,059)

Balances on March 31, 2014	714,491	10,380,783	$549,877	$7,702,295	$4,491,698	$12,743,870

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

NTS Realty Holdings Limited Partnership

Condensed Consolidated Statements of Operations for the Three Months Ended

 March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Rental income	$14,567,749	$14,041,898
Tenant reimbursements	411,843	424,530

Total revenue	14,979,592	14,466,428

EXPENSES:
Operating expenses	3,449,254	3,056,348
Operating expenses reimbursed to affiliates	1,600,312	1,538,090
Management fees	752,793	808,340
Property taxes and insurance	2,058,006	1,948,836
Professional and administrative expenses	964,306	932,497
Professional and administrative expenses reimbursed to affiliates	482,543	518,722
Depreciation and amortization	3,895,850	4,307,155

Total expenses	13,203,064	13,109,988

OPERATING INCOME	1,776,528	1,356,440

Interest and other income	10,736	1,608,532
Interest expense	(3,333,370)	(3,419,209)
Loss on disposal of assets	-	(10,452)
Loss from investments in joint ventures	(69,302)	(41,362)
(Loss) income from investments in tenants in common	(181,201)	694,464

CONSOLIDATED NET (LOSS) INCOME	(1,796,609)	188,413
Net loss attributable to noncontrolling interests	(82,897)	(151,074)

NET (LOSS) INCOME	$(1,713,712)	$339,487

(Loss) income allocated to limited partners	$(1,680,915)	$176,280
Net loss attributable to noncontrolling interests allocated to limited partners	(77,559)	(141,345)

NET (LOSS) INCOME ALLOCATED TO LIMITED PARTNERS	$(1,603,356)	$317,625

(Loss) income per limited partnership unit	$(0.16)	$0.02
Net loss attributable to noncontrolling interests per limited partnership unit	(0.01)	(0.01)

NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT	$(0.15)	$0.03

Weighted average number of limited partnership interests	10,380,783	10,380,783

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(1,796,609)	$188,413
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Loss on disposal of assets	-	10,452
Depreciation and amortization	4,068,044	4,478,877
Loss from investments in joint ventures	69,302	41,362
Loss (income) from investments in tenants in common	181,201	(694,464)
Changes in assets and liabilities:
Cash and equivalents — restricted	194,365	1,266,592
Accounts receivable	(240,126)	311,452
Other assets	(710,298)	(22,218)
Accounts payable and accrued expenses	(853,516)	(1,925,639)
Accounts payable and accrued expenses due to affiliates	37,444	155,487
Security deposits	29,964	38,162
Other liabilities	721,868	501,567

Net cash provided by operating activities	1,701,639	4,350,043

INVESTING ACTIVITIES:
Additions to land, buildings and amenities	(384,481)	(312,459)
Investments in joint ventures	(387,590)	(110,250)
Investments in tenants in common	-	(612,000)

Net cash used in investing activities	(772,071)	(1,034,709)

FINANCING ACTIVITIES:
Distributions to noncontrolling interest holders	(127,950)	(130,475)
Distributions from tenants in common	188,250	60,000
Revolving note payable, net	1,494,080	(1,770,197)
Principal payments on mortgages payable	(1,209,924)	(1,097,897)
Additional payments on mortgages payable	(600,000)	-
Additions to loan costs	(50,615)	(1,803)
Cash distributions	(554,764)	(554,764)

Net cash used in financing activities	(860,923)	(3,495,136)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	68,645	(179,802)

CASH AND EQUIVALENTS, beginning of period	1,490,010	1,240,818

CASH AND EQUIVALENTS, end of period	$1,558,655	$1,061,016

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unaudited condensed consolidated financial statements included herein should be read in conjunction with NTS Realty Holdings Limited Partnership’s (“NTS Realty”) 2013 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.  The Condensed Consolidated Balance Sheet as of December 31, 2013, has been derived from the audited consolidated balance sheet of NTS Realty as of that date.  Certain information and note disclosures normally included in our annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  In the opinion of NTS Realty Capital, Inc., our managing general partner (“NTS Realty Capital”), all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been made to the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.  As used in this quarterly report on Form 10-Q, the terms “we,” “us,” or “our,” as the context requires, may refer to NTS Realty, its wholly-owned properties, properties held by wholly-owned subsidiaries, its interests in consolidated and unconsolidated joint venture investments with both affiliated and unaffiliated third parties or interests in properties held as a tenant in common with unaffiliated third parties.

Note 1 — Summary of Significant Accounting Policies

Organization and Distribution Policy

We are in the business of developing, constructing, owning and operating multifamily properties, commercial and retail real estate.  As of March 31, 2014, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  The properties are located in and around Louisville (7) and Lexington (1), Kentucky; Fort Lauderdale (3) and Orlando (3), Florida; Indianapolis (4), Indiana; Memphis (1) and Nashville (2), Tennessee; Richmond (2), Virginia; and Atlanta (1), Georgia. We own multifamily properties containing 4,393 rental units, which includes 686 rental units at our properties held as tenants in common with unaffiliated third parties.  Our commercial properties aggregate approximately 736,000 square feet, which includes approximately 125,000 square feet at our property held as a joint venture with an unaffiliated third party, and our retail properties contain approximately 47,000 square feet.

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

We did not declare any distributions payable to limited partners for the three months ended March 31, 2014.

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

Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE, including management agreements and other contractual arrangements, when determining the party with the controlling financial interest, as defined by accounting standards.  There have been no changes during 2014 in conclusions about whether an entity qualifies as a VIE or whether we are the primary beneficiary of any previously identified VIE.  During the three months ended March 31, 2014, we did not provide financial or other support to a previously identified VIE that we were not previously contractually obligated to provide.  Our unconsolidated joint venture interests and our properties owned as a tenant in common with unaffiliated third parties are accounted for under the equity method.  Intercompany transactions and balances have been eliminated.

We own a joint venture investment with an unaffiliated third party in a commercial office building located in Louisville, Kentucky. The building, known as 600 North Hurstbourne, was developed by our affiliate, NTS Development Company.  This joint venture, Campus One, LLC, is a variable interest entity. We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in 2014. The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At March 31, 2014, we had funded approximately $1.0 million of this commitment.  The joint venture has entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

This joint venture, Campus Two, LLC, is a variable interest entity.  We are not the primary beneficiary.  NTS Corporation through its subsidiaries, NTS Development Company and NTS Management Company, holds the right to receive significant benefits through its agreement as developer and manager, respectively.  NTS Development Company is responsible for the development of the building on time and within budget.  The development fee for these services is 2% of the projected costs.  NTS Management Company is responsible for leasing and managing the building and is entitled to earn leasing commissions, management fees, construction supervision fees of 10%, asset management fees and a disposition fee for its services.  Our interest in this variable interest entity is accounted for using the equity method.  Our ownership interest is reflected as investments in and advances to joint ventures on our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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

We did not have any material financial assets or liabilities that are required to be recorded at fair value as of March 31, 2014 or December 31, 2013.

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

Deferred compensation plans: Our Officer and Director Plans as of March 31, 2014 and December 31, 2013 reflected liabilities of approximately $1.3 million and $1.1 million, respectively, the fair market value of 156,303 and 154,273 units, respectively, and are included in our other liabilities using Level 1 measurement. Compensation expense for the Officer and Director Plans for the three months ended March 31, 2014 and 2013 totaled approximately $207,000 and $38,000, respectively.

Mortgages and notes payable: As of March 31, 2014 and December 31, 2013, we determined the estimated fair values of our mortgages and notes payable using Level 2 measurement were approximately $274.7 million and $267.1 million, respectively, by discounting expected future cash payments utilizing a discount rate equivalent to the rate at which similar instruments would be originated at the reporting date.

Note 2 — Going Private Transaction, Merger Agreement and Settlement Agreement

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

The Special Committee engaged its own legal counsel and financial advisors, and was deliberate in its process, taking approximately four months to analyze and evaluate Messrs. Nichols’ and Lavin’s initial proposal and to negotiate with Messrs. Nichols and Lavin the terms of a proposed merger transaction. Ultimately, these negotiations resulted in an Agreement and Plan of Merger dated December 27, 2012 (the “Original Merger Agreement”) by and among NTS Realty, NTS Realty Capital, NTS Merger Parent, LLC (“Parent”), a Delaware limited liability company controlled by Messrs. Nichols and Lavin, and NTS Merger Sub, LLC (“Merger Sub”), a

Delaware limited liability company and wholly-owned subsidiary of Parent, that provided for the payment in cash of $7.50 per Unit, representing a 43% increase in the merger consideration over the initially proposed $5.25 per Unit. The Original Merger Agreement, however, was terminated on October 18, 2013 and, therefore, the merger was not completed under the terms of the Original Merger Agreement.

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

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), which Merger Agreement was entered into as of February 25, 2014 by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be canceled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 (representing settlement consideration of $1.75 per Unit) less fees and expenses of plaintiffs’ counsel and an incentive award payable to the named plaintiffs in the Actions, as approved by the Court.  See “Note 16 — Subsequent Events” herein.

In accordance with the requirements of the Settlement Agreement, notice of the pendency of the Settlement Agreement (the “Court Notice”) was mailed to NTS Realty’s Unitholders on or before March 1, 2014.  The Court Notice informed the Unitholders of the Settlement Agreement and of the Court’s holding of its final fairness settlement hearing (the “Final Settlement Hearing”) on April 24, 2014.  Any member of the class desiring to object to the Settlement Agreement or the merger could have his/her objection heard at the Final Settlement Hearing.

If the merger is completed pursuant to the terms of the Merger Agreement, then all holders of Units (other than Messrs. Nichols and Lavin and their affiliates) will receive, in cash per Unit, the Merger Consideration. As a result of the merger, NTS Realty’s limited partners, other than Messrs. Nichols and Lavin and their affiliates, will no longer have an equity interest in us, our Units will cease to be listed on the NYSE MKT, and the registration of our Units under Section 12 of the Securities Exchange Act of 1934, as amended, will be terminated. As such, the merger transaction is sometimes referred to as a “going private transaction.”

Consummation of the merger is subject to the satisfaction of certain conditions.  Additionally, the Merger Agreement may be terminated for various reasons including if the merger is not consummated by September 30, 2014.  NTS Realty expects that the conditions of the Merger Agreement and the Settlement Agreement will be satisfied in June 2014; however, there can be no assurance that the Merger Agreement and the Settlement Agreement will be consummated on the terms described herein or at all.  See “Note 16 — Subsequent Events” herein.

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

FASB ASC Topic 360 Property, Plant, and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on, among other factors, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.  Application of this standard for the three months ended March 31, 2014 and 2013, did not result in an impairment loss.

During the three months ended March 31, 2014 and 2013, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2014 and 2013, we did not dispose of any properties.

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

Note 8 — Property and Depreciation

Land, buildings and amenities are stated at cost.  Costs directly associated with the acquisition, development and construction of a project are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.  Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $3.9 million and $4.3 million, respectively.

Note 9 — Investments in and Advances to Joint Ventures

We own a joint venture interest in and operate the following properties:

•                  600 North Hurstbourne: Approximately 125,000 square foot office building in Louisville, Kentucky.  We own a 49% interest as a joint venture with an unaffiliated third party.

•                  700 North Hurstbourne: Office building under construction in Louisville, Kentucky.  We are obligated to contribute approximately $2.6 million for a 49% ownership interest as a joint venture with an unaffiliated third party.  At March 31, 2014, we had funded approximately $1.0 million of this commitment.

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2014	December 31, 2013
Summarized Balance Sheets
Land, buildings and amenities, net	$25,472,425	$23,003,844
Other, net	4,848,887	4,635,395
Total assets	$30,321,312	$27,639,239

Mortgages payable and other liabilities	$25,364,968	$23,332,463
Equity	4,956,344	4,306,776
Total liabilities and equity	$30,321,312	$27,639,239

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Summarized Statements of Operations
Revenue	$715,543	$550,394

Operating income (loss)	$48,962	$(25,070)

Net loss	$(141,432)	$(84,413)

Net loss attributable to investments in joint ventures	$(69,302)	$(41,362)

Contributions
600 North Hurstbourne	$-	$-

700 North Hurstbourne	$791,000	$225,000

Distributions
600 North Hurstbourne	$-	$-

700 North Hurstbourne	$-	$-

We made contributions of approximately $0.4 million and $0.1 million to our joint venture properties for the three months ended March 31, 2014 and 2013, respectively.

We did not receive any distributions from our joint venture properties for the three months ended March 31, 2014 or 2013.

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

Presented below are the summarized balance sheets and statements of operations for these properties:

	(Unaudited)
	March 31, 2014	December 31, 2013
Summarized Balance Sheets
Land, buildings and amenities, net	$49,460,179	$50,289,190
Other, net	2,271,435	2,214,871
Total assets	$51,731,614	$52,504,061

Mortgages payable and other liabilities	$53,315,756	$53,425,773
Equity	(1,584,142)	(921,712)
Total liabilities and equity	$51,731,614	$52,504,061

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Summarized Statements of Operations
Revenue	$2,560,269	$2,513,068

Operating income	$439,847	$632,832

Net (loss) income	$(337,430)	$1,131,058

Net (loss) income attributable to investments in tenants in common	$(181,201)	$694,464

Contributions
The Overlook at St. Thomas Apartments	$-	$-

Creek’s Edge at Stony Point Apartments	$-	$1,200,000

Distributions
The Overlook at St. Thomas Apartments	$250,000	$100,000

Creek’s Edge at Stony Point Apartments	$75,000	$-

We did not make any contributions to our tenants in common properties for the three months ended March 31, 2014.  We made contributions of approximately $0.6 million to our tenants in common properties for the three months ended March 31, 2013.

We received distributions of approximately $0.2 million and $0.1 million from our tenants in common properties for the three months ended March 31, 2014 and 2013, respectively.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.  During the three months ended March 31, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments.

Note 11 — Mortgages and Notes Payable

Mortgages and notes payable consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013
Revolving note payable to a bank for $10.0 million, with interest payable in monthly installments at a variable rate based on LIBOR one-month rate plus 2.50%, currently 2.65%, due September 30, 2014	$5,919,197	$4,425,117

Mortgage payable to a bank in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.65%, due September 1, 2014, secured by certain land, buildings and amenities with a carrying value of $15,297,492. The mortgage is guaranteed by Mr. Nichols and Mr. Lavin	18,456,602	19,164,602

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 8.45%, maturing November 1, 2015, secured by certain land, buildings and amenities with a carrying value of $1,569,963	675,488	768,881

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.11%, maturing December 1, 2014, secured by certain land, buildings and amenities with a carrying value of $9,420,937	10,435,069	10,498,507

Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 6.03%, maturing September 1, 2018, secured by certain land, buildings and amenities with a carrying value of $27,659,694	25,542,921	25,632,035

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.33%, currently 3.49%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $14,770,426	13,878,807	13,954,358

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing interest at a variable rate based on LIBOR one-month rate plus 3.50%, currently 3.66%, maturing July 1, 2016, secured by certain land, buildings and amenities with a carrying value of $9,696,426	9,124,511	9,172,853

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,953,328	13,073,658	13,130,689

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $30,891,619	25,404,013	25,514,833

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $16,094,631	15,849,281	15,918,421

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $29,867,932	26,039,112	26,152,704

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $14,631,320	10,716,730	10,763,479

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $19,310,816	28,814,736	28,940,435

Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,453,540	10,298,034	10,342,957

	(Unaudited)
	March 31, 2014	December 31, 2013
Mortgage payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 5.40%, maturing January 1, 2020, secured by certain land, buildings and amenities with a carrying value of $8,441,884	16,860,737	16,934,289

Mortgage payable to an insurance company with interest payable in monthly installments until June 1, 2013, thereafter payable in monthly installments of principal and interest, bearing fixed interest at 5.09%, maturing May 1, 2018, secured by certain land, buildings and amenities with a carrying value of $30,609,468	24,402,488	24,493,068

Total mortgages and notes payable	$255,491,384	$255,807,228

On April 29, 2014, we refinanced our $13.9 million and $9.1 million mortgages payable to Federal Home Loan Mortgage Corporation on Golf Brook Apartments and Sabal Park Apartments for $22.9 million and $14.2 million, respectively.  These mortgages are payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 3.95%, maturing April 29, 2021, secured by certain land, buildings and amenities.

Our $10.0 million revolving note payable to a bank is due September 30, 2014.  As of March 31, 2014, our availability to draw on our revolving note payable was approximately $4.1 million.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages and notes payable on March 31, 2014, was approximately $274.7 million, which was determined using Level 2 measurement.

Interest paid for the three months ended March 31, 2014 and 2013 was approximately $3.2 million and $3.3 million, respectively.

All but one of our mortgages may be prepaid.  Mortgages where prepayment is permitted are generally subject to either a yield-maintenance premium or defeasance.  Certain mortgages and notes payable contain covenants and requirements that we maintain specified debt limits and ratios related to our debt balances and property values.  We complied with all covenants and requirements at March 31, 2014.  We anticipate renewing or refinancing our mortgages and notes payable coming due within the next twelve months.

Mortgages payable for our unconsolidated joint venture properties consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013
Mortgage payable to a life insurance company in monthly installments of principal and interest, bearing fixed interest at 4.35%, maturing September 1, 2028, secured by certain buildings and amenities with a carrying value of $16,002,629 (1)	$17,062,593	$17,181,941

Construction mortgage payable to a bank for $16.5 million with interest payable in monthly installments, bearing interest at a variable rate based on LIBOR one-month rate plus 2.40%, currently 2.56%, maturing July 1, 2017, secured by certain buildings and amenities under construction (2)	$6,225,741	$3,806,934

(1)  We are proportionately liable for this mortgage, limited to our 49% ownership interest.

(2)  We are a guarantor of this construction loan made to Campus Two, LLC.  We are proportionately liable for the $16.5 million obligation, limited to our 49% ownership interest.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated joint venture properties at March 31, 2014, was approximately $23.2 million, which was determined using Level 2 measurement.

Mortgages payable for our unconsolidated tenants in common properties consist of the following:

	(Unaudited)
	March 31, 2014	December 31, 2013
Mortgage payable to a bank in monthly installments of principal and interest, bearing fixed interest at 5.72%, maturing April 11, 2017, secured by certain land, buildings and amenities with a carrying value of $28,990,550 (3)	$32,406,475	$32,569,610

Mortgage payable to an insurance company in monthly installments of principal and interest, bearing fixed interest at 5.99%, maturing November 15, 2017, secured by certain land, buildings and amenities with a carrying value of $20,469,629 (4)	$20,226,917	$20,309,423

(3) We are proportionately liable for this mortgage, limited to our 60% interest as a tenant in common.

(4) We are jointly and severally liable under this mortgage.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of our mortgages payable for our unconsolidated tenants in common properties at March 31, 2014, was approximately $57.9 million, which was determined using Level 2 measurement.

Note 12 — Accounts Payable and Accrued Expenses Due to Affiliates

Accounts payable and accrued expenses due to affiliates include amounts owed to NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), for reimbursement of salary and overhead expenses and fees for services rendered as provided for in our various management agreements.

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

Employee costs are allocated among NTS Realty, other affiliates of our managing general partner and for the benefit of third parties so that a full time employee can be shared by multiple entities.  Each employee’s services, which are dedicated to a particular entity’s operations, are allocated as a percentage of each employee’s costs to that entity.  We only reimburse charges from NTS Development for actual costs of employee services incurred for our benefit.  Many business enterprises employ individuals serving on their behalf and record their associated employment costs as salaries, employment taxes and benefits in their respective statements of operations.  The cost of services provided to us by NTS Development’s employees are classified in our condensed consolidated statements of operations as either operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates, as determined by the nature of the expense.

We were charged the following amounts pursuant to our various agreements with NTS Development for the three months ended March 31, 2014 and 2013.  These charges include items which have been expensed as operating expenses reimbursed to affiliates or professional and administrative expenses reimbursed to affiliates and items that have been capitalized as other assets or as land, buildings and amenities.

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Property management fees	$753,000	$808,000

Operating expenses reimbursement - property	1,113,000	1,068,000
Operating expenses reimbursement - multifamily leasing	179,000	178,000
Operating expenses reimbursement - administrative	277,000	277,000
Operating expenses reimbursement - other	31,000	15,000

Total operating expenses reimbursed to affiliates	1,600,000	1,538,000

Professional and administrative expenses reimbursed to affiliates	483,000	519,000

Construction supervision and leasing fees	24,000	34,000

Total related party transactions	$2,860,000	$2,899,000

Total related party transactions with our investments in tenants in common	$345,000	$400,000

Total related party transactions with our investments in joint ventures (1)	$149,000	$229,000

(1)         Construction supervision fees at 600 North Hurstbourne and 700 North Hurstbourne are charged at a rate of 10%.

Property, multifamily leasing, administrative and other operating expenses reimbursed include employee costs charged to us by NTS Development and other actual costs incurred by NTS Development on our behalf, which were reimbursed by us.

During the three months ended March 31, 2014 and 2013, we were charged approximately $18,000 and $26,000, respectively, for property maintenance fees from affiliates of NTS Development.

NTS Development Company leased 17,843 square feet of office space in 600 North Hurstbourne at a rental rate of $21.93 per square foot. The average per square foot rental rate for similar office space in 600 North Hurstbourne as of March 31, 2014 was $22.58 per square foot.  NTS Development Company also leased 1,902 square feet of storage space in NTS Center at a rental rate of $5.50 per square foot.  We recognized rents of approximately $3,000 from NTS Development Company for each of the three months ended March 31, 2014 and 2013.

Our unconsolidated joint venture, Campus One, LLC, recognized rents of approximately $98,000 from NTS Development Company for each of the three months ended March 31, 2014 and 2013.

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

In accordance with the requirements of the Settlement Agreement, notice of the pendency of the Settlement Agreement (the “Court Notice”) was mailed to all Unitholders on or before March 1, 2014.  The Court Notice informed the Unitholders of the Settlement Agreement and of the Court’s holding of the final fairness settlement hearing (the “Final Settlement Hearing”) on April 24, 2014.  Any member of the class desiring to object to the Settlement Agreement or the merger could have his/her objection heard at the Final Settlement Hearing.  See “Note 16 — Subsequent Events” herein.

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

	(Unaudited)
	Three Months Ended March 31, 2014
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$13,062,288	$1,364,508	$146,234	$(5,281)	$14,567,749
Tenant reimbursements	-	384,312	27,531	-	411,843

Total revenue	13,062,288	1,748,820	173,765	(5,281)	14,979,592

Operating expenses and operating expenses reimbursed to affiliates	4,351,757	669,384	28,425	-	5,049,566
Management fees	658,086	86,978	7,729	-	752,793
Property taxes and insurance	1,722,473	289,527	16,833	29,173	2,058,006
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,446,849	1,446,849
Depreciation and amortization	3,444,913	417,343	33,594	-	3,895,850

Total expenses	10,177,229	1,463,232	86,581	1,476,022	13,203,064

Operating income (loss)	2,885,059	285,588	87,184	(1,481,303)	1,776,528

Interest and other income	8,940	1,796	-	-	10,736
Interest expense	(3,120,645)	(123,820)	(74)	(88,831)	(3,333,370)
Loss on disposal of assets	-	-	-	-	-
Loss from investments in joint ventures	-	(69,302)	-	-	(69,302)
Loss from investments in tenants in common	(181,201)	-	-	-	(181,201)

Consolidated net (loss) income	(407,847)	94,262	87,110	(1,570,134)	(1,796,609)

Net loss attributable to noncontrolling interests	(82,897)	-	-	-	(82,897)

Net (loss) income	$(324,950)	$94,262	$87,110	$(1,570,134)	$(1,713,712)

Land, buildings and amenities, net	$240,082,072	$24,052,211	$3,206,337	$-	$267,340,620

Expenditures for land, buildings and amenities	$220,489	$163,992	$-	$-	$384,481

Segment liabilities from continuing operations	$239,252,502	$1,590,128	$44,655	$26,305,656	$267,192,941

	(Unaudited)
	Three Months Ended March 31, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Rental income	$12,478,130	$1,437,493	$131,885	$(5,610)	$14,041,898
Tenant reimbursements	-	401,040	23,490	-	424,530

Total revenue	12,478,130	1,838,533	155,375	(5,610)	14,466,428

Operating expenses and operating expenses reimbursed to affiliates	3,920,001	647,270	27,167	-	4,594,438
Management fees	703,408	98,840	6,092	-	808,340
Property taxes and insurance	1,650,223	253,403	16,037	29,173	1,948,836
Professional and administrative expenses and professional and administrative expenses reimbursed to affiliates	-	-	-	1,451,219	1,451,219
Depreciation and amortization	3,795,322	471,250	40,583	-	4,307,155

Total expenses	10,068,954	1,470,763	89,879	1,480,392	13,109,988

Operating income (loss)	2,409,176	367,770	65,496	(1,486,002)	1,356,440

Interest and other income	1,570,069	35,257	3,037	169	1,608,532
Interest expense	(3,177,220)	(145,988)	(55)	(95,946)	(3,419,209)
Loss on disposal of assets	(10,452)	-	-	-	(10,452)
Loss from investments in joint ventures	-	(41,362)	-	-	(41,362)
Income from investments in tenants in common	694,464	-	-	-	694,464

Consolidated net income (loss)	1,486,037	215,677	68,478	(1,581,779)	188,413

Net loss attributable to noncontrolling interests	(151,074)	-	-	-	(151,074)

Net income (loss)	$1,637,111	$215,677	$68,478	$(1,581,779)	$339,487

Land, buildings and amenities, net	$252,912,435	$25,137,433	$3,347,489	$-	$281,397,357

Expenditures for land, buildings and amenities	$229,784	$82,675	$-	$-	$312,459

Segment liabilities from continuing operations	$241,693,863	$2,003,343	$43,572	$29,140,148	$272,880,926

Note 16 — Subsequent Events

Going Private Proposal

Under Delaware law, approval of the Merger Agreement required the affirmative vote of the holders of a majority of NTS Realty’s issued and outstanding Units.  On April 15, 2014, action was taken by written consent (the “Consent”) of the holders of over a majority of the issued and outstanding limited partnership units approving the Merger Agreement and the transactions contemplated thereby.  The Consent approving the merger and the transactions contemplated by the Merger Agreement was approved by holders of approximately 61.9% of NTS Realty’s issued and outstanding Units, representing approximately 59.3% of NTS Realty’s aggregate voting power.  As a result, no other vote to approve the merger and the transactions contemplated by the Merger Agreement is required.

Going Private Proposal and Litigation

On April 24, 2014, the Final Settlement Hearing was held by the Court.  At such Final Settlement Hearing, no objections to the Settlement Agreement or the transactions contemplated thereby were made, and the Court entered its Order and Final Judgment (the “Order and Final Judgment”), pursuant to which the Court:

•                  permanently certified a non-opt out class pursuant to Kentucky Rule of Civil Procedure 23 and designated plaintiffs in the Kentucky Action as the class representatives with plaintiffs’ counsel as class counsel;

•                  determined that the requirements of the rules of the Court and due process have been satisfied;

•                  determined that settlement of the Actions on the terms and conditions provided for in the Settlement Agreement is fair, reasonable and adequate, and in the best interests of the class and approved the settlement;

•                  dismissed with prejudice in its entirety the Kentucky Action;

•                  approved the grant of various releases among the plaintiffs, class members and the defendants (the “Releases”);

•                  permanently barred and enjoined plaintiffs and all members of the class from instituting, commencing or prosecuting any of the settled claims against any of the parties that are released pursuant to the Releases; and

•                  granted plaintiffs’ counsel’s petition for fees (aggregating $2,220,446 or approximately $0.53 per Unit) and reimbursement of expenses (aggregating $123,930 or approximately $0.03 per Unit) and an incentive award to the named plaintiffs in the Actions (aggregating $50,000 or approximately $0.01 per Unit).

As a result of the Court’s entry of the Order and Final Judgment and its award of fees and expenses to plaintiffs’ counsel and the incentive award to named plaintiffs in the Actions, the Merger Consideration was determined to be $8.68 per Unit.

In addition to dismissing the Kentucky Action with prejudice, the Settlement Agreement provides that, after entry of the Order and Final Judgment, the parties to the Settlement Agreement will file a stipulation and order dismissing the Delaware Action with prejudice; which stipulation was filed on May 5, 2014 and the court entered an order dismissing the Delaware Action on May 6, 2014.  Generally, if there are no appeals filed to the Order and Final Judgment or to any orders dismissing the Actions, then each such order will become final and no longer be subject to appeal after expiration of thirty (30) days following the date of entry of each respective order. Assuming no appeal of the Order and Final Judgment or any orders dismissing the Actions is filed, NTS Realty expects to satisfy the conditions to closing of the Merger Agreement and to close the merger in June 2014, although there can be no assurance that it will be able to do so.

On April 30, 2014, we filed a Definitive Information Statement (the “Information Statement”) pursuant to Regulation 14(c) of the Securities and Exchange Act of 1934, as amended, relating to the merger with the Securities and Exchange Commission.  We began mailing the Information Statement to our shareholders on May 5, 2014.

Other Events

On April 29, 2014, we refinanced our $13.9 million and $9.1 million mortgages payable to Federal Home Loan Mortgage Corporation on Golf Brook Apartments and Sabal Park Apartments for $22.9 million and $14.2 million, respectively.  These mortgages are payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 3.95%, maturing April 29, 2021, secured by certain land, buildings and amenities.

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

The Special Committee engaged its own legal counsel and financial advisors, and was deliberate in its process, taking approximately four months to analyze and evaluate Messrs. Nichols’ and Lavin’s initial proposal and to negotiate with Messrs. Nichols and Lavin the terms of a proposed merger transaction. Ultimately, these negotiations resulted in an Agreement and Plan of Merger dated December 27, 2012 (the “Original Merger Agreement”) by and among NTS Realty, NTS Realty Capital, NTS Merger Parent, LLC (“Parent”), a Delaware limited liability company controlled by Messrs. Nichols and Lavin, and NTS Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company and wholly-owned subsidiary of Parent, that provided for the payment in cash of $7.50 per Unit, representing a 43% increase in the merger consideration over the initially proposed $5.25 per Unit. The Original Merger Agreement, however, was terminated on October 18, 2013 and, therefore, the merger was not completed under the terms of the Original Merger Agreement.

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

Under the Settlement Agreement, it is expected that:

•                  Merger Sub will merge with and into NTS Realty, with NTS Realty being the surviving entity, pursuant to the terms of that certain Agreement and Plan of Merger which was entered into as of February 25, 2014 (the “Merger Agreement”) by and among NTS Realty, NTS Realty Capital, Parent and Merger Sub; and

•                  as consideration for the settlement and release of the claims asserted in the Actions, at the closing of the merger, each of our outstanding Units (other than those Units owned by Messrs. Nichols and Lavin and their affiliates) will be canceled and converted automatically into the right to receive, in cash, consideration (such per Unit consideration referred to as the “Merger Consideration”) equal to: (i) $7.50 per Unit plus (ii) a pro rata share of a settlement fund of $7,401,487 less fees and expenses of plaintiffs’ counsel and an incentive award payable to the named plaintiffs in the Action, as approved by the Court.

Under Delaware law, approval of the Merger Agreement required the affirmative vote of the holders of a majority of NTS Realty’s issued and outstanding Units.  On April 15, 2014, action was taken by written consent (the “Consent”) of the holders of over a majority of the issued and outstanding limited partnership units approving the Merger Agreement and the transactions contemplated thereby.  The Consent approving the merger and the transactions contemplated by the Merger Agreement was approved by holders of approximately 61.9% of NTS Realty’s issued and outstanding Units, representing approximately 59.3% of NTS Realty’s aggregate voting power.  As a result, no other vote to approve the merger and the transactions contemplated by the Merger Agreement is required.

In accordance with the requirements of the Settlement Agreement, notice of the pendency of the Settlement Agreement (the “Court Notice”) was mailed to all Unitholders on or before March 1, 2014.  The Court Notice informed the Unitholders of the Settlement Agreement and of the Court’s holding of the final fairness settlement hearing (the “Final Settlement Hearing”) on April 24, 2014.  Any member of the class desiring to object to the Settlement Agreement or the merger could have his/her objection heard at the Final Settlement Hearing.

On April 24, 2014, the Final Settlement Hearing was held by the Court.  At such Final Settlement Hearing, no objections to the Settlement Agreement or the transactions contemplated thereby were made, and the Court entered its Order and Final Judgment (the “Order and Final Judgment”), pursuant to which the Court:

•                  permanently certified a non-opt out class pursuant to Kentucky Rule of Civil Procedure 23 and designated plaintiffs in the Kentucky Action as the class representatives with plaintiffs’ counsel as class counsel;

•                  determined that the requirements of the rules of the Court and due process have been satisfied;

•                  determined that settlement of the Actions on the terms and conditions provided for in the Settlement Agreement is fair, reasonable and adequate, and in the best interests of the class and approved the settlement;

•                 dismissed with prejudice in its entirety the Kentucky Action;

•                  approved the grant of various releases among the plaintiffs, class members and the defendants (the “Releases”);

•                  permanently barred and enjoined plaintiffs and all members of the class from instituting, commencing or prosecuting any of the settled claims against any of the parties that are released pursuant to the Releases; and

•                  granted plaintiffs’ counsel’s petition for fees (aggregating $2,220,446 or approximately $0.53 per Unit) and reimbursement of expenses (aggregating $123,930 or approximately $0.03 per Unit) and an incentive award to the named plaintiffs in the Actions (aggregating $50,000 or approximately $0.01 per Unit).

As a result of the Court’s entry of the Order and Final Judgment and the award of fees and expenses to plaintiffs’ counsel and the incentive award to named plaintiffs in the Actions, the Merger Consideration was determined to be $8.68 per Unit.

In addition to dismissing the Kentucky Action with prejudice, the Settlement Agreement provides that, after entry of the Order and Final Judgment, the parties to the Settlement Agreement will file a stipulation and order dismissing the Delaware Action with prejudice; which stipulation was filed on May 5, 2014 and the court entered an order dismissing the Delaware Action on May 6, 2014. Generally, if there are no appeals filed to the Order and Final Judgment or to any orders dismissing the Actions, then each such order will become final and no longer be subject to appeal after expiration of thirty (30) days following the date of entry of each respective order. Assuming no appeal of the Order and Final Judgment or any orders dismissing the Actions is filed, NTS Realty expects to satisfy the conditions to closing of the Merger Agreement and to close the merger in June 2014, although there can be no assurance that it will be able to do so.

If the merger is completed pursuant to the terms of the Merger Agreement, then all holders of Units (other than Messrs. Nichols and Lavin and their affiliates) will receive, in cash per Unit, the Merger Consideration. Additionally, immediately prior to the effective time of the merger, the compensation deferred by each non-employee director of NTS Realty Capital and represented by “phantom units” pursuant to NTS Realty Capital’s Directors Deferred Compensation Plan will be issued to such non-employee director as Units and will be converted automatically into and thereafter represent the right to receive the Merger Consideration.  In connection with the foregoing, an aggregate amount of $754,977 (representing 86,979 phantom units outstanding as of March 31, 2014 multiplied by the Merger Consideration) is expected to be paid to the non-employee directors of NTS Realty Capital.

If the merger is completed, NTS Realty’s limited partners, other than Messrs. Nichols and Lavin and their affiliates, will no longer have an equity interest in us, our Units will cease to be listed on the NYSE MKT, and the registration of our Units under Section 12 of the Securities Exchange Act of 1934, as amended, will be terminated. As such, the merger transaction is sometimes referred to as a “going private transaction.”

Consummation of the merger is subject to the satisfaction of certain conditions.  Additionally, the Merger Agreement may be terminated for various reasons including if the merger is not consummated by September 30, 2014.  NTS Realty expects that the conditions of the Merger Agreement and the Settlement Agreement will be satisfied in June 2014; however, there can be no assurance that the Merger Agreement and the Settlement Agreement will be consummated on the terms described herein or at all.

On April 30, 2014, we filed a Definitive Information Statement (the “Information Statement”) pursuant to Regulation 14(c) of the Securities and Exchange Act of 1934, as amended, relating to the merger with the Securities and Exchange Commission.  We began mailing the Information Statement to our Unitholders on May 5, 2014.

Critical Accounting Policies

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  Our critical accounting policies, as previously disclosed in our most recent annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 14, 2014, discuss judgments known to management pertaining to trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions and remain unchanged during the quarter ended March 31, 2014.

Results of Operations

As of March 31, 2014, we owned wholly, as a tenant in common with unaffiliated third parties or through joint venture investments with both affiliated and unaffiliated third parties, 24 properties, comprised of 15 multifamily properties, 7 commercial properties and 2 retail properties.  We generate substantially all of our operating income from property operations.

Net loss for the three months ended March 31, 2014 was approximately $1.7 million, and net income for the three months ended March 31, 2013 was approximately $0.3 million.  The change in net loss for the three months ended March 31, 2014 as compared to the net income for the three months ended March 31, 2013 was primarily the result of a $1.6 million decrease in interest and other income in our multifamily segment primarily from a non-recurring settlement received in 2013 for landscaping and tree damage and a $0.2 million increase in deferred compensation expense in our partnership segment.  In addition, there was a $0.9 million decrease in income from investments in tenants in common primarily from a $0.8 million non-recurring settlement received in 2013 for landscaping and tree damage and a $0.1 million decrease in operating income in our tenants in common properties.  These changes were partially offset by a $0.5 million increase in operating income in our multifamily segment and a $0.1 million decrease in legal and professional fees in our partnership segment primarily related to ongoing litigation in 2014 as compared to 2013.  There were no other material offsetting changes in net (loss) income for the three months ended March 31, 2014 and 2013.

The following tables include certain selected summarized operating data for the three months ended March 31, 2014 and 2013.  This data should be read in conjunction with our financial statements, including the notes attached hereto.

	(Unaudited)
	Three Months Ended March 31, 2014
	Multifamily	Commercial	Retail	Partnership	Total
Total revenue	$13,062,288	$1,748,820	$173,765	$(5,281)	$14,979,592
Operating expenses and operating expenses reimbursed to affiliates	4,351,757	669,384	28,425	-	5,049,566
Depreciation and amortization	3,444,913	417,343	33,594	-	3,895,850
Interest expense	(3,120,645)	(123,820)	(74)	(88,831)	(3,333,370)
Net (loss) income	(324,950)	94,262	87,110	(1,570,134)	(1,713,712)

	(Unaudited)
	Three Months Ended March 31, 2013
	Multifamily	Commercial	Retail	Partnership	Total
Total revenue	$12,478,130	$1,838,533	$155,375	$(5,610)	$14,466,428
Operating expenses and operating expenses reimbursed to affiliates	3,920,001	647,270	27,167	-	4,594,438
Depreciation and amortization	3,795,322	471,250	40,583	-	4,307,155
Interest expense	(3,177,220)	(145,988)	(55)	(95,946)	(3,419,209)
Net income (loss)	1,637,111	215,677	68,478	(1,581,779)	339,487

Occupancy levels at our properties by segment as of March 31, 2014 and 2013 were as follows:

	(Unaudited)
	2014	2013
Multifamily	96%	96%
Multifamily Unconsolidated Investments in Tenants in Common	95%	98%
Commercial	76%	80%
Commercial Unconsolidated Investment in Joint Venture	100%	77%
Retail	100%	95%

The average occupancy levels at our properties by segment for the three months ended March 31, 2014 and 2013 were as follows:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Multifamily	96%	95%
Multifamily Unconsolidated Investments in Tenants in Common	95%	98%
Commercial	78%	80%
Commercial Unconsolidated Investment in Joint Venture	100%	77%
Retail	98%	91%

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

The following discussion relating to changes in our results of operations includes only material line items within our unaudited condensed consolidated statements of operations or line items for which there was a material change between the three months ended March 31, 2014 and 2013.

Rental Income and Tenant Reimbursements

Rental income and tenant reimbursements for the three months ended March 31, 2014 and 2013 were approximately $15.0 million and $14.5 million, respectively.  The increase of $0.5 million, or 3%, was primarily the result of a $0.6 million increase in rental income in our multifamily segment primarily related to an increase in average occupancy of approximately 1% and an increase in the average monthly unit rental to $1,098 from $1,059 for the three months ended March 31, 2014 and 2013, respectively.  This was partially offset by a $0.1 million decrease in rental income and tenant reimbursements in our commercial segment.  There were no other material offsetting changes in rental income and tenant reimbursements for the three months ended March 31, 2014 and 2013.

Operating Expenses and Operating Expenses Reimbursed to Affiliates

Operating expenses for the three months ended March 31, 2014 and 2013 were approximately $3.4 million and $3.1 million, respectively.  The increase of $0.3 million, or 10%, was primarily the result of a $0.4 million increase in operating expenses in our multifamily segment primarily related to more repairs and maintenance expense.  There were no other material offsetting changes in operating expenses for the three months ended March 31, 2014 and 2013.

Operating expenses reimbursed to affiliates for the three months ended March 31, 2014 and 2013 were approximately $1.6 million and $1.5 million, respectively.  The increase of $0.1 million, or 7%, was primarily the result of a $0.1 million increase in operating expenses reimbursed to affiliates in our multifamily segment.  There were no other material offsetting changes in operating expenses reimbursed to affiliates for the three months ended March 31, 2014 and 2013.

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

Operating expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Property	$1,113,000	$1,068,000
Multifamily leasing	179,000	178,000
Administrative	277,000	277,000
Other	31,000	15,000

Total	$1,600,000	$1,538,000

Management Fees

Management fees for each of three months ended March 31, 2014 and 2013 were approximately $0.8 million.  There were no material offsetting changes in management fees for the three months ended March 31, 2014 and 2013.

Pursuant to our various management agreements, NTS Development Company and/or its affiliate, NTS Management Company, (collectively referred to as “NTS Development”), receives property management fees equal to 5% of the gross collected revenue from our properties.  This includes our wholly-owned properties, our consolidated and unconsolidated joint venture properties and properties owned by our eight wholly-owned subsidiaries financed through FHLMC.  NTS Development receives property management fees from our unconsolidated properties owned as a tenant in common with unaffiliated third parties equal to 3.5% of their gross collected revenue under separate management agreements.  We are the beneficiary of a preferential ownership interest, disproportionately greater than our initial cash investment in each property owned as a tenant in common with an unaffiliated third party.  NTS Development has agreed to accept a lower management fee for the properties we own as a tenant in common with unaffiliated third parties in exchange for a larger potential disposition fee.  Disposition fees of up to 6% of the gross sales price may be paid to NTS Development for the sale of one of our properties owned as a tenant in common with unaffiliated third parties.  Management fees are calculated as a percentage of cash collections and are recorded on the accrual basis.  As a result, the fluctuations in revenue between years will differ from the fluctuations of management fee expense.

Property Taxes and Insurance

Property taxes and insurance for the three months ended March 31, 2014 and 2013 were approximately $2.1 million and $1.9 million, respectively.  The increase of $0.2 million, or 11%, was primarily the result of a $0.1 million increase in property taxes and insurance in our multifamily segment. There were no other material offsetting changes in property taxes and insurance for the three months ended March 31, 2014 and 2013.

Professional and Administrative Expenses and Professional and Administrative Expenses Reimbursed to Affiliates

Professional and administrative expenses for the three months ended March 31, 2014 and 2013 were approximately $1.0 million and $0.9 million, respectively.  The increase of $0.1 million, or 11%, was primarily the result of increased deferred compensation expense in our partnership segment due to increased unit prices in 2014, which was partially offset by decreased legal and professional fees in our partnership segment primarily related to ongoing litigation in 2014 as compared to 2013.  There were no other material offsetting changes in professional and administrative expenses for the three months ended March 31, 2014 and 2013.

Professional and administrative expenses reimbursed to affiliates for each of the three months ended March 31, 2014 and 2013 were approximately $0.5 million. There were no material offsetting changes in professional and administrative expenses reimbursed to affiliates for the three months ended March 31, 2014 and 2013.

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

Professional and administrative expenses reimbursed to affiliates consisted approximately of the following:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Finance	$141,000	$131,000
Accounting	201,000	201,000
Investor relations	90,000	83,000
Human resources	6,000	5,000
Overhead	45,000	99,000

Total	$483,000	$519,000

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2014 and 2013 was approximately $3.9 million and $4.3 million, respectively.  The decrease of $0.4 million, or 9%, was primarily the result of a $0.4 million decrease in depreciation and amortization in our multifamily segment.  There were no other material offsetting changes in depreciation and amortization for the three months ended March 31, 2014 and 2013.

Interest and Other Income

Interest and other income for the three months ended March 31, 2014 and 2013 was approximately $11,000 and $1.6 million, respectively.  The decrease was primarily due to an approximately $1.6 million non-recurring settlement received in 2013 for landscaping and tree damage in our multifamily segment. There were no other material offsetting changes in interest and other income for the three months ended March 31, 2014 and 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was approximately $3.3 million and $3.4 million, respectively.  The decrease of $0.1 million, or 3%, was primarily the result of a decrease in interest expense in our multifamily segment.  There were no other material offsetting changes in interest expense for the three months ended March 31, 2014 and 2013.

Loss on Disposal of Assets

The loss on disposal of assets for the three months ended March 31, 2014 and 2013 can be attributed to assets that were not fully depreciated at the time of replacement primarily across the multifamily segment.

Loss from Investments in Joint Ventures

Loss from investments in joint ventures for the three months ended March 31, 2014 and 2013 includes net operating losses attributable to our investments in joint ventures with an unaffiliated third party.  The properties are 600 North Hurstbourne and 700 North Hurstbourne. We anticipate construction on 700 North Hurstbourne to be completed in 2014. There were no other material offsetting changes in loss from investments in joint ventures for the three months ended March 31, 2014 and 2013.

(Loss) Income from Investments in Tenants in Common

(Loss) income from investments in tenants in common for the three months ended March 31, 2014 and 2013 includes net operating (losses) income attributable to our investments in tenants in common with unaffiliated third parties.  The properties are The Overlook at St. Thomas Apartments and Creek’s Edge at Stony Point Apartments.

Loss from investments in tenants in common for the three months ended March 31, 2014 was approximately $0.2 million, and income from investments in tenants in common for the three months ended March 31, 2013 was approximately $0.7 million.  The change in net loss for the three months ended March 31, 2014 as compared to the net income for the three months ended March 31, 2013 was primarily due to an approximately $0.8 million non-recurring settlement received in 2013 for landscaping and tree damage and a $0.1 million decrease in operating income.  There were no other material offsetting changes in (loss) income from investments in tenants in common for the three months ended March 31, 2014 and 2013.

The continuing net losses of The Overlook at St. Thomas Apartments reduced our investment to zero.  Subsequent to our investment being reduced to zero, we recognized losses in excess of our investments and recorded the resulting liability on our unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.  During the three months ended March 31, 2013, we made a capital contribution to Creek’s Edge at Stony Point Apartments.

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

The components of the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 are outlined below:

	(Unaudited)
	Three Months Ended March 31,
	2014	2013
Operating activities	$1,702,000	$4,350,000
Investing activities	(772,000)	(1,035,000)
Financing activities	(861,000)	(3,495,000)

Net increase (decrease) in cash and equivalents	$69,000	$(180,000)

Cash Flow from Operating Activities

Net cash provided by operating activities was approximately $1.7 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease of approximately $2.7 million was primarily due to decreased cash provided by results of operations of approximately $1.5 million, decreased cash — restricted of approximately $1.1 million, increased cash used by other assets of approximately $0.7 million for refundable deposits and decreased cash provided by accounts receivable of approximately $0.6 million. This change was partially offset by decreased cash used to satisfy accounts payable and accounts payable due to affiliates of approximately $1.0 million and decreased cash used to satisfy other liabilities of approximately $0.2 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Investing Activities

Net cash used in investing activities was approximately $0.8 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease of approximately $0.2 million was primarily due to decreased cash contributed to our tenants in common investments of approximately $0.6 million, partially offset by increased cash used to invest in our joint ventures with an unaffiliated third party of approximately $0.3 million and increased cash used for additions to land, buildings and amenities of approximately $0.1 million.  The remaining increases and decreases in cash were individually immaterial.

Cash Flow from Financing Activities

Net cash used in financing activities was approximately $0.9 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease of approximately $2.6 million was primarily due to increased cash provided by our revolving note payable, net of payments, of approximately $1.5 million in 2014 and increased cash used by our revolving note payable of approximately $1.8 million in 2013.  This was partially offset by increased cash used for principal payments on our mortgages payable of approximately $0.7 million.  The remaining increases and decreases in cash were individually immaterial.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be materially impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our unaudited condensed consolidated balance sheet, were approximately $1.6 million as of March 31, 2014.

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

We have approximately $38.9 million of consolidated and unconsolidated secured debt maturing during the next 12 months.  We intend to seek a renewal of our expiring $10.0 million revolving note payable to a bank and refinance our $18.5 million and $10.4 million mortgages payable that mature in the next twelve months, but can offer no assurance that we will be successful in doing so, or that favorable terms can be obtained.  As of March 31, 2014, our availability to draw on our revolving note payable was approximately $4.1 million.  The result of higher interest rates would have a negative impact on our results of operations and ability to pay distributions.  Further, as part of any refinancing, we may be required to pledge additional assets as collateral and may not be able to achieve the same loan to value ratios on our secured indebtedness.  If we are unable to refinance this debt for any reason, we must either pay the remaining balance or borrow additional money to pay off the maturing loan.  We may not, however, be able to obtain a new loan, or the terms of the new loan, such as the interest rate or payment schedule, may not be as favorable as the terms of the maturing loan.  Additionally, due to the amount of available cash on hand, expected cash generated by operating activities and funds available to us from existing sources of borrowings, there can be no assurance as to our ability to obtain funds necessary to repay the amounts due during the next 12 months.  Thus, we may be forced to sell a property at an unfavorable price to pay off the maturing loan or agree to less favorable loan terms.

We did not declare any distributions payable to limited partners for the three months ended March 31, 2014. We pay distributions, if and when authorized by our managing general partner, using proceeds from advances drawn on our revolving note payable to a bank.  We have a revolving note payable that is used as a source of operating working capital.  Each time we have previously paid a distribution, the funds were drawn from our revolving note payable.

Pursuant to leasing agreements signed by March 31, 2014, we are obligated to incur expenditures of approximately $0.1 million on our wholly-owned properties funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We are obligated to incur expenditures of approximately $0.3 million on our unconsolidated joint venture properties pursuant to our 49% ownership interest funded by borrowings on our debt during the next twelve months, primarily for renovations and tenant origination costs necessary to continue leasing our properties. We expect to fund these expenditures with cash on hand, cash generated by operations or borrowings on our debt during the next twelve months. This discussion of future liquidity details our material commitments.  We anticipate repaying, seeking renewal of or refinancing of our revolving note payable coming due in the next twelve months.

As of October 31, 2012, we entered into a joint venture investment agreement with an unaffiliated third party to invest in a commercial office building totaling approximately 125,000 square feet at 700 North Hurstbourne Parkway on the ShelbyHurst property in Louisville, Kentucky, adjacent to our 600 North Hurstbourne property.  The building is being developed by our affiliate, NTS Development Company, with construction expected to be completed in 2014.  The building will be managed by an affiliate of NTS Development Company.  We are obligated to contribute approximately $2.6 million, for a 49% ownership interest.  We intend to fund our share of this investment with cash on hand, cash from operations or borrowing on new or existing debt.  At March 31, 2014, we had funded approximately $1.0 million of this commitment.  The joint venture has entered into a $16.5 million construction financing agreement with a bank.  We are a guarantor under this agreement and are proportionately liable for this obligation, limited to our 49% ownership interest.  The joint venture expects to invest a total of approximately $22.0 million in the construction of the building and completion of tenant space.

On April 29, 2014, we refinanced our $13.9 million and $9.1 million mortgages payable to Federal Home Loan Mortgage Corporation on Golf Brook Apartments and Sabal Park Apartments for $22.9 million and $14.2 million, respectively.  These mortgages are payable to Federal Home Loan Mortgage Corporation in monthly installments of principal and interest, bearing fixed interest at 3.95%, maturing April 29, 2021, secured by certain land, buildings and amenities.

Property Transactions

Acquisitions

During the three months ended March 31, 2014 and 2013, we did not acquire any properties.

Dispositions

During the three months ended March 31, 2014 and 2013, we did not dispose of any properties.

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

Contractual Obligations and Commercial Commitments

The following table represents our obligations and commitments to make future payments as of March 31, 2014, under contracts, such as debt and lease agreements, including principal and interest, and under contingent commitments, such as debt guarantees.

	Payment Due by Period
	Total	Within One Year	One — Three Years	Three — Five Years	After Five Years
Contractual Obligations
Mortgages and notes payable	$314,563,533	$51,412,127	$51,943,830	$72,303,092	$138,904,484
Capital lease obligations	-	-	-	-	-
Operating leases (1)	-	-	-	-	-
Other long-term obligations (2)	-	-	-	-	-

Total contractual cash obligations	$314,563,533	$51,412,127	$51,943,830	$72,303,092	$138,904,484

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We have refinanced substantially all of our debt with instruments which bear interest at a fixed rate, with the exception of approximately $47.4 million at variable rates.  We anticipate that a hypothetical 100 basis point increase in interest rates would increase interest expense on our variable rate debt by approximately $0.5 million annually.  The average variable interest rate at March 31, 2014 was 3.4%.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with the requirements of the Settlement Agreement, notice of the pendency of the Settlement Agreement (the “Court Notice”) was mailed to all Unitholders on or before March 1, 2014.  The Court Notice informed the Unitholders of the Settlement Agreement and of the Court’s holding of the final fairness settlement hearing (the “Final Settlement Hearing”) on April 24, 2014.  Any member of the class desiring to object to the Settlement Agreement or the merger could have his/her objection heard at the Final Settlement Hearing.

On April 24, 2014, the Final Settlement Hearing was held by the Court.  At such Final Settlement Hearing, no objections to the Settlement Agreement or the transactions contemplated thereby were made, and the Court entered its Order and Final Judgment (the “Order and Final Judgment”), pursuant to which the Court:

•                  permanently certified a non-opt out class pursuant to Kentucky Rule of Civil Procedure 23 and designated plaintiffs in the Kentucky Action as the class representatives with plaintiffs’ counsel as class counsel;

•                  determined that the requirements of the rules of the Court and due process have been satisfied;

•                  determined that settlement of the Actions on the terms and conditions provided for in the Settlement Agreement is fair, reasonable and adequate, and in the best interests of the class and approved the settlement;

•                  dismissed with prejudice in its entirety the Kentucky Action;

•                  approved the grant of various releases among the plaintiffs, class members and the defendants (the “Releases”);

•                  permanently barred and enjoined plaintiffs and all members of the class from instituting, commencing or prosecuting any of the settled claims against any of the parties that are released pursuant to the Releases; and

•                  granted plaintiffs’ counsel’s petition for fees (aggregating $2,220,446 or approximately $0.53 per Unit) and reimbursement of expenses (aggregating $123,930 or approximately $0.03 per Unit) and an incentive award to the named plaintiffs in the Actions (aggregating $50,000 or approximately $0.01 per Unit).

In addition to dismissing the Kentucky Action with prejudice, the Settlement Agreement provides that, after entry of the Order and Final Judgment, the parties to the Settlement Agreement will file a stipulation and order dismissing the Delaware Action with prejudice; which stipulation was filed on May 5, 2014 and the court entered an order dismissing the Delaware Action on May 6, 2014.  Generally, if there are no appeals filed to the Order and Final Judgment or to any orders dismissing the Actions, then each such order will become final and no longer be subject to appeal after expiration of thirty (30) days following the date of entry of each respective order.

We do not believe there is any other litigation threatened against us other than routine litigation and other legal proceedings arising out of the ordinary course of business.

Item 1A — Risk Factors

Our principal unit holders may effectively exercise control over matters requiring unit holder approval.

As of March 31, 2014, Mr. J.D. Nichols beneficially owned approximately 61.7% of the outstanding NTS Realty Holdings Limited Partnership Units.  Mr. Nichols effectively has the power to elect all of the directors and control the management, operations and affairs of NTS Realty Holdings Limited Partnership.  His ownership may discourage someone from making a significant equity investment in NTS Realty Holdings Limited Partnership, even if we needed the investment to operate our business.  His holdings could be a significant factor in delaying or preventing a change of control transaction that other limited partners may deem to be in their best interests, such as a transaction in which the other limited partners would receive a premium for their units over their current trading prices.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit No.
2.01	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS-Properties III, NTS-Properties IV, NTS-Properties V, a Maryland limited partnership, NTS-Properties VI, a Maryland limited partnership and NTS-Properties VII, Ltd., dated February 3, 2004	(3)

2.02	Contribution Agreement by and between NTS Realty Holdings Limited Partnership and ORIG, LLC, dated February 3, 2004	(3)

2.03	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Merger Parent, LLC and NTS Merger Sub, LLC, dated December 27, 2012 (and terminated October 18, 2013)	(18)

2.04	Agreement and Plan of Merger by and among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Merger Parent, LLC and NTS Merger Sub, LLC, dated February 24, 2014	(20)

3.01	Certificate of Limited Partnership of NTS Realty Holdings Limited Partnership	(1)

3.02	Amended and Restated Agreement of Limited Partnership of NTS Realty Holdings Limited Partnership, dated as of December 29, 2005	(7)

3.03	Certificate of Incorporation of NTS Realty Capital, Inc.	(8)

3.04	By-Laws of NTS Realty Capital, Inc.	(2)

10.01	Amended and Restated Management Agreement between NTS Realty Holdings Limited Partnership and NTS Development Company, dated as of December 29, 2005	(6)

10.02	Form of Lease Agreement between NTS Realty Holdings Limited Partnership and SHPS, Inc.	(4)

10.03	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Golf Brook Apartments)	(5)

10.04	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Investors Capital Mortgage Group, Inc., dated September 30, 2005 (Sabal Park Apartments)	(5)

10.05	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Richland Apartments and The Grove at Whitworth Apartments)	(5)

10.06	Agreement for Purchase and Sale between Schaedle Worthington Hyde Properties, L.P. and NTS Realty Holdings Limited Partnership, dated November 1, 2005 (The Grove at Swift Creek Apartments)	(5)

10.07	Purchase and Sale Agreement between AMLI at Castle Creek, L.P. and AMLI Residential Properties, L.P. and NTS Realty Holdings Limited Partnership, dated February 7, 2006 (Castle Creek Apartments and Lake Clearwater Apartments)	(5)

10.08	Unconditional and Continuing Guaranty by NTS Realty Holdings Limited Partnership in favor of National City Bank, dated March 23, 2006	(5)

10.09	Amended and Restated Master Loan Agreements between NTS Realty Holding Limited Partnership and The Northwestern Mutual Life Insurance Company and between NTS Realty Holdings Limited Partnership and National City Bank, dated October 4, 2006	(9)

10.10	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Medical Office Center)	(10)

10.11	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Meridian Realty Investments, LLC, dated November 10, 2006 (Springs Office Center)	(10)

10.12	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Overlook Associates, LLC and The Northwestern Mutual Life Insurance Company, dated December 8, 2006 (The Overlook at St. Thomas Apartments)	(11)

10.13	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership together with Creek’s Edge Investors, LLC and CG Stony Point, LLC, dated June 20, 2007 (Creek’s Edge at Stony Point Apartments)	(12)

10.14	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Ascent Properties, LLC, dated August 1, 2007 (The Office Portfolio)	(13)

Exhibit No.
10.15	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Colonial Realty Limited Partnership and Colonial Properties Services, Inc., dated June 11, 2008 (Shelby Farms Apartments)	(14)

10.16	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and 302 Sabal Park Place Longwood, LLC and 385 Golf Brook Circle Longwood, LLC dated April 10, 2009 (Sabal Park Apartments and Golf Brook Apartments)	(15)

10.17	Purchase and Sale Agreement between NTS Realty Holdings Limited Partnership and Corac, LLC, dated December 23, 2010 (Lakes Edge Apartments)	(16)

10.18	Mortgage, Security Agreement and Fixture Filing, dated as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.19	Promissory Note, made as of April 20, 2011, by Lakes Edge Apartments, LLC to Metlife Bank, N.A., a national banking association	(17)

10.20	Guaranty Agreement, dated as of April 20, 2011, by NTS Realty Holdings Limited Partnership for the benefit of Metlife Bank, N.A., a national banking association	(17)

10.21	Voting and Support Agreement dated as of December 27, 2012 by and among J. D. Nichols, Brian Lavin, NTS Realty Capital, Inc., NTS Realty Partners, LLC, ORIG, LLC, Ocean Ridge Investments, Ltd., BKK Financial, Inc., The J. D. Nichols Irrevocable Trust for my Daughters, The J.D. Nichols Irrevocable Trust for my Grandchildren, Kimberly Ann Nichols, Zelma Nichols, Brickwood, LLC and NTS Realty Holdings Limited Partnership	(18)

10.22	Stipulation and Agreement of Compromise, Settlement and Release among NTS Realty Holdings Limited Partnership, NTS Realty Capital, Inc., NTS Parent, LLC, J.D. Nichols, Brian F. Lavin, Mark Anderson, John Daly, Sr., John Lenihan, Plaintiffs in the Delaware action dated February 4, 2014	(19)

14.01	Code of Conduct and Ethics of NTS Realty Holdings Limited Partnership, adopted as of December 28, 2004	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(21)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	(21)

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(21)

99.01	Form of Lock-Up Agreement by and between NTS Realty Holdings Limited Partnership and each of the executive officers of NTS Realty Capital, Inc.	(1)

99.02	Registration Statement on Form S-4/A (Amendment No. 5), as filed by the Registrant with the Securities and Exchange Commission on October 27, 2004	(3)

101

The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Equity, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

		(21)(22)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on February 4, 2004
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 1), as filed with the Securities and Exchange Commission on June 18, 2004
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (Amendment No. 5), as filed with the Securities and Exchange Commission on October 27, 2004
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 3, 2006
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 17, 2006
(7)	Incorporated by reference to the Registrant’s Information Statement on Form DEF 14C, as filed with the Securities and Exchange Commission on May 14, 2006
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on October 23, 2006
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2007
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2007
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2007
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 1, 2008
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 27, 2008
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2009
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2010
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed by the Securities and Exchange Commission on December 27, 2012
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 7, 2014
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2014
(21)	Filed herewith
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

NTS REALTY HOLDINGS LIMITED PARTNERSHIP

By:	NTS REALTY CAPITAL, INC.
Its: Managing General Partner

	By:	/s/ Brian F. Lavin
Brian F. Lavin
		Its:	President and Chief Executive Officer
(Principal Executive Officer)
		Date:	May 14, 2014

	By:	/s/ Gregory A. Wells
Gregory A. Wells
		Its:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
		Date:	May 14, 2014